Form 10QSB
period 1996-06-30
HUMBOLDT BANCORP
filed 1996-08-01
CIK 1008554

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB
              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended:  JUNE 30, 1996


                      Commission File Number:   0-27784



                               HUMBOLDT BANCORP
      (Exact name of small business issuer as specified in its charter)

          CALIFORNIA                         93-1175446
     (State or other jurisdiction of        (I.R.S. Employer
      Incorporation or organization)         Identification No.)

                               701 Fifth Street
                              Eureka, California
                   (Address of principal executive offices)

                                    95501
                                  (Zip Code)

                                (707) 445-3233
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                      X   Yes         No




Number of shares of common stock outstanding at June 30, 1996 is: 1,392,855

                       PART I  -  FINANCIAL INFORMATION

ITEM 1  - Financial Statements

The information required by Rule 10-01 of Regulation S-X is attached hereto as Exhibit A.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

On November 10, 1995, the shareholders of Humboldt Bank (the "Bank") approved a Plan of Reorganization by and between the Bank, Humboldt Merger Company and Humboldt Bancorp (the "Company") whereby the Bank became a wholly owned subsidiary of the Company. The reorganization became effective January 2, 1996. The sole business operation of the Company is conducted through its wholly owned subsidiary, Humboldt Bank. The following discussion, therefore, although presented on a consolidated basis, analyzes primarily the financial condition and results of operations of the Bank for the six month period ended June 30, 1996. Previously, the Bank filed its periodic reports under the Securities Exchange Act of 1934 with the Federal Reserve Board.

Changes in Financial Condition

During the six month period ended June 30, 1996, deposits increased $1.3 million or 0.75% to $175.8 million. During the same period, loans increased $21.1 million or 18.2% to $136.8 million, primarily as a result of an increase in single-family loans and commercial and farm land loans secured by real estate. Investment securities decreased $16.8 million or 31.2% to $37.1 million. Excess liquidity during the period was invested in federal funds.

During the six month period ending June 30, 1996, past due loans were $1.8 million (0.9% of total assets), and compares with $1.8 million (0.9% of total assets) at December 31, 1995. The Bank's allowance for loan losses at June 30, 1996 was 1.6% of total loans, the same as at December 31, 1995.

Earnings Summary

Net income for the six months ended June 30, 1996 was $1,459,000, or $0.96 per share, compared with net income of $827,000 or $0.57 per share in the same period a year ago.

Net Interest Income

Total interest income increased $739,000 or 10.2% for the six months ended June 30, 1996, as compared to the same period during the prior year. For the six months ended June 30, 1996, interest expense increased $219,000 or 8.8% as compared to the same period during the prior year. Net interest income for the six months ended June 30, 1996 was $5,254,000 and $4,734,000 for the six months ended June 30, 1995. Average loans as a percentage of average earning assets was 71.0% during the six months ended June 30, 1996, compared to 61.8% a year earlier. The average balance of lower yielding other earning assets as a percentage of average earning assets was 29.0% during the six months ended June 30, 1996, compared to 38.2% a year earlier.

Provision for Loan Losses

The Company maintains its allowance for loan losses at a level considered appropriate by management to provide for known and inherent risks in the loan portfolio. This consideration includes an evaluation of various factors affecting the collectability of loans, including current and projected economic conditions, past credit experience and a periodic review of the Company's loan portfolio. The Company recorded an additional provision to the allowance for loan losses for the six month period ended June 30, 1996 of $463,000 compared to $365,000 for the same period in 1995. This increase was mainly due to the substantial increase in loan volume. Loans charged off during the six month period totaled $191,000 in 1996 and $152,000 in 1995. Recoveries in the same period were $20,000 in 1996 and $25,000 in 1995.

On January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". The effect of adoption on the Company's financial statements was not material.

Non-Interest Income

Non-interest income consists of gain on sale of loans and securities, service charges and other fees related to deposit accounts, SBA and mortgage service fees, referral fees, safe deposit box rentals, Lease Department income and fees, Merchant BankCard Department income and fees and miscellaneous other fees. In the six months ended June 30, 1996, income from these sources was $2,184,000, an increase of $752,000 from the same period in 1995. The increase was attributable primarily to increases in Lease and Merchant BankCard Department income.

Non-Interest Expense

Non-interest expenses increased $846,000 or 19.3% to $5,232,000 for the six months ended June 30, 1996, compared to the same period in 1995. The increase was due in part to increased personnel expenses, fixed asset expense and Merchant BankCard Department expense. During the six months ended June 30, 1996, the Company had a total of 157 full-time equivalent employees, compared to 132 full-time equivalent employees during the same period a year earlier.

Capital Resources

Management seeks to maintain adequate capital to support anticipated asset growth and credit risks and to ensure that the Company meets all regulatory capital requirements.

The Company is required to maintain certain regulatory minimum capital ratios. The following table outlines these ratios at June 30, 1996:

                       REQUIRED     COMPANY'S ACTUAL
                        MINIMUM
TIER 1                    6%             11.02%
TOTAL CAPITAL             10%            12.27%
LEVERAGE                  5%              8.43%


Future growth and earnings retention, as currently projected by management, are expected to provide for the maintenance of capital ratios in conformance with the requirements.

Income Taxes

The provision for income taxes was $908,000 for the six months ended June 30, 1996, compared to $588,000 in the same period a year earlier. The provision is classified as current tax liability for interim reporting purposes. The tax rate was 38.4% for the six months ended June 30, 1996, compared to 41.6% for the same period in 1995.

Liquidity

The Company manages its liquidity to ensure that sufficient funds are available to meet loan commitments and deposit fluctuations. Primary sources of liquidity include cash and due from bank deposits, unpledged short-term U.S. Government securities and federal funds sold. The Bank's primary liquidity ratio, which is the ratio of liquid assets to total deposits, was 24.9% at June 30, 1996, and 28.7% at December 31, 1995.


                        PART II  -  OTHER INFORMATION


ITEM 1 - Legal Proceedings

The Company is not involved in any legal proceedings that would have a material adverse effect on its financial statements.


ITEM 2 - Changes in Securities  -  NONE


ITEM 3 - Defaults Upon Senior Securities  -  NONE


ITEM 4 - Submission of Matters to a Vote of Security Holders

On or about April 1, 1996, a Proxy Statement of Humboldt Bancorp was mailed to shareholders of record as of February 29, 1996 by the Board of Directors soliciting proxies for use at a Special Meeting of Shareholders to be held on April 17, 1996. At the meeting the shareholders were asked to approve and adopt the Humboldt Bancorp Stock Option Plan and Humboldt Bank Director Fee Plan. Both plans were approved by the Company's shareholders as follows:
Humboldt Bancorp Stock Option Plan,  FOR: 628,052;  AGAINST: 83,109;  ABSTAIN:
6,054;  Humboldt  Bank  Director  Fee  Plan,  FOR: 634,152;  AGAINST:  70,084;
ABSTAIN: 12,979.



ITEM 5 - Other Information  -  NONE


ITEM 6 - Exhibits and Reports on Form 8-K  -  NONE







                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.




Date:     July 31, 1996   HUMBOLDT BANCORP



                              Alan J. Smyth
                              ______________________________________
                              Alan J. Smyth
                              Senior Vice President & Chief Financial Officer



                              Theodore S. Mason
                              ______________________________________
                              Theodore S. Mason
                              President & Chief Executive Officer

HUMBOLDT BANCORP AND SUBSIDIARY         CONSOLIDATED          BANK ONLY
CONSOLIDATED BALANCE SHEETS                UNAUDITED            AUDITED
(IN THOUSANDS OF DOLLARS)              JUNE 30, 1996  DECEMBER 31, 1995

ASSETS:
  Cash and Due From Banks                    7962.00            7281.00
  Interest Bearing Deposits in               1020.00            1120.00
Banks
  Federal Funds Sold                         2870.00            5470.00
  Investment Securities (Market
Value of $37,085                              37,085             53,875
  and $53,875 respectively)
  Loans Held For Sale                         926.00            1880.00
LOANS
  Commercial, Industrial &                  18987.00           16284.00
Agricultural
  Real Estate-Commercial and Farm           62208.00           54879.00
Land
  Real Estate-Residential 1 to 5            31749.00           21156.00
  Real Estate-Construction & Land           16220.00           15874.00
Development
  Consumer                                   3431.00            3396.00
  Lease Financing                            3303.00            3974.00
  Municipal Loans                             771.00               0.00
  Other                                       158.00             159.00
                                           136827.00          115722.00
  Less:  Deferred Loan Fees                    (783)              (616)
     TOTAL LOANS                           136044.00          115106.00
  Less:  Allowance For Credit                (2,160)            (1,868)
Losses
     NET LOANS                             133884.00          113238.00
  Premises and Equipment (net)               5534.00            5009.00
  Intangible Assets                          1118.00            1305.00
  Other Assets                               6065.00            4734.00
     TOTAL ASSETS                          196464.00          193912.00
LIABILITIES  (Deposits)
   Demand                                   44544.00           39879.00
   Demand-Interest Bearing                  36721.00           41543.00
   Time - $100,000 and over                 24089.00           23230.00
   Other Time                               54340.00           54098.00
   Savings                                  16135.00           15776.00
                                           175829.00          174526.00
   Borrowed Funds                             781.00             787.00
   Other Liabilities                         2142.00            1665.00
                                           178752.00          176978.00
SHAREHOLDERS' EQUITY
  Preferred stock, no par value;
1,000,000 shares
  authorized, none issued
  Common stock, no par value;
1,000,000 shares
  authorized, 1,392,855 shares in             17,030             14,851
1996 and
  1,266,509 in 1995, issued and
outstanding
  Retained Earnings                           543.00            1268.00
  Unrealized Gain/Loss                        139.00             815.00
     TOTAL SHAREHOLDERS' EQUITY             17712.00           16934.00
     TOTAL LIABILITIES &                   196464.00          193912.00
SHAREHOLDERS' EQUITY

NOTE:     HUMBOLDT BANCORP BECAME EFFECTIVE JANUARY 2, 1996.
          *See notes to consolidated financial statements.

HUMBOLDT BANCORP
STATEMENT OF OPERATIONS
For the three months ended       UNAUDITED     UNAUDITED
June 30, 1996 & 1995              JUNE 30, JUNE 30, 1995
(in thousands of dollars)             1996

INTEREST INCOME
  Interest and Fees on Loans       3386.00       2737.00
  Interest on Deposits in            13.00         17.00
Banks
  Interest & Dividends on           551.00        883.00
Securities
  Interest on Federal Funds          79.00        120.00
Sold
  Total Interest Income:           4029.00       3757.00
INTEREST EXPENSE
  Interest on Demand Deposits        42.00         44.00
  Interest on Other Savings         263.00        235.00
Deposits
  Interest on Time Deposits         297.00        315.00
$100,000+
  Interest on All Other Time        727.00        741.00
Deposits
  Interest on Other                  12.00         13.00
Borrowings
  Total Interest Expense:          1341.00       1348.00

  Net Interest Income              2688.00       2409.00

  Provision For Loan Losses         223.00        200.00

NON-INTEREST INCOME
  Service Charges on Deposit        156.00        153.00
Accounts
  Other Fee Income                  975.00        641.00
  All Other Non-interest             17.00         17.00
Income
  Total Non-interest Income:       1148.00        811.00

  Realized Gain/Loss on              35.00          0.00
Securities

NON-INTEREST EXPENSE
  Salaries & Employee              1367.00       1134.00
Benefits
  Premises & Fixed Asset            433.00        314.00
Expense
  Other Non-interest Expense        910.00        871.00
  Total Non-interestExpense:       2710.00       2319.00

INCOME BEFORE TAXES                 938.00        701.00
  Applicable Income Taxes           344.00        291.00

NET INCOME                          594.00        410.00

INCOME PER SHARE                     $0.33         $0.28





NOTE:     HUMBOLDT BANCORP BECAME EFFECTIVE JANUARY 2, 1996.
          *See notes to consolidated financial statements

HUMBOLDT BANCORP
STATEMENT OF OPERATIONS
For the six months ended June     UNAUDITED      UNAUDITED
30, 1996 & 1995               JUNE 30, 1996  JUNE 30, 1995
(in thousands of dollars)

INTEREST INCOME
  Interest and Fees on Loans        6498.00        5374.00
  Interest on Deposits in             26.00          30.00
Banks
  Interest & Dividends on           1277.00        1572.00
Securities
  Interest on Federal Funds          169.00         255.00
Sold
  Total Interest Income:            7970.00        7231.00
INTEREST EXPENSE
  Interest on Demand Deposits         83.00          81.00
  Interest on Other Savings          531.00         463.00
Deposits
  Interest on Time Deposits          600.00         578.00
$100,000+
  Interest on All Other Time        1478.00        1350.00
Deposits
  Interest on Other                   24.00          25.00
Borrowings
  Total Interest Expense:           2716.00        2497.00

  Net Interest Income               5254.00        4734.00

  Provision For Loan Losses          463.00         365.00

NON-INTEREST INCOME
  Service Charges on Deposit         304.00         280.00
Accounts
  Other Fee Income                  1818.00        1086.00
  All Other Non-interest              62.00          66.00
Income
  Total Non-interest Income:        2184.00        1432.00

  Realized Gain/Loss on              624.00           0.00
Securities

NON-INTEREST EXPENSE
  Salaries & Employee               2659.00        2176.00
Benefits
  Premises & Fixed Asset             780.00         586.00
Expense
  Other Non-interest Expense        1793.00        1624.00
  Total Non-interest Expense:       5232.00        4386.00

INCOME BEFORE TAXES                 2367.00        1415.00
  Applicable Income Taxes            908.00         588.00

NET INCOME                          1459.00         827.00

INCOME PER SHARE                      $0.96          $0.57





NOTE:     HUMBOLDT BANCORP BECAME EFFECTIVE JANUARY 2, 1996
          *See notes to consolidated financial statements

HUMBOLDT BANCORP STATEMENT OF CASH        CONSOLIDATED        BANK ONLY
FLOWS                                        UNAUDITED        UNAUDITED
For the six months ended June 30,        JUNE 30, 1996    JUNE 30, 1995
1996 & 1995
(in thousands of dollars)

OPERATING ACTIVITIES
  Net Income  -  Adjustments to
reconcile net income to net cash                 1,459              827
                          provided by
operating activities:
  Provision for Loan Loss                       463.00           365.00
  Depreciation                                  424.00           348.00
  Amortization and Other                        434.00           139.00
  <Gain>/Loss on Sale of Securities              <624>             0.00
  Net Change in Other Assets                     <850>            <568>
  Net Change in Other Liabilities               477.00           477.00
  Net Change in Loans Held for Sale             954.00            <489>
NET CASH PROVIDED BY OPERATING                 2737.00          1099.00
ACTIVITIES
INVESTING ACTIVITIES
  Net Change in Interest-bearing                100.00           107.00
Deposits in Banks
  Federal Funds Sold  (Net)                    2600.00          3520.00
  Securities Held-to-Maturity
    Investment Purchases                          0.00          <7,778>
    Proceeds From Maturities of                   0.00          2000.00
Investments
    Proceeds From Sale of Investments             0.00             0.00
  Securities Available-for-Sale
    Investment Purchases                       <9,820>         <16,838>
    Proceeds From Maturities of                3107.00          4000.00
Investments
    Proceeds From Sale of Investments         22725.00             0.00
  Net Change in Loans                         <21,110>          <8,387>
  Purchase of Premises and Equipment             <949>            <370>
NET CASH USED FOR INVESTING                    <3,347>         <23,746>
ACTIVITIES
FINANCING ACTIVITIES
  Net Change in Deposits                       1302.00         24542.00
  Payments on Borrowed Funds                       <6>              <6>
  Fractional Shares Purchased                      <5>              <3>
NET CASH PROVIDED BY FINANCING                 1291.00         24533.00
ACTIVITIES
NET CHANGE IN CASH AND CASH                     681.00          1886.00
EQUIVALENTS
  Cash and Due From Banks at                   7281.00          5726.00
Beginning of Period
CASH AND DUE FROM BANKS AT END OF              7962.00          7612.00
PERIOD
SUPPLEMENTAL DISCLOSURES
  Cash Paid During the Period For:             2700.00          2512.00
Interest
                                               1769.00           661.00
Income Taxes
NON-CASH TRANSACTIONS
  Unrealized Holding Losses on                 <1,155>          1188.00
Securities
  Deferred Income Taxes on unrealized           480.00            <494>
holding losses on securities
  Deposit Liabilities assumed in
exchange for assets acquired in                      0             1879
  connection with purchase of
branches
  Stock Dividend                               2184.00          1647.00

                       Humboldt Bancorp and Subsidiary
                  Notes to Consolidated Financial Statements
                                June 30, 1996
                                 (Unaudited)


Note 1  -  Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Humboldt Bancorp and Subsidiary at June 30, 1996 and the results of operations for the six months then ended.

Certain information and footnote disclosures presented in the Company's annual financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-KSB. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the operating results through December 31, 1996.


Note 2  -  New Accounting Policies

On January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". This statement addresses the accounting and reporting by creditors for impairment of certain loans. A loan is impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. These statements are applicable to all loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment such as consumer installment loans and loans held for sale which are measured at fair value or at the lower of cost or fair value. Impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the Company measures impairment based on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Loans are measured for impairment as part of the Company's normal internal asset review process.

Interest income is recognized on impaired loans in a manner similar to that of all loans. It is the Company's policy to place loans that are delinquent 90 days or more as to principal or interest on a nonaccrual of interest basis unless secured and in the process of collection, and to reverse from current income accrued but uncollected interest. Cash payments subsequently received on nonaccrual loans are recognized as income only where the future collection of principal is considered by management to be probable.

At June 30, 1996, the Company's total recorded investment in impaired loans was $189,207 for which there is a related allowance for credit losses of $189,207 determined in accordance with these Statements.
The average recorded investment in the impaired loans during the six months ended June 30, 1996 was $189,207. The related amount of interest income recognized during the period that such loans were impaired was $3,736 and the amount of interest income recognized using a cash-basis method of accounting during the time within the period that the loans were impaired was $3,376.


Note 3  -  Consolidation

The consolidated financial statements include the accounts of Humboldt Bancorp
and its wholly-owned subsidiary,  Humboldt  Bank.   All  material intercompany
accounts and transactions have been eliminated in consolidation.


Note 4  -  Commitments

The Bank has outstanding performance letters of credit of $2,152,000 at June 30, 1996.


Note 5  -  Net Income Per Common Share

Net income per share is calculated by using the weighted average common shares outstanding. The weighted average number of common shares used in computing the net income per common share for the period ending June 30, 1996 was 1,513,123 and for the period ending June 30, 1995 was 1,459,028.