Form 10QSB
period 1996-09-30
HUMBOLDT BANCORP
filed 1996-10-23
CIK 1008554

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB
              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended:  SEPTEMBER 30, 1996


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




Number  of  shares  of  common  stock  outstanding at September 30,  1996  is:
1,392,855

                       PART I  -  FINANCIAL INFORMATION

ITEM 1  - FINANCIAL STATEMENTS

The information required by Rule 10-01 of Regulation S-X is attached hereto as Exhibit A.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On November 10, 1995, the shareholders of Humboldt Bank (the "Bank") approved a Plan of Reorganization by and between the Bank, Humboldt Merger Company and Humboldt Bancorp (the "Company") whereby the Bank became a wholly owned subsidiary of the Company. The reorganization became effective January 2, 1996. The sole business operation of the Company is conducted through its wholly owned subsidiary, Humboldt Bank. The following discussion, therefore, although presented on a consolidated basis, analyzes primarily the financial condition and results of operations of the Bank for the nine month period ended September 30, 1996. Previously, the Bank filed its periodic reports under the Securities Exchange Act of 1934 with the Federal Reserve Board.

CHANGES IN FINANCIAL CONDITION

During the nine month period ended September 30, 1996, deposits increased $12.0 million or 6.85% to $186.5 million. During the same period, loans increased $28.0 million or 24.2% to $143.7 million, primarily as a result of an increase in residential real estate loans and construction and land development loans secured by real estate. Investment securities decreased $17.5 million or 32.6% to $36.3 million. Excess liquidity during the period was invested in federal funds.

During the nine month period ending September 30, 1996, past due loans were $1.1 million (0.5% of total assets), and compares with $1.8 million (0.9% of total assets) at December 31, 1995. The Bank's allowance for loan losses at September 30, 1996 was 1.6% of total loans, the same as at December 31, 1995.

EARNINGS SUMMARY

Net income for the nine months ended September 30, 1996 was $2,199,000, or $1.43 per share, compared with net income of $1,330,000 or $0.89 per sht income increased $1,054,000 or 9.5% for the nine months ended September 30, 1996, as compared to the same period during the prior year. For the nine months ended September 30, 1996, interest expense increased $234,000 or 6.1% as compared to the same period during the prior year. Net interest income for the nine months ended September 30, 1996 was $8,106,000 and $7,286,000 for the nine months ended September 30, 1995. Average loans as a percentage of average earning assets was 73.2% during the nine months ended September 30, 1996, compared to 62.0% a year earlier. The average balance of lower yielding other earning assets as a percentage of average earning assets was 26.8% during the nine months ended September 30, 1996, compared to 38.0% a year earlier.

PROVISION FOR LOAN LOSSES

The Company maintains its allowance for loan losses at a level considered appropriate by management to provide for known and inherent risks in the loan portfolio. This consideration includes an evaluation of various factors affecting the collectability of loans, including current and projected economic conditions, past credit experience and a periodic review of the Company's loan portfolio. The Company recorded an additional provision to the allowance for loan losses for the nine month period ended September 30, 1996 of $539,000 compared to $593,000 for the same period in 1995. This decrease was mainly due to anticipated losses not materializing on loans in non-accrual in 1995. Loans charged off during the nine month period totaled $273,000 in 1996 and $262,000 in 1995. Recoveries in the same period were $111,000 in 1996 and $42,000 in 1995.

On January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". The effect of adoption on the Company's financial statements was not material.

NON-INTEREST INCOME

Non-interest income consists of gain on sale of loans and securities, service charges and other fees related to deposit accounts, SBA and mortgage service e deposit box rentals, Lease Department income and fees, Merchant BankCard Department income and fees and miscellaneous other fees. In the nine months ended September 30, 1996, income from these sources was $3,536,000, an increase of $1,156,000 from the same period in 1995. The increase was attributable primarily to increases in Lease and Merchant BankCard Department income and gains on sales of securities.

NON-INTEREST EXPENSE

Non-interest expenses increased $1,200,000 or 17.3% to $8,150,000 for the nine months ended September 30, 1996, compared to the same period in 1995. The increase was due in part to increased personnel expenses, fixed asset expense, Credit Card Issuing and Merchant BankCard Department expense, and telephone expense. During the nine months ended September 30, 1996, the Company had a total of 161 full-time equivalent employees, compared to 134 full-time equivalent employees during the same period a year earlier.

CAPITAL RESOURCES

Management seeks to maintain adequate capital to support anticipated asset growth and credit risks and to ensure that the Company meets all regulatory capital requirements.

The Company is required to maintain certain regulatory minimum capital ratios. The following table outlines these ratios at September 30, 1996:


                       REQUIRED     COMPANY'S
                        MINIMUM     ACTUAL

TIER 1                    6%             11.13%
TOTAL CAPITAL             10%            12.38%
LEVERAGE                  5%              8.53%



Future growth and earnings retention, as currently projected by management, are expected to provide for the maintenance of capital ratios in conformance with the requirements.

INCOME TAXES

The provision for income taxes was $1,381,000 for the nine months ended September 30, 1996, compared to $947,000 in the same period a year earlier. The provision is classified as current tax liability for interim reporting purposes. The tax rate was 38.6% for the nine months ended September 30, 1996, compared to 41.6% for the same period in 1995.

LIQUIDITY

The Company manages its liquidity to ensure that sufficient funds are available to meet loan commitments and deposit fluctuations. Primary sources of liquidity include cash and due from bank deposits, unpledged short-term U.S. Government securities and federal funds sold. The Bank's primary liquidity ratio, which is the ratio of liquid assets to total deposits, was 25.9% at September 30, 1996, and 28.7% at December 31, 1995.


                        PART II  -  OTHER INFORMATION


ITEM 1 -  LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings that would have a material adverse effect on its financial statements.


ITEM 2 -  CHANGES IN SECURITIES  -  NONE


ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES  -  NONE


ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  -  NONE


ITEM 5 -  OTHER INFORMATION  -  NONE


ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K  -  NONE







                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.




Date:     October 25, 1996    HUMBOLDT BANCORP



                              Alan J. Smyth
                              ______________________________________
                              Alan J. Smyth
                              Senior Vice President & Chief Financial Officer



                              Theodore S. Mason
                              ______________________________________
                              Theodore S. Mason
                              President & Chief Executive Officer

HUMBOLDT BANCORP AND SUBSIDIARY         CONSOLIDATED          BANK ONLY
CONSOLIDATED BALANCE SHEETS                UNAUDITED           AUDITED
(IN THOUSANDS OF DOLLARS)                   09/30/96       DECEMBER 31, 1995

ASSETS:
  Cash and Due From Banks                       9646               7281
  Interest Bearinh Deposits in Banks            1020               1120
  Federal Funds Sold                            7050               5470
  Investment  Securities(Market Value of
    $36,334 and $53,875 respectively)         36,334             53,875
  Loans Held For Sale                            924               1880
LOANS
  Commercial, Industrial &                    19,227             16,284
    Agricultural
  Real Estate - Commercial and Farm           62,214             54,879
    Land
  Real Estate - Residential 1 to 5            31,820             21,156
  Real Estate - Construction & Land           21,456             15,874
    Development
  Consumer                                      3732               3396
  Lease Financing                               3207               3974
  Municipal Loans                               1825                  0
  Other                                          236                159
                                             143,717            115,722
  Less:  Deferred Loan Fees                    (869)              (616)
     TOTAL LOANS                             142,848            115,106
   Less:    Allowance  For  Credit           (2,245)            (1,868)
Losses
     NET LOANS                               140,603            113,238
  Premises and Equipment (net)                  5808               5009
  Intangible Assets                             1026               1305
  Other Assets                                  6098               4734
     TOTAL ASSETS                            208,509            193,910
LIABILITIES  (Deposits)
   Demand                                     49,950             39,879
   Demand-Interest Bearing                    38,610             41,543
   Time - $100,000 and over                   24,860             23,230
   Other Time                                 57,285             54,098
   Savings                                    15,780             15,776
                                             186,485            174,526
   Borrowed Funds                                778                787
   Other Liabilities                            2724               1665
                                             189,987            176,978
SHAREHOLDERS' EQUITY
   Preferred  stock, no par value;
    1,000,000 shares authorized,
    none issued

   Common  stock, no  par  value;
    1,000,000 shares authorized,
    1,392,855 shares in 1996 and
    1,266,509 in 1995, issued and
    outstanding                               17,030             14,851
  Retained Earnings                             1283               1268
  Unrealized Gain/Loss                           209                815
     TOTAL SHAREHOLDERS' EQUITY               18,522             16,934
     TOTAL LIABILITIES & SHAREHOLDERS'
       EQUITY                                208,509            193,912

NOTE:          HUMBOLDT BANCORP BECAME EFFECTIVE JANUARY 2, 1996.
          *See notes to consolidated financial statements.

HUMBOLDT BANCORP
STATEMENT OF OPERATIONS

For the three months ended
09/30/96 & 09/30/95                   UNAUDITED     UNAUDITED
(in thousands of dollars)              09/30/96      09/30/95

INTEREST INCOME
  Interest and Fees on Loans               3618          2925
  Interest on Deposits in Banks              14            16
  Interest & Dividends on Securities        522           841
  Interest on Federal Funds Sold             83           140
  Total Interest Income:                   4237          3922
INTEREST EXPENSE
  Interest on Demand Deposits                38            45
  Interest on Other Savings Deposits        273           255
  Interest  on Time Deposits                310           283
    $100,000+
  Interest on All Other Time Deposits       752           751
  Interest on Other Borrowings               12            36
  Total Interest Expense:                  1385          1370

  Net Interest Income                      2852          2552

  Provision For Loan Losses                  76           228

NON-INTEREST INCOME
  Service Charges on Deposit Accounts       201           145
  Other Fee Income                         1128           753
  All Other Non-interest Income              23            50
  Total Non-interest Income:               1352           948

  Realized Gain/Loss on Securities            3           154

NON-INTEREST EXPENSE
  Salaries & Employee Benefits             1463          1179
  Premises & Fixed  Asset Expense           496           349
  Other Non-interest Expense                959          1036
  Total Non-interestExpense:               2918          2564

INCOME BEFORE TAXES                        1213           862
  Applicable Income Taxes                   473           359

NET INCOME                                  740           503

INCOME PER SHARE                          $0.46         $0.33



NOTE:               HUMBOLDT BANCORP BECAME EFFECTIVE JANUARY 2, 1996.
               *See notes to consolidated financial statements

HUMBOLDT BANCORP
STATEMENT OF OPERATIONS

For the nine months ended
09/30/96 & 09/30/95                       UNAUDITED      UNAUDITED
(in thousands of dollars)                  09/30/96       09/30/95

INTEREST INCOME
 Interest and Fees on Loans                  10,116          8,299
 Interest on Deposits in Banks                   40             46
 Interest & Dividends on Securities            1799           2413
 Interest on Federal Funds Sold                 252            395
 Total Interest Income:                      12,207         11,153
INTEREST EXPENSE
 Interest on Demand Deposits                    121            126
 Interest  on Other Savings Deposits            804            718
 Interest  on Time Deposits                     910            861
   $100,000+
 Interest on All Other Time Deposits           2230           2101
 Interest on Other Borrowings                    36             61
 Total Interest Expense:                       4101           3867

 Net Interest Income                           8106           7286

 Provision For Loan Losses                      539            593

NON-INTEREST INCOME
 Service Charges on Deposit Accounts            505            425
 Other Fee Income                              2946           1839
 All Other Non-interest Income                   85            116
 Total Non-interest Income:                    3536           2380

 Realized Gain/Loss on Securities               627            154

NON-INTEREST EXPENSE
 Salaries & Employee Benefits                  4122           3355
 Premises & Fixed Asset Expense                1276            935
 Other Non-interest Expense                    2752           2660
 Total Non-interest Expense:                   8150           6950

INCOME BEFORE TAXES                            3580           2277
 Applicable Income Taxes                       1381            947

NET INCOME                                     2199           1330

INCOME PER SHARE                              $1.43          $0.89



NOTE:               HUMBOLDT BANCORP BECAME EFFECTIVE JANUARY 2, 1996
               *See notes to consolidated financial statements

HUMBOLDT BANCORP STATEMENT OF CASH        CONSOLIDATED        BANK ONLY
FLOWS                                        UNAUDITED        UNAUDITED
For the nine months ended September       SEPTEMBER 30     SEPTEMBER 30
30, 1996 & 1995                                   1996             1995
(in thousands of dollars)

OPERATING ACTIVITIES
   Net Income - Adjustments to reconcile
   net income to net cash provided by
   operating activities:                         2,199            1,330
  Provision for Loan Loss                          539              593
  Depreciation                                     712              548
  Amortization and Other                           668               17
  <Gain>/Loss on Sale of Securities              <627>            <154>
  Net Change in Other Assets                     <932>            <680>
  Net Change in Other Liabilities                 1059              972
  Net Change in Loans Held for Sale                956              322

NET CASH PROVIDED BY OPERATING ACTIVITIES         4574             2948

INVESTING ACTIVITIES
  Net  Change in Interest-bearing
    Deposits in Banks                              100              107
  Federal Funds Sold (N et)                    <1,580>             3460
  Securities Held-to-Maturity
    Investment Purchases                             0          <7,778>
    Proceeds From Maturities of Investments          0             6405
    Proceeds From Sale of Investments                0                0
  Securities Available-for-Sale
    Investment Purchases                       <9,867>         <18,878>
    Proceeds From Maturities of Investments       3511             7000
    Proceeds From Sale of Investments            23099             3154
  Net Change in Loans                         <27,905>         <15,401>
  Purchase of Premises and Equipment           <1,511>            <539>
NET CASH USED FOR INVESTING ACTIVITIES        <14,153>         <29,390>
FINANCING ACTIVITIES
  Net Change in Deposits                         11958            29052
  Payments on Borrowed Funds                       <9>              <8>
  Stock Options Exercised                            0               35
  Fractional Shares Purchased                      <5>              <3>
NET CASH PROVIDED BY FINANCING ACTIVITIES        11944            29076
NET CHANGE IN CASH AND CASH EQUIVALENTS           2365             2634
  Cash and Due From Banks at Beginning of
     Period                                       7281             5726
CASH AND DUE FROM BANKS AT END OF PERIOD          9646             8360
SUPPLEMENTAL DISCLOSURES
  Cash Paid During the Period For: Interest        4084            3843
                               Income Taxes        2089            1176

NON-CASH TRANSACTIONS
   Unrealized Holding Losses on Securities      <1,036>             985
   Deferred Income Taxes on unrealized
    holding losses on securities                 431.00            <409>
   Deposit Liabilities assumed in exchange
    for assets acquired in connection with
    purchase of branches                              0            1,879
   Stock Dividend                                  2184             1647

                       Humboldt Bancorp and Subsidiary
                  Notes to Consolidated Financial Statements
                              September 30, 1996
                                 (Unaudited)


Note 1  -  Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Humboldt Bancorp and Subsidiary at September 30, 1996 and the results of operations for the nine months then ended.

Certain information and footnote disclosures presented in the Company's annual financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-KSB. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the operating results through December 31, 1996.


Note 2  -  New Accounting Policies

On January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". This statement addresses the accounting and reporting by creditors for impairment of certain loans. A loan is impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. These statements are applicable to all loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment such as consumer installment loans and loans held for sale which are measured at fair value or at the lower of cost or fair value. Impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the Company measures impairment based on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Loans are measured for impairment as part of the Comparnal asset review process.

Interest income is recognized on impaired loans in a manner similar to that of all loans. It is the Company's policy to place loans that are delinquent 90 days or more as to principal or interest on a nonaccrual of interest basis unless secured and in the process of collection, and to reverse from current income accrued but uncollected interest. Cash payments subsequently received on nonaccrual loans are recognized as income only where the future collection of principal is considered by management to be probable.
At September 30, 1996, the Company's total recorded investment in impaired loans was $149,000 for which there is a related allowance for credit losses of $87,000 determined in accordance with these Statements.

The average recorded investment in the impaired loans during the nine months ended September 30, 1996 was $154,000. The related amount of interest income recognized during the period that such loans were impaired was $2,082 and the amount of interest income recognized using a cash-basis method of accounting during the time within the period that the loans were impaired was $1,986.


Note 3  -  Consolidation

The consolidated financial statements include the accounts of Humboldt Bancorp
and its wholly-owned subsidiary,  Humboldt  Bank.   All  material intercompany
accounts and transactions have been eliminated in consolidation.


Note 4  -  Commitments

The Bank has outstanding performance letters of credit of $3,814,000 at September 30, 1996.


Note 5  -  Net Income Per Common Share

Net income per share is calculated by using the weighted average common shares outstanding. The weighted average number of common shares used in computing the net income per common share for the period ending September 30, 1996 was 1,539,227 and for the period ending September 30, 1995 was 1,487,605.