Form 10KSB
period 1996-12-31
HUMBOLDT BANCORP
filed 1997-03-26
CIK 1008554

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                            FORM 10-KSB
            ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
            For the Fiscal Year Ended:  DECEMBER 31, 1996

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

  Securities Registered Pursuant to Section 12(b) of the Act:   NONE
Securities Registered Pursuant to Section 12(g) of the Act:   Common Stock-No
Par Value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and 2) has been subject to such filing requirements for the past 90 days.

                         X   Yes              No

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation 5(b), and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB.

Issuer's revenues for the most recent fiscal year were: $22,309,000

Aggregate Market Value of the voting stock held by non-affiliates of the registrant as of December 31, 1996: $24,796,000

Number of shares of common stock outstanding at December 31, 1996, is:
1,410,767

Documents incorporated by reference: NONE

                                PART 1

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL

     On November 10, 1995, the shareholders of Humboldt Bank (the "Bank") approved a Plan of Reorganization by and between the Bank, Humboldt Merger Company and Humboldt Bancorp (the "Company") whereby the Bank became a wholly owned subsidiary of the Company. The reorganization became effective January 2, 1996. The sole business operation of the Company is conducted through its wholly owned subsidiary, Humboldt Bank. The following discussion, therefore, although presented on a consolidated basis, analyzes primarily the financial condition and results of operations of the Bank for the twelve month period ended December 31, 1996. Previously, the Bank filed its periodic reports under the Securities Exchange Act of 1934 with the Federal Reserve Board.

     Humboldt Bank (the "Bank") was incorporated as a California state-licensed bank on March 13, 1989, and began its operations in the Eureka/Humboldt area of California on September 13, 1989. The Bank is a member of the Federal Reserve System ("FRS") and its deposits are insured to the maximum amount permitted by law by the Federal Deposit Insurance Corporation ("FDIC").

     On January 22, 1993, the Board of Directors of the Bank approved the Bank's acquisition of the Arcata and McKinleyville, California branches (the "HomeFed Branches"), previously owned and operated by HomeFed Bank, F.A., San Diego, California ("HomeFed"). The two branches were acquired directly from U.S. Bank of California ("U.S. Bank") pursuant to an agreement, dated January 22, 1993, between Humboldt Bank and U.S. Bank (the "Agreement") simultaneously with U.S. Bank's acquisition of 18 HomeFed branches from the Resolution Trust Corporation ("RTC"). The Branches had total deposits of approximately $57 million at the time of acquisition.

     Under the terms of the Agreement, Humboldt Bank agreed to acquire the HomeFed Branches from U.S. Bank for a purchase price of $1.2 million plus any additional amounts required to be paid under the Branch Purchase and Assumption Agreement and a related indemnity agreement entered into between U.S. Bank and RTC.

     In connection with its approval of the acquisition of the HomeFed Branches, the Federal Reserve Bank of San Francisco relied on the Bank's commitment to raise at least $1 million of equity capital, $500,000 of which was guaranteed by the Directors of the Bank.

     On September 22, 1993, the Bank completed the required stock offering by selling 186,155 shares of common stock at $13.00 per share totaling $2,420,000, less expenses incurred in the sale of $17,000, for a net capital infusion of $2,403,000.

     On June 15, 1994, the Board of Directors of the Bank authorized management to enter into negotiations for the acquisition of the Loleta, Willow Creek and Weaverville, California branches (the "U.S. Bank Branches") previously owned and operated by U.S. Bank of California ("U.S. Bank"). The Board of Directors voted final approval of the purchase on January 18, 1995, and the three branches were acquired on February 9, 1995, directly from U.S. Bank, pursuant to an agreement dated August 17, 1994, between Humboldt Bank and U.S. Bank (the

"U.S. Bank Agreement"). The U.S. Bank Branches had total deposits of approximately $26 million and total loans of approximately $1.8 million at the time of acquisition.

     Under the terms of the U.S. Bank Agreement, the Bank agreed to acquire the U.S. Bank Branches from U.S. Bank for a negotiated deposit premium based upon average deposits excluding all Public Fund accounts, all Jumbo accounts and interbranch accounts for the three (3) calendar months preceding the closing date.

     On December 5, 1994, the Bank completed a stock offering by selling 185,715 shares of common stock at $14.00 per share totaling $2,600,000, less expenses incurred in the sale of $50,000 for a net capital infusion of $2,550,000. The funds were used to increase the Bank's capital levels and to facilitate the U.S. Bank Branch purchase at a cost of approximately $787,000.

HUMBOLDT BANK

     The Bank is locally owned and operated and its primary service area is the communities of Northern California. The Bank's business is primarily focused on servicing the banking needs of these communities and its marketing strategy stresses its local ownership and commitment to serve the banking needs of individuals living and working in the Bank's primary service areas and local businesses, including retail, professional and real estate related enterprises in those service areas. The Bank is not licensed by the California Superintendent of Banks (the "Superintendent") as a trust company and, therefore, it may not provide trust services.

     The Bank offers a broad range of services to individuals and businesses with an emphasis upon efficiency and personalized attention. The Bank provides a full line of consumer services, and also offers specialized services to small businesses, middle market companies, and professional firms, such as courier services and appointment banking. The Bank offers personal and business checking and savings accounts (including individual interest-bearing negotiable orders of withdrawal ("NOW") accounts and/or accounts combining checking and savings accounts with automatic transfers), IRA and Keogh accounts, time certificates of deposit and direct deposit of social security, pension and payroll checks. It also makes available commercial, construction, accounts receivable, inventory, automobile, home improvement, real estate, office equipment, leasehold improvement, lease receivable financing and other consumer loans (including overdraft protection lines of credit), drafts and standby letters of credit, credit card activities to both individuals and merchants, and travelers' checks (issued by an independent entity).

     The principal office of the Bank is located at 701 Fifth Street, Eureka, California 95501, Phone (707) 445-3233. The Bank has branches at: 1360 Main Street, Fortuna, California 95540, Phone (707) 725-7474; 1063 G Street, Arcata, California 95521, Phone (707) 822-5165; 2095 Central Avenue, McKinleyville, California 95519, Phone (707) 839-3281; 358 Main Street, Loleta, California 95551, Phone (707) 733-5731; 39171 Highway 299, Willow Creek, California 95573,
Phone (916) 629-2175; 409 Main Street, Weaverville, California 96093, Phone
(916) 623-5576; and a Supermarket Office at West Highway 299 & Martin Road, Weaverville, California 96093, Phone (916) 623-6733. The Bank has a Lease, SBA, Loan Supervision and Credit Review Department at 612 G Street, Eureka, California 95501, Phone (707) 269-3166 and a Merchant BankCard, Credit Card Issuing and Heritage Club Department at 605 K Street, Eureka, California 95501, Phone (707) 269-3222. The Bank has an Administration Department and Alternative Investment Department at 701 Fifth Street, 2nd Floor, Eureka, California 95501, Phone (707) 445-3233 as well as a Central Services Department in the basement at this location. The Bank also leases premises at 523 Fifth Street, Eureka, California 95501 and has donated as a community service the use of this office to the Redwood Coast Dixieland Jazz Festival for their headquarters office.

SUBSEQUENT EVENTS

     BANCORP SUBSIDIARY: In January 1997, an application was filed with the regulatory agencies to establish a new subsidiary of the Bancorp, Humboldt Bank Nevada, which is to be formed as a limited purpose bank issuing secured credit cards nationwide. The Bank began issuing secured credit cards during 1996 until this new subsidiary is formed. These secured credit card balances totaled $753,000 at December 31, 1996.

     BRANCH PURCHASE: During December 1996, the Bank entered into an agreement with First Nationwide Bank for the acquisition of its Garberville branch. The acquisition is subject to approval by the regulatory agencies. If approval is obtained, the branch will be acquired no later than May 31, 1997. The branch had total deposits of approximately $24 million and total loans of approximately $58,000 as of October 31, 1996. The Bank will pay to acquire the branch a negotiated premium based upon the aggregate amount of the deposits assumed. The Bank will also acquire fixtures and equipment with a net book value of approximately $81,000 and will assume a lease on the bank premises.

     LEASING COMPANY: The Bank, along with another bank, have formed a California corporation, Bancorp Financial Services, for the purpose of operating an equipment leasing company. In January 1997, the Bank contributed capital totaling $2,000,000 for a 50% interest in this corporation.

SAVINGS AND DEPOSIT ACTIVITIES

     The Bank offers customary banking services such as personal and business checking, savings accounts, time certificates of deposit, IRA and Keogh accounts. Most of the Bank's deposits are obtained from commercial businesses, professionals and individuals with high income or net worth. At December 31, 1996, the Bank had a total of 21,205 accounts, consisting of demand deposit accounts with an average balance of approximately $10,478; savings with an average balance of approximately $1,764; time certificates of $100,000 or more with an average balance of approximately $138,387; and other time deposits with an average balance of approximately $19,214. The Bank has not obtained any deposits through deposit brokers and has no present intention of using brokered deposits as a source of funding. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Deposits."

LENDING ACTIVITIES

     The Bank concentrates its lending activities in consumer loans, commercial loans, lease receivable loans, real estate construction loans and other forms of real estate loans made primarily to businesses and individuals; it has no foreign loans. The net loan portfolio as of December 31, 1996, totaled $142.8 million, which represented 74.1% of total deposits and 66.5% of total assets. The table below shows the mix of the loan portfolio.

                                            12/31/96                       12/31/95                       12/31/94
(DOLLARS IN THOUSANDS)                       AMOUNT             %           AMOUNT            %            AMOUNT            %
Commercial, Industrial & Ag                  20,559           14.1%         16,284          14.1%          13,950          14.8%
Real Estate-Construction & Land Dev          21,205           14.5%         15,874          13.7%          15,273          16.2%
Real Estate-Residential 1-5                  31,456           21.6%         21,156          18.3%          15,964          17.0%
Real Estate-Commercial & Ag                  61,030           41.9%         54,879          47.4%          42,457          45.2%
Lease Financing                               3,168            2.2%          3,974           3.4%           4,310           4.6%
Consumer Loans                                4,529            3.1%          3,395           2.9%           2,007           2.1%
State and Political Loans                     2,875            2.0%              0             0                0             0
Other                                           850            0.6%            159           0.2%              91           0.1%
Total Gross Loans                           145,672            100%         115,721          100%          94,052           100%
Less Deferred Loan Fees                        (765)                           <616>                         <582>
Less Allowance For Loan Losses               (2,146)                         <1,868>                       <1,331>
Total Net Loans                             142,761                         113,237                        92,139
Loans Held for Sale                              63                           1,880                           322
Total Loans and Leases                      142,824                         115,117                        92,461


COMMERCIAL LOANS

     As of December 31, 1996, the Bank had outstanding commercial, industrial and agricultural loans totaling $20.6 million, representing 14.1% of the Bank's gross loan portfolio. The Bank lends primarily to businesses and to professionals and other individuals located in the communities of Northern California. The Bank offers a variety of commercial lending services, including revolving lines of credit, working capital loans, equipment financing, letters of credit and inventory financing. Typically, commercial loans are floating rate obligations and are priced based on the Bank's reference rate.

     Commercial loans are typically secured by several types of collateral, including qualifying accounts receivable, equipment, inventory, and real estate. No single commercial account customer accounted for more than 3.2% of total outstanding loans at December 31, 1996.

REAL ESTATE LOANS

     As of December 31, 1996, the Bank had outstanding real estate secured construction and land development loans totaling $21.2 million, representing 14.5% of the Bank's gross loan portfolio. The Bank makes loans to finance construction of residential, commercial and industrial properties and to finance land development. At December 31, 1996, the Bank had outstanding real estate secured non-farm non-residential loans totaling $59.7 million and loans secured by farmland totaling $1.3 million. The Bank makes loans to owner occupied businesses for a variety of purposes including working capital, refinance, purchase, etc.

REAL ESTATE BANKING OPERATIONS

     The Bank is engaged in originating real estate secured loans for sale to institutional investors in the secondary market. The Bank also generated fee income by servicing mortgage loans.

LOAN ORIGINATION

     The Bank's real estate secured loan origination activities have been focused on one-to-four family, owner-occupied residences in California. Underwriting criteria established by investors in adjustable and fixed rate single-family residential loans generally include the following: Maturities of 15 to 30 years, a loan-to-value ratio no greater than 80%, the liquidity of the borrower's other assets and the borrower's ability to service the debt out of income. Interest rates on adjustable rate loans are adjusted annually primarily on the basis of the One-Year Treasury Constant Maturity Index.
Except for the amount of the loan, the underwriting standards of the investors generally conform to certain requirements established by the Federal National Mortgage Corporation ("FNMA"). Loans sold in the secondary market are generally secured by a first deed of trust. Real estate loans pending sale at December 31, 1996, totaled $63 thousand. The Bank may also elect, from time to time, to portfolio loans secured by single-family residences. The total of portfolio real estate loans was $12.2 million at December 31, 1996.

LOAN SERVICING

     The Bank may retain the servicing on loans sold to institutional investors, thereby generating ongoing servicing revenues. The Bank's mortgage and SBA servicing portfolio was $101.4 million at December 31, 1996. Loan servicing includes collection and remitting loan payments, accounting for principal and interest, holding escrow (impound) funds for payment of taxes and insurance, making inspections as required of the mortgage premises, collecting amounts from delinquent mortgages, supervising foreclosures in the event of unremedied defaults and generally administering the loans for investors to whom they have been sold. Management believes that the quality of its loan servicing capability is a factor which permits it to retain the servicing on loans it sells in the secondary market.

     The Bank received fees for servicing mortgage loans, ranging generally from .250% to .375% per annum on the declining principal balances of the loans. The average service fee collected by the Bank was .250% for the year ended December 31, 1996. Servicing fees are collected and retained by the Bank out of monthly mortgage payments. The Bank's servicing portfolio is subject to reduction by reason of normal amortization and prepayment or liquidation of outstanding loans. Approximately 15.0% of the loans serviced by the Bank have outstanding balances of greater than $150,000, and approximately 1.2% are adjustable rate mortgages (ARMs).

     The Bank accounts for revenue from the sale of loans where servicing is retained in conformity with the requirements of Statements of Financial Accounting Standards No. 65 and the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 88-11. Gains and losses are recognized at the time of sale by comparing sales price with carrying value. A premium results when the interest rate on the loan, adjusted for a normal service fee, exceeds the pass-through yield to the buyer.

     In general, the value of the Bank's loan servicing portfolio may be adversely affected as mortgage interest rates decline and loan prepayments increase. It is anticipated that income generated from the Bank's loan servicing portfolio will also decline in such an environment. This negative effect on the Bank's income may be offset somewhat by a rise in origination and servicing income attributable to new loan originations, which historically have increased in periods of low mortgage interest rates.

     The following table sets forth the dollar amount of the Bank's mortgage loan servicing portfolio. Although the Bank intends to continue to increase its servicing portfolio, such increases will depend on market conditions and the availability of capital.

                                                         DECEMBER 31, 1996
                                                           (In thousands)
Loan Servicing Portfolio:
   Loans originated by the Bank and sold:                 $98.3 Million
   Loans originated by the Bank but awaiting funding:     $63.0 Thousand

     The Bank also services a portfolio of SBA loans which is anticipated to increase during 1997.

   SBA Loans originated and serviced by Bank:             $3.1 Million


     For the most part, the SBA loans are tied to Prime and as a result they are not as subject to early payoff as a result of declining rates as real estate loans are.

LEASE RECEIVABLE LOANS

     As of December 31, 1996, the Bank had outstanding Lease Receivable Loans totaling $3.2 million representing 2.2% of the Bank's Gross Loan Portfolio. The Bank makes Lease Receivable loans to finance credit card swipe machines. The dollar amount of each Lease is usually under $2,000.00 and the term is approximately four years. The Bank may also generate leases which may be sold to other financial institutions on a non-recourse basis.

CONSUMER LOANS

     As of December 31, 1996, Consumer loans including loans to individuals, dealer auto loans, business customers, credit cards and related plans totaled $4.5 million or 3.1% of the Bank's gross loan portfolio. Loans to purchase automobiles were $1.5 million or 33.3%, dealer auto loans were $0.3 million or 6.7% and credit cards and related plans were $2.2 million or 48.9% of total consumer loans at December 31, 1996. The remainder includes mobile home and other personal loans totaling $0.5 million or 11.1%.

STATE AND POLITICAL LOANS

     As of December 31, 1996, the Bank had outstanding State and Political Subdivision Loans totaling $2.9 million representing 2.0% of the Bank's gross loan portfolio. The Bank makes loans to State and Political Subdivisions to finance equipment, water system improvements and purchase land for sewage treatment.

OTHER LOANS

     As of December 31, 1996, the Bank had outstanding other loans totaling $0.9 million. These loans consist mainly of overdrafts of less than 30 days duration.

BANKING SERVICES

     To retain existing customers and attract new customers, the Bank offers a broad range of services, including automated teller machines, credit card and merchant bankcard services, ACH services and daily courier services. In addition, the Bank maintains close relationships with its customers by providing direct access to senior management during and after normal business hours, rapid response to customer requests and specialized market area knowledge of the communities in Northern California.

HUMAN RESOURCES

     At December 31, 1996, the Bank employed a total of 175 full time equivalent employees, consisting of 145 salaried persons and 30 hourly persons.

COMPETITION

     The Bank actively competes for all types of deposits and loans with other banks and financial institutions located in its service area. Increased deregulation of financial institutions has increased competition. Many of the Bank's competitors have greater financial resources and facilities than the Bank and may offer certain services, such as trust services, that the Bank does not presently offer. In addition, California legislation that became effective on January 1, 1991 permits nationwide interstate banking on a reciprocal basis. The Bank believes that this legislation will further increase competition as out-of-state financial institutions enter the California market.

     The Bank's strategy for meeting competition has been to maintain a sound capital base and liquidity position, employ experienced management, and concentrate on particular segments of the market, particularly businesses and professionals, by offering customers a degree of personal attention that, in the opinion of management, is not generally available through the Bank's larger competitors.

REGULATION OF HUMBOLDT BANCORP

     Humboldt Bancorp will be required to obtain the prior approval of the FRB before it may acquire all or substantially all of the assets of any bank, or ownership or control of voting securities of any bank if, after giving effect to such acquisition, Humboldt Bancorp would own or control more than five percent (5%) of the voting shares of the Bank.

     Furthermore, Humboldt Bancorp will be prohibited from engaging in or acquiring, directly or indirectly, control of more than five percent (5%) of the voting shares of any company which is engaged in nonbanking activities.
One of the exceptions to this prohibition is the acquisition of shares of a company the activities of which the FRB has determined to be so closely related to banking, or managing or controlling banks, as to be a proper incident thereof.

     A bank holding company and its subsidiaries are also prohibited from engaging in certain tie-in arrangements in connection with extensions of certain leases, sales, or the furnishing of services. For example, a bank will generally be prohibited from extending credit to a customer on the condition that the customer also obtain other services furnished by the holding company, or any of its subsidiaries, or on the condition that the customer promise not to obtain financial services from a competitor.

     Humboldt Bancorp and any subsidiaries which it may acquire or organize after the Reorganization will be deemed affiliates of the Bank within the meaning of the Federal Reserve Act. Pursuant thereto, loans by the Bank to affiliates, investments by the Bank in affiliates' stock, and taking affiliates' stock by the Bank as collateral for loans to any borrower will be limited to ten percent (10%) of the Bank's capital, in the case of each affiliate, and twenty percent (20%) of the Bank's capital, in the case of all affiliates. Humboldt Bancorp and its subsidiaries will also be subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

     The California Financial Code provides that a holding company and its subsidiaries are subject to regular examination by and may be required to file reports with the Superintendent. However, the Superintendent has not yet issued or proposed any regulations in this area.

     The BHC Act limits the activities which may be engaged in by Humboldt Bancorp and its subsidiaries to certain specified activities, including those activities which the FRB may find, by order or regulation, to be so closely related to banking or managing or controlling banks as to be proper incident thereto.

     Although Humboldt Bancorp has no present plans, agreements or arrangements to engage in any nonbanking activities, Humboldt Bancorp may consider in the future engaging in one or more of the above activities, subject to the approval of the FRB.

REGULATION OF THE BANK

     The Bank is a member of the FDIC which currently insures the deposits of each member bank to a maximum of $100,000 per depositor. For this protection, the Bank pays a semi-annual assessment and is subject to the rules and regulations of the FDIC pertaining to deposit insurance and other matters.

     The Bank is subject to regulation, supervision and regular examination by the California State Banking Department (the "Department"). In addition, because the Bank is a member of the Federal Reserve System, it is subject to regulation, supervision and examination by the Federal Reserve Board ("FRB"). The Company, as a bank holding company, is subject to regulation, supervision and regular examination by the Federal Reserve Board. The regulations of these agencies govern most aspects of the Bank's business, including the making of periodic reports by the Bank and the Bank's activities relating to investments, loans, borrowings, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas.

     Subject to the regulations of the California Superintendent of Banks (the "Superintendent"), the Bank may invest in capital stock, obligations or other securities of other corporations, provided such corporations are not insurance companies, agents or brokers. In addition, the Bank may acquire any or all of the securities of a company that engages in activities that the Bank may engage in directly under California law without the prior approval of the FRB. California state-chartered banks are also specifically authorized to provide real estate appraisal services, and to engage in real estate development and investment activities directly or through subsidiaries. FRB regulations applicable to Federal Reserve member banks restrict the ability of the Bank to engage in real estate development and investment activities.

     The Bank's primary potential source of income (other than interest earned on loans) is a service charge on services provided and certain fees earned.

     The ability of the Bank to pay dividends is subject to restrictions set forth in the California Financial Code and, under certain circumstances, is subject to approval of the Department. The board of directors of a state-chartered bank may declare a dividend out of so much of net profits as such board deems appropriate, subject to California law which restricts the amount available for cash dividends to the lesser of retained earnings or the Bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). In the event that a bank has no retained earnings or net income for the prior three fiscal years, cash dividends may be paid out of net income for such bank's preceding fiscal year or current fiscal year upon the prior approval of the Department.

     The FRB and the Superintendent have authority to prohibit a bank from engaging in business practices which are considered to be unsafe or unsound. Depending upon the financial condition of the Bank and upon other factors, the FRB or Superintendent could assert that the payment of dividends by the Bank might be such an unsafe or unsound practice. Also, if the Bank were to experience either significant loan losses or rapid growth in loans or deposits, or some other event resulting in a depletion or deterioration of the Bank's capital account were to occur, the shareholders might be compelled by federal banking authorities to invest additional capital in the Bank necessary to return the capital account to a satisfactory level.

IMPACT OF ECONOMIC CONDITIONS AND MONETARY POLICIES

     The earnings and growth of the Bank are and will be affected by general economic conditions, both domestic and international, and by the monetary and fiscal policies of the United States Government and its agencies, particularly the FRB. One function of the FRB is to regulate the national supply of bank credit in order to mitigate recessionary and inflationary pressures. Among the instruments of monetary policy used to implement these objectives are open market transactions in United States Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements held by depository institutions. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. However, the effect, if any, of such policies on the future business and earnings of the Bank cannot be accurately predicted.

ACCOUNTING CHANGES

     In 1993 the FASB issued FASB 115, "Mark to Market" accounting and reporting of equity securities. The Bank adopted FASB 115 effective January 1, 1994.

     The FASB statement addressed the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Those investments are to be classified in three categories and accounted for as follows:

     <circle> Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as "held-to-maturity securities" and reported at amortized cost.

     <circle> Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in earnings.

     <circle> Debt and equity securities not classified as either held-to-
           maturity securities or trading securities are classified as "available-for-sale securities" and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholder's equity.

     This statement did not apply to unsecuritized loans. However, after mortgage loans are converted to mortgage-backed securities, they are subject to its provisions. This statement superseded FASB Statement No. 12, "Accounting for Certain Marketable Securities", and related interpretations and amended FASB Statement No. 65, "Accounting for Certain Mortgage Backed Activities", to eliminate mortgage-backed securities from its scope.

     This statement was effective for fiscal years beginning after December 15, 1993. It was to be initially applied as of the beginning of an enterprise's fiscal year and could not be applied retroactively to prior year's financial statements. However, an enterprise could elect initially to apply this statement as of the end of an earlier fiscal year for which annual financial statements had not previously been issued.

     On November 16, 1995, a one-time change to the Bank's category allocation was permitted and the Bank elected to categorize all investments on the books at that time as "Available For Sale".

     The Bank, at present, does not intend to classify any securities either as "trading securities" or "held-to-maturity securities". It is anticipated that the Bank's liquidity, loan demand and investment flexibility needs necessitate that the investment portfolio be classified as "available for sale", thus unrealized holding gains and losses will be excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized. See also "Adequate Allowance for Loan and Lease Losses (ALLL)" and "Investment Portfolio" below.

LEGISLATION

     From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the California legislature and by various bank regulatory agencies. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Bank. Certain changes of potential significance to the Bank which have been enacted recently or others which are currently under consideration by Congress or various regulatory or professional agencies are discussed below.

     On September 29, 1994, the President signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which eliminated many of the current restrictions to interstate banking and branching. The Interstate Banking Act permits full nationwide interstate banking to adequately capitalized and adequately managed bank holding companies beginning September 29, 1995, without regard to whether such transaction is expressly prohibited under the laws of the state. The Interstate Banking Act's branching provisions permit full nationwide interstate bank merger transactions to adequately capitalized and adequately managed banks beginning June 1, 1997. However, states retain the right to completely opt out of interstate bank mergers and to continue to require that out-of-state banks comply with the states' rules governing entry.

     The states that opt out must enact a law after September 29, 1994, and before June 1, 1997, that (i) applies equally to all out-of-state banks and
(ii) expressly prohibits merger transactions with out-of-state banks. States which opt out of allowing interstate bank merger transactions will preclude the mergers of banks in the opting out state with banks located in other states.
In addition, banks located in states that opt out are not permitted to have interstate branches. States can also "opt in" which means states can permit interstate branching earlier than June 1, 1997.

     The laws governing interstate banking and interstate bank mergers provide that transactions, which result in the bank holding company or a bank controlling or holding in excess of ten percent (10%) of the total deposits nationwide or thirty percent (30%) of the total deposits statewide, will not be permitted except under certain specified conditions. However, any state may waive the thirty percent provisions for such state. In addition, a state may impose a cap of less than thirty percent (30%) of the total amount of deposits held by a bank holding company or bank provided such cap is not discriminatory to out-of-state bank holding companies or banks.

     California passed legislation on October 2, 1995, which opted into the Interstate Banking Act's branch banking provision, and which adopts provisions that are consistent with the Interstate Banking Act. Although the impact of the legislation may result in additional competition by well capitalized out-of-state banks, it is not known what effect, if any, the new legislation will have on the Bank or its operations.

     On September 23, 1994, the President signed into law the Riegle Community Development and Regulatory Improvement Act of 1994 (the "1994 Act") which covers a wide range of topics including small business and commercial real estate loan securitization, money laundering, flood insurance, consumer home equity loan disclosure and protection as well as the funding of community development projects and regulatory relief.

     The major items of regulatory relief contained in the 1994 Act include an examination schedule that has been eased for the top rated banks and will be every 18 months for CAMEL 1 banks with less than $250 million in total assets and CAMEL 2 banks with less than $100 million in total assets (after two years the $100 million amount may be increased to $175 million, if the appropriate federal banking regulatory agency so permit). The 1994 Act amends FDICIA with respect to Section 124, the mandate to the federal banking agencies to issue safety and soundness regulations, including regulations concerning executive compensation allowing the federal banking regulatory agencies to issue guidelines instead of regulations.

     Further regulatory relief is provided in the 1994 Act, as each of the federal regulatory banking agencies, including the National Credit Union Administration Board, is required to establish an internal regulatory appeals process for insured depository institutions within six months. In addition, the Department of Justice 30 day waiting period for mergers and acquisitions is reduced by the 1994 Act to 15 days for certain acquisitions and mergers.

     In the area of currency transaction reports, the 1994 Act requires the Secretary of the Treasury to allow financial institutions to file such reports electronically. The 1994 Act also requires the Secretary of the Treasury to publish written rulings concerning the Bank Secrecy Act, and staff commentary on Bank Secrecy Act regulations must also be published on an annual basis.

CAPITAL ADEQUACY GUIDELINES

     The FRB has adopted risk-based capital requirements for member banks which require a minimum risk-based capital ratio of 8% (at least 4% in the form of Tier 1 Capital). "Tier 1" capital excludes goodwill and consists of common equity, non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries. "Tier 2" capital consists of cumulative and limited-life preferred stock, mandatory convertible securities, subordinated debt and, included in Tier 2 capital, subject to certain limitations, allowance for loan losses. General loan loss reserves may make up no more than 1.25% of risk-weighted assets at year end 1992. At December 31, 1996, the Bank's general loan loss reserves were 1.33% of risk weighted assets and thus 0.08% of the general loan loss reserve was not eligible for inclusion in Tier 2 capital.

     The requirements made regulatory capital requirements more sensitive to the differences in risk profiles among banking institutions, took off-balance sheet items into account when assessing capital adequacy and minimized disincentives to holding liquid low-risk assets. In addition, the requirements required some banking institutions to increase the level of their common shareholders' equity. The Bank's and the Company's risk-based capital ratio at December 31, 1996, was 12.60%.

     In 1990, the FRB instituted minimum leverage ratio guidelines for state member banks. Effective January 1, 1991, capital leverage ratio guidelines replaced the FRB's total and primary capital guidelines for Banks which previously required the maintenance of minimum total capital to total assets ratio of 6% and a minimum primary capital to assets ratio of 5.5%. The leverage ratio guidelines required maintenance of a minimum ratio of 3% Tier 1 capital to total assets for the most highly rated bank organizations. Institutions that were less highly rated, anticipating significant growth or subject to other significant risks were required to maintain capital levels ranging from 1% to 2% above the 3% minimum. The Bank's leverage ratio was 8.53% and the Company's leverage ratio at December 31, 1996, was 8.58%. The Company has not been advised by any regulatory agency that it is deficient with respect to the Tier 1 leverage ratio.

     The Company does not presently expect compliance with the risk-based capital requirements or leverage guidelines to have a materially adverse effect upon the business of the Company. See "Management's Discussion and Analysis - Capital Resources."

ADEQUATE ALLOWANCE FOR LOAN AND LEASE LOSSES (ALLL)

     On December 21, 1993, the Federal Reserve Bank and other Federal regulators of banks and savings associations issued a joint policy statement that provided comprehensive guidance on the maintenance of an adequate allowance for loan and lease losses (ALLL) and an effective loan review system.

     The policy statement, which was effective immediately, applied to all depository institutions insured by the Federal Deposit Insurance Corporation, except for federally insured branches and agencies of foreign banks. The statement:

     <circle> Discusses the nature and purpose of the ALLL.

     <circle> Defines an adequate ALLL.

     <circle> Covers the responsibilities of the board of directors, the institution's management, and the examiner. In this regard, the policy statement emphasizes that is the responsibility of the board of directors and management of each institution to maintain the ALLL at an adequate level.

     <circle> Discusses the analysis of the loan and lease portfolio, factors to consider in estimating credit losses, and the characteristics of an effective loan review system.

     In addition, in the "Examiner Responsibilities" section, the policy statement includes quantitative guidance that should be used to identify those institutions whose ALLL levels and related ALLL evaluation processes should be subject to closer review by examiners. Examiners will use this review to determine whether management's analysis is reasonable and supported by the weight of reliable evidence, and whether all relevant factors have been appropriately considered. The policy statement emphasizes that this quantitative guidance is neither a "floor" nor a "safe harbor" level for an institution's ALLL.

     The policy statement reiterates the existing policy that examiners will generally accept management's estimates in their assessment of the adequacy of the ALLL when management has:

     <circle> Maintained effective systems and controls for identifying, monitoring and addressing asset quality problems in a timely manner;

     <circle> Analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and

     <circle> Established an acceptable ALLL evaluation process that meets the objectives for an adequate ALLL.

     Financial Accounting Standards Board (FASB) Statement No. 114, "Accounting by Creditors for Impairment of a Loan" became effective for fiscal years beginning after December 15, 1994. Statement No. 114 is applicable to all creditors and to all loans, uncollateralized as well as collateralized, except large groups of smaller balance homogeneous loans that are collectively evaluated for impairment (e.g., credit card, residential mortgage, and consumer installment loans), loans measured at fair value or at the lower of cost or fair value, leases, and debt securities. However, Statement No. 114 does not specify how a creditor should identify loans that are to be evaluated for collectibility. A creditor should apply its normal loan review procedures in making that judgment.

     Under Statement No. 114, a loan is impaired when it is probable that a creditor will be unable to collect all amounts due (including interest and principal) according to the contractual terms of the loan agreement. When a loan is impaired, a creditor must measure the extent of that impairment by determining the present value of the expected future cash flows on the loan discounted at the loan's effective interest rate or by using either the loan's observable market price or the fair value of the loan's collateral if the loan is collateral dependent. If the value of the impaired loan, measured in accordance with these methods, is less than the recorded balance of the loan, a creditor must recognize the impairment by creating a valuation allowance for the difference and recording a corresponding bad debt expense. Banks will be expected to adhere to the Statement No. 114 measurement methods for Call Report purposes in most cases. However, consistent with the November 1991 "Interagency Policy Statement on the Review and Classification of Commercial Real Estate Loans", banks must measure impaired collateral-dependent loans only at the fair value of the collateral for Call Report purposes. This treatment should be applied to all collateral-dependent loans regardless of the type of collateral.

     On November 18, 1994, the Federal Financial Institutions Examination Council (the "FFIEC") announced that allowances for impaired loans established pursuant to Statement No. 114 will be considered general in nature and will be includable in Tier 2 capital subject to existing limits. In addition, the FFIEC's announcement indicated that all amounts identified as losses (i.e., loss classifications) are excluded from the general allowance and reaffirmed existing supervisory policies that require banks to promptly charge off identified losses. With respect to impaired collateral-dependent loans, the bank agencies generally classify as loss any portion of the loan balance that exceeds the amount that is adequately secured by the fair value of the collateral. Such losses on collateral-dependent loans will not be included in the general allowance or Tier 2 capital.

     Statement No. 114, as amended, does not address how a creditor should recognize income on an impaired loan. This means that a creditor can use its existing methods for recognizing interest income on an impaired loan.

     The Bank has been using a similar procedure to the ALLL requirements in the past and the Bank does not presently expect compliance with "ALLL" will have a materially adverse effect upon the business of the Bank. See "Management's Discussion and Analysis - Provision For Loan and Lease Losses."

ASSESSING INTEREST RATE RISK FOR RISK-BASED CAPITAL PURPOSES

     On September 1, 1995, the banking agencies issued their final rules implementing Section 305 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA 305). This section of the Act required banking agencies to revise their risk-based capital standards to ensure that the standards take into account, among other things, an institution's interest rate risk ("IRR").

     The final rule amends the risk-based capital standards to state explicitly that the regulators will consider a bank's exposure to declines in the economic value of its capital resulting from changes in interest rates when evaluating the bank's capital adequacy. This focus on the economic value of a bank's capital is a significant change from the way in which the regulatory agencies have viewed interest rate risk up to now. The rule defines a bank's exposure as the change in the present value of bank's assets, less the change in the present value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts. This equation is how regulators intend to measure the change in the underlying economic value of a bank's capital.

     The final rule applies to all banks regardless of size. There are no exceptions. The final rule does not codify a measurement framework for assessing the level of a bank's IRR exposure, but rather leaves the decision up to the examiner in the field. The information and exposure estimates collected through the new proposed supervisory measurement process will be one quantitative factor examiners use to determine the adequacy of an individual bank's capital given its IRR.

     Recognizing that the burden for reporting IRR exposures would fall most heavily on smaller institutions, the policy exempts certain smaller institutions from additional IRR schedules on the call report if they meet all of the following criteria:

     - Have total assets of less than 300 million

     - Have a composite CAMEL rating of 1 or 2

     - Meet an intermediate and longer term asset test

     The intermediate and longer term asset test is as follows:

     1. Calculate 30 percent of loans and securities with contractual maturity or repricing dates between one and five years.

     2. Add 100 percent of loans and securities with contractual maturity or repricing dates beyond five years.

     3. Determine whether the total is less than 30 percent of the bank's total assets.

     It is not possible to predict precisely what effect the new FDICIA 305 requirement will have on the Bank, however, management feels that at present the Bank meets all three of the above mentioned criteria and will thus be exempt from additional IRR schedules on the Call Report.

DISCLOSURES ABOUT FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS (FASB 107)

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (FASB 107) requires annual disclosure of estimated fair values for on- and off- balance sheet financial instruments, if practicable to estimate, for reporting in accordance with generally accepted accounting principles (GAAP). The methods and significant assumptions used to estimate fair value must also be disclosed. FASB 107 is effective for years ending after December 15, 1992, for entities with more than $150 million in total assets and for years ending after December 15, 1995, for entities with less than $150 million in total assets.

     Fair Value - FASB 107 states that quoted market prices, if available, are the best evidence of the fair value of financial instruments. If quoted prices are not available, management's best estimate of fair value may be based on the quoted market prices of financial instruments with similar characteristics or on other valuation techniques. Examples of estimation procedures include the present value of estimated cash flows using a discount rate commensurate with risks involved, option pricing models, or matrix pricing models.

     The Bank adopted FASB 107 effective as of December 31, 1995, and the information is part of the 1996 Annual Report.


ITEM 2  -  DESCRIPTION OF PROPERTIES

     The Bank originally leased its office space at 701 Fifth Street in Eureka, California from certain organizers, directors and persons of the Bank and entities associated with such persons including Francis Dutra, Dorothy Dutra, Gary Evans, John Winzler, Flora Winzler, Donald Grace, David McMurray, Barbara McMurray, Francis Carrington, Robert Dias, Lenore Dias, Mary Schmidbauer, Ronald Angell, Margaret Angell and Ward De Witt, M.D., A Medical Corporation Pension and Profit Sharing Plan. The rental payment was $5,000 per month. On December 29, 1989, the Bank exercised its option under the terms of the lease to purchase the land and building for approximately $710,000. The purchase price was determined by the sum of the lessor's original purchase price of $500,000 plus out-of-pocket repair costs and other expenses incurred by the landlord. The Bank believes that the $500,000 represented the fair market value of the premises on the date the lessors purchased the premises and before the improvements were made.

     On March 1, 1990, the Bank acquired a one-year option to lease a 2,440 square foot, one story office building for the proposed new site of the Fortuna Branch located at 1201 Main Street in Fortuna, California. The Bank originally acquired the option for an option price of $3,000 which was initially paid by the directors of the Bank who were subsequently reimbursed in full. The original lease, which was dated May 1, 1991, was for a period of three years, with an option to renew for an additional three years, with monthly lease payments of $900 for the first year, $1,000 for the second year, $1,100 for the third year. The building was previously used as a savings and loan. Under the terms of the lease, the lessor agreed to provide $10,000 toward leasehold improvements and would pay the taxes and insurance on the property. After deciding not to use the lease, on November 2, 1992, the Bank executed a sub-lease with Joseph and Lisa Barrote doing business as Bartow's Jewelry. The sub-lease originated on November 2, 1992, with lease payments of $900 per month from November 2, 1992, through April 30, 1993, and $1,000 per month for the period May 1, 1993, through April 30, 1994. On May 1, 1994, the Bank executed a modification agreement to extend the sub-lease with Joseph and Lisa Barrote doing business as Bartow's Jewelry. The modification to the agreement included that "the sub-lease shall commence on November 2, 1992, and shall end on the date on which the Master Lease terminates or on April 20, 1997, whichever is earlier" and "pursuant to Paragraph XXI of the Master Lease and Paragraph 3 of the sub-lease, the San Francisco Consumer Price Index for January 1, 1994, was $147.4, being an increase in the amount of 1.7% from January 1, 1993. Rent for the period May 1, 1994, through and including April 30, 1997, shall be $1,119".

     Only July 1, 1992, the Bank purchased from the RTC a bank building located at 1360 Main Street, Fortuna, California for the sum of $310,000. The approximately 3,600 square foot building was previously occupied as a branch of the now defunct Imperial Savings and Loan ("ISL"). The RTC claimed the Fortuna facility as part of its ISL regulatory settlement and then put the property up for sale. The Bank reviewed the advantages of the "available" Fortuna facility and placed a bid to purchase the property that was accepted by the RTC in March 1992. The Bank moved from its leased facility at 1201 Main Street, Fortuna, California to the newly acquired property at 1360 Main Street, Fortuna, California on September 28, 1992.

     On August 2, 1993, the Bank purchased from the RTC a bank building located at 1063 G Street, Arcata, California for the sum of $397,380. The building was previously occupied as a branch of the now defunct HomeFed Bank. The RTC claimed the Arcata facility as part of its HomeFed regulatory settlement and then put the property up for sale. The Bank reviewed the advantages of the "available" Arcata facility and placed a bid to purchase the property that was accepted by the RTC. The purchase price of $397,380 was the negotiated sales price with the RTC.

     On August 2, 1993, the Bank purchased from the RTC a bank building located at 2095 Central Avenue, McKinleyville, California for the sum of $181,845. The building was previously occupied as a branch of the now defunct HomeFed Bank. The RTC claimed the McKinleyville facility as part of its HomeFed Bank regulatory settlement and then put the property up for sale. The Bank reviewed the advantages of the "available" McKinleyville facility and placed a bid to purchase the property that was accepted by the RTC. The purchase price of $181,845 was the negotiated sales price with the RTC. In addition, as part of the agreement with the RTC, the Bank purchased certain furniture and fixtures for the sum of $46,495 at Arcata and $46,105 at McKinleyville. These purchase prices of $46,495 and $46,105 respectively were the negotiated sales prices with the RTC.

     On October 25, 1993, the Bank exercised a two year option to lease a 1,239 square foot, two story office building located at 528 Fifth Street, Eureka, California to house the Bank's Lease Department. The Lease commenced on November 1, 1993, and was for a period of two years with monthly lease payments of $900. The Lease also contained an option to renew the Lease for an additional five year term. The building was previously used as a jewelry store. The Bank elected not to exercise the option to renew and the lease terminated on November 1, 1995.

     On November 2, 1993, the Bank purchased from Jack Retzloff, an unaffiliated party, property located at 404 H Street, Eureka, California for the sum of $400,000. The property was previously used for office space. The building was removed by the previous owner and the Bank obtained the necessary permits to turn the vacant lot into an additional parking lot with a Drive-up ATM for the Bank building located at 701 Fifth Street, Eureka, California. The Bank reviewed the advantages of the "available" property and negotiated a price with the previous owner.

     On June 21, 1994, the Bank purchased from the RTC a bank building located at 612 G Street, Eureka, California for the sum of $532,000 to serve as the location of the SBA, Credit Review, Lease and Loan Supervision Departments. The building was previously occupied as a branch of the now defunct HomeFed Bank. The RTC claimed the Eureka facility as part of its HomeFed regulatory settlement and then put the property up for sale. The Bank reviewed the advantages of the "available" Eureka facility and placed a bid to purchase the property at an auction held by the RTC and the RTC accepted the bid.

     Upon the completion of the acquisition of the Loleta, Willow Creek and Weaverville offices of U.S. Bank in early 1995, pursuant to an agreement dated August 17, 1994, the Bank purchased the following properties from U.S. Bank:

     a)    358 Main Street, Loleta, California for $183,333
     b)    39171 Highway 299, Willow Creek, California for $400,000
     c)    409 Main Street, Weaverville, California for $230,000

     All of these properties were occupied as branches of U.S. Bank of California which offered them for sale pursuant to the Agreement dated August 17, 1994. The Bank reviewed the advantages of the "offered" branches and negotiated a sale price on each office which was accepted by U.S. Bank of California. In addition, certain fixtures and equipment were purchased upon completion of the acquisition of the three branches from U.S. Bank of California. The following table outlines the purchase price:

     a)    Loleta                 $     2,940
     b)    Willow Creek           $    49,217
     c)    Weaverville            $    58,832
                                  -----------
                                  $   110,989

     On May 15, 1996, the Bank exercised a ten year option to lease 773 square feet in a Tops Sentry Market located at West Highway 299 and Martin Road, Weaverville, California, to house the Weaverville Supermarket Branch. The lease commenced on May 15, 1996, and was for a period of ten years with an initial monthly lease payment of $1,725, to increase to $2,030 per month when store customer count reaches 15,000. The rent at December 1, 1996, was $2,030 per month. The lease also contained an option to renew the lease for two additional five-year terms.

     On March 1, 1996, the Bank exercised a ten year option to lease an approximately 10,000 square foot, single story office building located at 605 K Street, Eureka, California, to house the Bank's Heritage Club Department, the Merchant BankCard Department and the Credit Card Issuing Department. The lease commenced on March 1, 1996, and was for a period of ten years with a monthly lease payment of $4,500. The lease also contained an option to renew the lease for two additional five year terms.

     On July 28, 1995, the Bank exercised a three year option to lease an approximately 1,600 square foot building located at 525 Fifth Street, Eureka, California. The lease commenced November 1, 1995, and was for a period of three years with a monthly lease payment of $600. The Bank has donated, as a community service, the use of this property to the Redwood Coast Dixieland Jazz Festival for their headquarters office.

     Rental expense for all premises leases was $94,000 for the year ended December 31, 1996, $24,000 for the year ended December 31, 1995, and $25,000 for the year ended December 31, 1994. Rental income for all leases of premises was $69,000, $64,000 and $70,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


ITEM 3  -  LEGAL PROCEEDINGS

     The Bancorp is a party to claims and legal proceedings arising in the ordinary course of business. After taking into consideration information furnished by legal counsel to the Bancorp as to the current status of various claims and proceedings to which the Bancorp is a party, management is of the opinion that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on the financial position or results of operations of the Bancorp.


ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None applicable.

                                PART II


ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Trades in Humboldt Bancorp common stock are made through Everen Securities, Inc. as intermediary. However, no established trading market exists for the Bancorp's common stock. The Bancorp's common stock is not listed on any exchange nor the NASDAQ system, and the Bancorp does not currently intend to seek such listing. In addition, the Bancorp does not anticipate that an active market in the Bancorp's common stock will develop in the foreseeable future. Prior to the effective date of the reorganization, Humboldt Bank's common stock was traded as outlined above.

     For the year ended December 31, 1996, the Bancorp was aware of only five trades of the Bancorp's common stock totaling 2,342 shares of common stock. This compared with 12 trades totaling 14,788 shares of the Bank's stock in the year ending December 31, 1995, and 24 trades totaling 11,860 shares of the Bank's stock in the year ending December 31, 1994. Since all of those transactions were individually negotiated between the buyer and seller through Everen Securities, Inc. as intermediary, the Company was not informed of the exact purchase price for the common stock sold in each of these transactions. The Company, however, was informed by Everen Securities, Inc. of the high and low bid price for the common stock during the last two fiscal years as follows, but no assurances can be given that these high and low bid prices reflected the actual market value of the Company's or the Bank's common stock. In addition, the prices indicated reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions.


      YEAR                 QUARTER          NUMBER OF TRADES        HIGH BID                LOW BID
     -1995-       First Quarter                     2                $13.75                 $12.75
                  Second Quarter{(1)}               0                $14.00                 $12.75
                  Third Quarter                     0                $16.00                 $14.00
                  Fourth Quarter                   10                $16.00                 $15.00
     -1996-       First Quarter                     2                $17.00                 $17.00
                  Second Quarter{(2)}               0                $18.50                 $15.38
                  Third Quarter                     0                $20.50                 $19.50
                  Fourth Quarter                    3                $20.75                 $20.50


(1)  During the second quarter of 1995 the Bank declared a 10% stock dividend.
(2) During the second quarter of 1996 the Bancorp declared a 10% stock dividend.

     As of December 31, 1996, the shares of the Bancorp were held by approximately 586 shareholders compared to 585 shareholders of the Bank as of December 31, 1995, not including those held in street name by several brokerage houses. As of December 31, 1996, 312,694 shares of the Bancorp's common stock are subject to outstanding options. The Bancorp is the sole shareholder of the one share of Bank stock.

     The Bank distributed a 10% stock dividend on the common stock on June 30, 1994, and a 10% stock dividend on the common stock on April 5, 1995. The Bancorp distributed a 10% stock dividend on the common stock on May 30, 1996. Because there is no established trading market for the Bancorp's common stock, the Bancorp cannot determine the effect of the stock dividends on the market value of the stock. Neither the Bank nor the Bancorp has ever declared a cash dividend on the common stock. Payments of future dividends will be subject to the discretion of the Board of Directors and will depend upon the Bancorp's earnings, financial condition, capital requirements, regulatory requirements and such other factors as the Board of Directors deems appropriate.

ITEM 6  -  MANAGEMENT'S DISCUSSION AND ANALYSIS

SELECTED FINANCIAL DATA

     The following table sets forth certain selected financial data of the Bank and the Company for the years ended December 31, 1996, 1995 and 1994, respectively, and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and with the financial statements presented herein.

YEAR ENDED DECEMBER 31:                                 - 1996 -             - 1995 -             - 1994 -
(DOLLARS IN THOUSANDS EXCEPT                             COMPANY            BANK ONLY            BANK ONLY
PER SHARE DATA)
Results of Operations:
  Interest Income                                         16,562               15,241               11,162
  Interest Expense                                         5,549                5,244                3,539
Net Interest Income:                                      11,013                9,997                7,623
  Provision for Loan Losses                                  533                  792                  783
  Other Income                                             5,747                3,509                1,463
  Other Expense                                           11,325                9,149                6,240
  Income Before Income Taxes                               4,902                3,565                2,063
  Provision for Income Taxes                               1,926                1,363                  762
NET INCOME:                                                2,976                2,202                1,301
Per Share Data{(1)}:
  Net Income                                               $1.93                $1.47                $1.04
  Cash Dividend Declared                                     n/a                  n/a                  n/a
  Book Value Per Share                                    $13.89               $11.33               $11.82
  Weighted Average Shares Outstanding                  1,541,567            1,494,554            1,254,298
Balance Sheet at December 31:
  Assets                                                 214,738              193,913              152,863
  Loans                                                  142,824              115,117               92,461
  Deposits                                               192,576              174,526              137,624
  Shareholders' Equity                                    19,600               16,935               13,570
Financial Ratios:
  Return on Average Assets                                  1.48                 1.22                 0.93
  Return on Average Shareholders' Equity                   16.96                 9.80                12.08
  Average Shareholders' Equity to Average                   8.80                 8.37                 7.69
    Assets

(1) All share and share data have been retroactively adjusted to reflect stock dividends.

     The following discussion, although presented on a consolidated basis, analyzes primarily the financial condition and results of operations of the Bank for the twelve month period ended December 31, 1996. The 1995 and 1994 financial condition and results of operations pertain only to the Bank. All should be read in conjunction with the Company's and the Bank's financial statements and notes presented herein.

SUMMARY OF OPERATIONS

     The Company reported net income of $2,976,000 for the year ended December 31, 1996 compared to $2,202,000 for the year ended December 31, 1995. The increase in net income is attributable to an increase of $1,016,000 or 10.2% in net interest income, an increase in other income of $2,238,000 or 63.8% and a decrease in provision for loan losses of $259,000 or 32.7% from 1995. These increases were offset by an increase in other expense of $2,176,000 or 23.8% and an increase in provision for income taxes of $563,000 or 41.3%. The increase in net interest income is attributable to the substantial increase in earning assets somewhat offset by a decrease in the rate of interest earned on these assets. The increase in other interest income is attributable to increases in service charges, fees for customer services plus substantial increases in Lease Department, Merchant BankCard Department and Credit Card Issuing Department income and in gains on sale of securities which was offset in part by a decrease in gains on sale of loans. The increase in other expense is attributable to increases in salaries and employee benefits, net occupancy and equipment expenses, stationery & supplies, FDIC expense, travel expense, Credit Card Department and Merchant BankCard expenses. The small decrease in provision for loan losses is attributable to a decrease in the provision for lease department loans based upon three years of experience of losses in this area and the increase in provision for income taxes is attributable to an increase in pre-tax income.

     The Bank reported net income of $2,202,000 for the year ended December 31, 1995, compared to $1,301,000 for the year ended December 31, 1994. The increase in net income is attributable to an increase of $2,374,000 or 31.1% in net interest income and an increase in other income of $2,046,000 or 139.8% from 1994. These increases were offset by an increase in other expense of $2,909,000 or 46.6%, an increase in provision for loan losses of $9,000 or 1.1% and an increase in provision for income taxes of $601,000 or 78.9%. The increase in net interest income is attributable to the substantial increase in earning assets and an increase in the rate of interest earned on these assets. The increase in other interest income is attributable to increases in service charges, fees for customer services plus substantial increases in Lease Department and Merchant BankCard Department income and in gains on sale of securities which was offset in part by a small decrease in gains on sale of loans. The increase in other expense is attributable to increases in salaries and employee benefits, net occupancy and equipment expenses, stationery & supplies and postage expense, intangible expense and Merchant BankCard expenses. The small increase in provision for loan losses is attributable to the increase in the loan portfolio and the increase in provision for income taxes is attributable to an increase in pre-tax income.

NET INTEREST INCOME

     Net interest income represents the excess of interest income and loan fees earned by the Company on its earning assets over the interest expense paid on its interest bearing liabilities and other borrowed money. Net interest income as a percentage of average earning assets is referred to as net interest margin. The level of net interest income is affected by the levels of both interest-earning assets and interest-bearing liabilities as well as changes in interest rates. During periods of rapidly changing interest rates, the Company's earnings can be significantly affected, as interest rates on the majority of its earning assets reflect changes in interest rates immediately, while interest rates paid on liabilities, such as time certificates of deposit, change only at the maturity of the deposit certificate.

     Net interest income for 1996 totaled $11,013,000 compared with $9,997,000 in 1995. The increase in interest income was attributable to a significant increase in earning assets somewhat offset by a decrease in interest rates. The yield on loans decreased by 0.79% over the same period in 1995, and the yield on deposits decreased 0.14%. The reference rate used by the Company to price a significant portion of its loan products was 8.5% at December 31, 1996, and at December 31, 1995. The loan portfolio comprised 73.1% of average earning assets in 1996 compared with 62.5% in 1995.

     Net interest income for 1995 totaled $9,997,000 compared with $7,623,000 in 1994. The increase in interest income was attributable to a significant increase in earning assets and an increase in interest rates. The yield on loans increased by 0.65% over the same period in 1994, while the yield on deposits increased 0.44%. The reference rate used by the Bank to price a significant portion of its loan products was 8.5% at December 31, 1995, and 8.25% at December 31, 1994. The loan portfolio comprised 62.5% of average earning assets in 1995 compared with 71.0% in 1994.

     Loan fees included in net interest income were $802,000 at December 31, 1996, $755,000 at December 31, 1995, and $781,000 at December 31, 1994.

     The Company had $2.9 million in loans, the interest on which is considered tax exempt, at December 31, 1996. The Bank had no such loans at December 31, 1995, or December 31, 1994. The total amount of interest earned on these loans during 1996 was $57,000.

     Interest income may be analyzed by segregating the volume and rate components of interest income and interest expense. The following table sets forth an analysis of the increases and decreases in interest income and interest expense in terms of changes in average volume and average rates for the years ending December 31, 1995 and 1994.

          ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSES
                 INCREASE (DECREASE) DUE TO CHANGE IN

                                       1996 OVER 1995                          1995 OVER 1994
INCREASE/DECREASE
IN INTEREST INCOME:
(dollars in thousands)            VOLUME        RATE         TOTAL         VOLUME        RATE        TOTAL
Loans                              2,628        <246>        2,382          1,828          66        1,894
Securities                          <919>         54          <865>         1,492         385        1,877
Fed Funds Sold                      <201>         16          <185>           234          45          279
Fed Reserve Stock                      1           0             1              7           0            7
Due From Banks Time                  <13>          1           <12>            21           1           22
Other Interest                         0           0             0              0           0            0
TOTAL INCREASE/DECREASE            1,496        <175>        1,321          3,582         497        4,079
INCREASE/DECREASE IN
INTEREST EXPENSE:
Now & Super Now                       <9>          0            <9>            50           2           52
Savings                               13          <1>           12             88           0           88
Money Market                          74           2            76            130           4          134
Certificates of Dep                  225           1           226          1,270         153        1,423
Borrowed Funds                         0           0             0             12          <4>           8
Other                                  0           0             0              0           0            0
TOTAL INCREASE/DECREASE              303           2           305          1,550         155        1,705
TOTAL CHANGE IN NET
  INTEREST INCOME                  1,193        <177>        1,016          2,032         342        2,374

PROVISION FOR LOAN AND LEASE LOSSES

     The provision for loan and lease losses which is charged to operations is based on the quality of the loan portfolio, the amount of net loan losses incurred and management's estimate of potential future losses based on an ongoing evaluation of the portfolio risk and economic conditions.

     The provisions for loan and lease losses in 1996 was $533,000 compared with $792,000 in 1995 and $783,000 in 1994. The ratio of the allowance for loan and lease losses to total gross loans and leases equaled 1.47%, 1.61% and 1.42% at December 31, 1996, 1995 and 1994 respectively. The decrease in the provision from 1995 to 1996 is attributable to a decrease in provision for lease department loans based upon a three year analysis of lease losses in this department. The increase in the provision form 1994 to 1995 was due to the increase in loans.

     Net charge-offs were $255,000, $255,000 and $310,000 in 1996,
1995 and 1994 respectively.  These amounts represented <0.19%>,
<0.25%> and <0.34%> of average loans outstanding.

NON-INTEREST INCOME

     Non-interest income for 1996 totaled $5,747,000, an increase of $2,238,000 or 63.8% from $3,509,000 earned in 1995. Service charges on deposit accounts increased $132,000 or 22.9%, fees for customer services increased $1,656,000 or 63.0%, net investment securities gain/loss increased by $569,000 or 522.0% and gain on sale of loans decreased by $119,000 or 61.3% from the prior year. The increases are attributable to the activities of the lease, merchant bankcard, credit card and alternative investment departments. The decreases in gain on sale of loans is attributable in part to selling some portfolio loans at a loss together with a reduction in single-family loans sold.

NON-INTEREST EXPENSE

     Non-interest expense for 1996 totaled $11,325,000, an increase of $2,176,000 or 23.8% from 1995. Non-interest expense totaled $9,149,000 in 1995, an increase of $2,909,000 or 46.6% from 1994.
Salaries and employee benefits represented the single largest component of non-interest expense: $5,592,000 or 49.4% in 1996 and $4,612,000 or 50.4% in 1995. Full time equivalent employees numbered 175, 130 and 99 at December 31, 1996, 1995 and 1994 respectively.

     Net occupancy and equipment expense increased $494,000 or 38.1% to $1,792,000 in 1996. This increase can be in part attributable to the purchase of an in-house computer system, a local area network and a wide area network as well as the purchase of furniture & fixtures and leasehold improvements at the Weaverville Supermarket Branch and the Merchant BankCard and Credit Card Issuing departments at 605 K Street, Eureka, California, and increased maintenance and repairs on older equipment.

     Other expenses, excluding salaries and related benefits and net occupancy and equipment expenses, increased $702,000 or 21.7% in 1996 from 1995 and $1,238,000 or 61.9% in 1995 from 1994, primarily due to the increased growth of the Bank, the establishment of the Weaverville Supermarket Branch and the Credit Card Issuing departments in 1996 and the purchase of three branches of U.S. Bank in Loleta, Willow Creek and Weaverville in early 1995. The following table summarizes the significant components of non-interest expense for 1996, 1995 and 1994.

                               NON-INTEREST EXPENSE

                                                                           DOLLAR              %        DOLLAR             %
                                                                           CHANGE         CHANGE        CHANGE        CHANGE
(DOLLARS IN THOUSANDS)        12/31/96      12/31/95       12/31/94          1996       VS  1995          1995      VS  1994
Salaries & Related
Benefits                         5,592         4,612          3,368           980          21.2%         1,244         36.9%
Fixed Assets                     1,792         1,298            871           494          38.1%           427         49.0%
Prof. Services                     693           503            342           190          37.8%           161         47.1%
Stationery, Supplies
  & Postage                        542           492            263            50          10.2%           229         87.1%
Intangible Expense                 372           403            184          <31>         <7.7%>           219        119.0%
Merchant Credit Card Program       434           384            113            50          13.0%           271        239.8%
FDIC & Other Ins.                  480           348            379           132          37.9%          <31>        <8.2%>
Advertising & Dev.                 364           314            205            50          15.9%           109         53.2%
Telephone & Travel                 424           267            194           157          58.8%            73         37.6%
Data Processing/ATM Expense        199           174             99            25          14.4%            75         75.8%
Other Expense                      433           354            222            79        <22.3%>           132         59.5%
TOTAL                           11,325         9,149          6,240         2,176          23.8%         2,909         46.6%


PROVISION FOR INCOME TAXES

     The provision for income taxes totaled $1,926,000 in 1996, an increase of $563,000 or 41.3% from 1995. The provision for income taxes in 1995 totaled $1,363,000 an increase of $601,000 or 78.9% from 1994. The increase in the provision for 1996 was due to an increase in pre-tax income. The 1996 effective tax rate of 39% on reported income was below the expected statutory federal and state tax rate of 45% due to exemptions for Enterprise Zone loans for State Tax purposes, exemptions for Municipal Obligations for Federal purposes, Keyman Insurance and other temporary differences. The 1995 and 1994 effective tax rate on reported income varied from the expected statutory federal rate of 34% and the state franchise tax rate of 7% (net of the federal benefit) principally because of exemption for Enterprise Zone loans for state tax purposes, exemptions for Municipal obligations for federal purposes and other temporary differences.

LOANS

     The Company concentrates its lending activities in commercial, real estate construction, real estate related and consumer loans made almost exclusively to individuals and businesses within Northern California and lease receivables and credit cards throughout the Country. At December 31, 1996, the Company had total gross loans outstanding of $145.7 million and loans held for sale of $63 thousand. This represented 75.7% of total deposits and 67.9% of total assets of the Bank. At December 31, 1995, the Bank had total gross loans outstanding of $115.7 million and loans held for sale of $1.9 million. This represented 67.4% of total deposits and 60.6% of total assets. At December 31, 1994, the Bank had total gross loans outstanding of $94.1 million and loans held for sale of $0.3 million. This represented 68.6% of total deposits and 61.7% of total assets.

     The Company offers a variety of commercial lending services, including revolving lines of credit, working capital loans, equipment financing, letters of credit and inventory financing. Typically, commercial loans are floating rate obligations and are priced based on the Company's reference rate. The Company makes loans to finance the construction of residential, commercial and industrial properties and to finance land acquisition and development. The Company's single family real estate construction loans typically have maturities of up to nine months and are secured by deeds of trust and usually do not exceed 80% of the appraised value of the home to be built. Land development loans typically have maturities of twelve to twenty-four months; have a floating rate tied to the Company's reference rate; usually do not exceed 75% of the appraised value; are secured by a first deed of trust and, in the case of corporations, are personally guaranteed. When the total amount of real estate construction loan would otherwise exceed the Company's legal lending limit, the Company seeks other financial institutions to facilitate the extension of credit. Real estate construction and development loans as a percentage of total gross loans outstanding were 14.5% at December 31, 1996, compared to 13.7% at December 31, 1995, and 16.2% at December 31, 1994.

     Risks associated with real estate construction and land development loans are generally considered to be higher than risks associated with other forms of lending in which commercial banks traditionally engage. The concentration in the real estate construction and land development loan portfolio has been on residential real estate construction loans. The California economy began to exhibit signs of recovery in 1996 and sales of single-family residences exhibited a small upturn. While the Company is continuing to fund real estate construction and land development commitments, underwriting requirements continue to be conservative.

     Real estate residential loans as a percentage of total gross loans outstanding were 21.6% at December 31, 1996, compared to 18.3% at December 31, 1995, and 17.0% at December 31, 1994. The increase in residential real estate loans is attributable to a single-family residential loan promotion commenced in the last quarter of 1995.

     Real estate commercial and agricultural loans as a percentage of total gross loans outstanding were 41.9% at December 31, 1996, compared to 47.4% at December 31, 1995, and 45.2% at December 31, 1994. The Company has entered into a number of SBA guaranteed loans and has loans where SBA has a second lien position. These loans are eligible for sale on the secondary market but the Company chose not to sell any of these loans in 1996, but could sell additional SBA loans in 1997 if economically justified.

     Consumer loans include loans to individuals, business customers, dealer auto loans and credit card related plans. Automobile loans extended were $1.5 million or 33.3%, dealer auto loans were $0.3 million or 6.7%, other consumer loans were $0.5 million or 11.1%, and credit cards and related plans were $2.2 million or 48.9% of total consumer loans at December 31, 1996, compared to automobile loans of $1.4 million or 41.2%, dealer auto loans of $0.6 million or 17.6%, other consumer loans of $0.2 million or 5.9% and credit cards and related plans of $1.2 million or 35.3% at December 31, 1995, and automobile loans of $0.4 million or 20.0%, dealer auto loans of $1.0 million or 50.0%, other consumer loans of $0.1 million or 5.0%, and credit cards and related plans of $0.5 million or 25.0% at December 31, 1994. The other consumer loans include mobile home and other personal loans.

     Lease financing loans as a percentage of total gross loans outstanding were 2.2% at December 31, 1996, compared to 3.4% at December 31, 1995, and 4.6% at December 31, 1994. The decrease in Lease Receivable loans from 1996 compared to 1995 and 1995 compared to 1994 is due to the fact new leases continue to be booked at a slower pace and the older portfolio is running off.

     Loans held for sale totaled $63,000 at December 31, 1996, $1,880,000 at December 31, 1995, and $322,000 at December 31, 1994, and represent single-family residential mortgage loans originated by the Company. Loans are classified as held for sale when the Company is waiting to sell the loan in the secondary market to FNMA or PERS.

     The following table sets forth certain trends in loans outstanding and the composition of the loan portfolio for 1996, 1995 and 1994.

                                   12/31/96                      12/31/95                    12/31/94
(DOLLARS IN THOUSANDS)              AMOUNT             %          AMOUNT            %         AMOUNT          %
Commercial, Industrial & Ag         20,559           14.1%        16,284          14.1%       13,950        14.8%
Real Estate-Const & Land Dev        21,205           14.5%        15,874          13.7%       15,273        16.2%
Real Estate-Residential 1-5         31,456           21.6%        21,156          18.3%       15,964        17.0%
Real Estate-Commercial & Ag         61,030           41.9%        54,879          47.4%       42,457        45.2%
Lease Financing                      3,168           2.2%          3,974           3.4%        4,310         4.6%
Consumer Loans                       4,529           3.1%          3,395           2.9%        2,007         2.1%
State & Political Loans              2,875           2.0%              0              0            0           0
Other                                  850           0.6%            159           0.2%           91         0.1%
Total Gross Loans                  145,672           100%        115,721           100%       94,052         100%
Less Deferred Loan Fees              <765>                         <616>                       <582>
Less Allowance For Loan            <2,146>                       <1,868>                     <1,331>
Losses
Total Net Loans                    142,761                       113,237                      92,139
Loans Held for Sale                     63                         1,880                         322
Total Loans and Leases             142,824                       115,117                      92,461

The table below summarizes the maturities of the Company's loan portfolio as of December 31, 1996.

                                                          AFTER ONE
                                                         BUT WITHIN
MATURING                                  WITHIN           ONE YEAR               AFTER
(Dollars in Thousands)                  ONE YEAR                             FIVE YEARS              TOTAL
Fixed Rate Loans:
  Commercial                              13,381              9,602              17,039             40,022
  Real Estate                                396              2,745              13,338             16,479
  Lease Financing                            633              2,535                   0              3,168
  Consumer Loans                             730              1,670                 251              2,651
  Credit Card & Related                        0              2,244                   0              2,244
  Overdrafts                                 850                  0                   0                850
Total Fixed Rate:                         15,990             18,796              30,628             65,414
Variable Rate Loans:
  Commercial                              71,759              7,433                 140             79,332
  Real Estate                                724                  3                  98                825
  Consumer Loans                             101                  0                   0                101
Total Variable Rate:                      72,584              7,436                 238             80,258
TOTAL LOANS:                              88,574             26,232              30,866            145,672

     Commercial loan totals in the above table include numerous loans which are secured by deed of trust which, for regulatory purposes, are considered as Real Estate Loans and shown as such in the table on this page 23 dealing with "loans outstanding and the composition of the loan portfolio" for 1996.

     The Company's rollover policy is that all maturing loans are reviewed on a case-by-case basis, new financial statements are requested from the borrower and an in-depth credit analysis is performed after which the loan may be extended, renewed, restructured or demand made for payment in full depending upon the circumstances.

LOAN CONCENTRATIONS

     At December 31, 1996, 1995 and 1994, the Company had no concentration of loans which exceeded 10% of total loans.

ALLOWANCE FOR LOAN AND LEASE LOSSES

     The allowance for loan and lease losses is maintained at a level that management of the Company considers to be adequate for losses that can be reasonably anticipated. The allowance is increased by charges to operating expenses and reduced by net charge-offs. The level of the allowance for loan losses is based on management's evaluation of potential losses in the loan portfolio, as well as prevailing and anticipated economic conditions.

     Management employs a systematic methodology on a quarterly basis to determine the amount of loan losses to be reported and the adequacy of the allowance for current and future losses. Each loan is "graded" at the time of origination, extension or renewal by the senior credit administrator. Gradings are assigned a risk factor which is calculated to assess the adequacy of the allowance for loan losses. Further, management considers other factors such as changes in the nature and volume of the loan portfolio, overall portfolio quality, loan concentrations, trends in the level of delinquent and classified loans, specific problem loans and commitments, and current and anticipated economic conditions.

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

     The following table summarizes the changes in the allowance for loan and lease losses for the periods shown:

YEAR ENDED DECEMBER 31:
(Dollars in Thousands)                             - 1996 -               - 1995 -                - 1994 -
Balance at Beginning of Period:                       1,868                  1,331                     858
Charge-Offs:
Commercial, Industrial & Ag                           <122>                   <11>                       0
Real Estate-Commercial & Ag                               0                      0                       0
Real Estate-Residential 1-5                            <23>                      0                       0
Real Estate-Const & Land Dev                              0                      0                       0
Real Estate-Non-Farm/Non-Residential                   <23>                      0                       0
Lease Financing                                       <132>                  <254>                   <363>
Consumer                                               <29>                   <23>                    <20>
Other                                                  <45>                   <30>                       0
TOTAL:                                                <374>                  <318>                   <383>
Recoveries:
Commercial, Industrial & Ag                              78                      9                       7
Real Estate-Commercial & Ag                               0                      0                       0
Real Estate-Residential 1-5                               0                      0                       0
Real Estate-Const & Land Dev                              0                      0                       0
Real Estate-Non-Farm/Non-Residential                      0                      0                       0
Lease Financing                                          34                     49                      62
Consumer                                                  5                      4                       4
Other                                                     2                      1                       0
TOTAL:                                                  119                     63                      73
Net Charge-Offs:                                      <255>                  <255>                   <310>
Provision Charged to Operations                         533                    792                     783
Balance at End of Period                              2,146                  1,868                   1,331
Ratio of Net Charge-Offs to Avg Loans                 -0.19%                 -0.25%                  -0.34%
Average Loans                                       134,289                103,103                  90,099

     Charge-offs for the three years ended December 31, 1996, were $1,075,000 of which $255,000 has been recovered.

NON-PERFORMING ASSETS

     The Company's policy is to recognize interest income on an accrual basis unless the full collectibility of principal and interest is uncertain. Loans that are delinquent 90 days or more, unless well secured and in the process of collection, are placed on a cash basis and previously accrued but uncollected interest is reversed against income. Thereafter, income is recognized only as it is collected in cash. Collectibility is determined by considering the borrower's financial condition, cash flow, quality of management, the existence of collateral or guarantees and the state of the local economy.

     The following table provides information with respect to all non-performing assets.

NON-PERFORMING ASSETS AT DECEMBER 31:

 (DOLLARS IN THOUSANDS)                            - 1996 -                - 1995 -               - 1994 -
Loans 90 days or more past due
  and still accruing                                   $122                    $193                   $224
Non-accrual loans                                      $218                    $619                   $ 74
Restructured Loans
  30 days or more past due                                0                    $ 75                   $ 73
Lease Financing
  90 days or more past due                              $37                    $ 68                   $139
Other Real Estate Owned                                $233                       0                      0
Total Non-Performing Assets                            $610                    $955                   $510
Non-Performing Assets to Total
  Gross Loans Plus O.R.E.O.                           0.42%                   0.83%                  0.54%


     The decrease in non-performing assets at December 31, 1996, compared to December 31, 1995, is mainly due to a reduction in non-accrual loans, a reduction in lease financing which were awaiting charge-off at the January 1997 Board of Directors meeting, partially offset by an increase in O.R.E.O. The increase in non-performing assets at December 31, 1995, compared to December 31, 1994, is due to an increase in non-accrual loans offset in part by reductions in lease financing loans which were awaiting charge-off at the January 1996 Board of Directors meeting.

     The table below shows the gross interest income that would have been recorded at December 31, 1996, if these loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if new for part of the period; and the amount of interest that was included in net income for the period.

                                         1996                     1995                     1994
                                     GROSS     INTEREST       GROSS     INTEREST        GROSS     INTEREST
(In Dollars)                        INCOME       EARNED      INCOME       EARNED       INCOME       EARNED

Non-Accrual Loans                  $22,400            0     $66,600            0       $8,300            0
90 Days Past Due Restructured            0            0           0            0            0            0
  Loans
Other Real Estate Owned            $27,400            0           0            0            0            0


     The lease financing and other loans which were past due 90 days or more were all still accruing interest at their stated contract rate.

POTENTIAL PROBLEM LOANS

     In management's opinion, other than the lease financing loans awaiting charge-off in January 1997, there are no loans past due and still accruing on December 31, 1996, that present significant exposure to the Company because they are all well secured and in process of collection. Of the $218,000 in non-accrual loans and $233,000 in O.R.E.O., management feels confident that $451,000 will eventually be collected.

     At December 31, 1996, there are no loans or other interest bearing assets classified for regulatory purposes as loss, doubtful, substandard or special mention that (i) represent or resulted from trends or uncertainties which management anticipates could have a material impact on future operating results, liquidity or capital resources, or (ii) represented material credits or assets about which management had information that would cause serious doubt as to the ability of the borrower to comply with the repayment terms.

INVESTMENT PORTFOLIO

     The Company invests excess funds in a variety of instruments in order to meet liquidity and profitability goals. A portion of available funds are invested in liquid investments such as overnight federal funds. The balance is invested in investment securities such as U.S. Treasury and Agency securities (including CMO's), tax-exempt municipal bonds, corporate bonds and Federal Reserve Bank, FHLB and FNMA stock, etc. See "Liquidity."

     The composition of the investment portfolio is shown in the table below at book and market value. On November 16, 1995, a one-time change to the Bank's category allocation was permitted and the Bank elected to categorize all investments as "Available For Sale".

                                   12/31/96                        12/31/95                      12/31/94
                                       BOOK          MARKET            BOOK          MARKET          BOOK        MARKET
(DOLLARS IN THOUSANDS)                VALUE           VALUE           VALUE           VALUE         VALUE         VALUE
US Treasury Securities-AFS            3,056           3,105          10,169          10,377        11,140        10,962
US Treasury Securities-HTM                0               0               0               0         3,038         2,954
US Govt Agencies-AFS                  1,002           1,011           7,951           8,159         4,000         3,784
US Govt Agencies-HTM                      0               0               0               0         4,000         3,929
Coll Mort Obligations-AFS            23,331          23,562          21,955          22,481         7,374         7,291
Coll Mort Obligations-HTM                 0               0               0               0         4,297         4,248
Municipal Securities-AFS             10,172          10,499          10,775          11,214             0             0
Municipal Securities-HTM                  0               0               0               0         2,415         2,377
Federal Reserve Bank Stock              446             446             445             445           395           395
Corporate Bonds                           0               0               0               0             0             0
Other Securities-AFS                  1,309           1,310           1,187           1,199         1,139         1,077
TOTAL                                39,316          39,933          52,482          53,875        37,798        37,017
Mark to Market Analysis
Available for Sale (AFS)             39,316          39,933          52,482          53,875        24,048        23,509
Held to Maturity (HTM)                    0               0               0               0        13,750        13,508
TOTAL PORTFOLIO                      39,316          39,933          52,482          53,875        37,798        37,017
Unrealized Gain/Loss on
Securities:
Available for Sale (AFS)                617                           1,393                         <539>
Held to Maturity (HTM)                    0                               0                         <242>
TOTAL UNREALIZED GAIN/LOSS              617                           1,393                         <781>

     The table below summarizes the maturities of the Company's investment securities as of December 31, 1996:


MATURING:                                                      AFTER ONE           AFTER FIVE
(Dollars in thousands)                       WITHIN           BUT WITHIN           BUT WITHIN         TEN YEARS
MARKET VALUE                               ONE YEAR           FIVE YEARS            TEN YEARS         AND AFTER              TOTAL
U.S. Treasury Securities                      1,024                2,081                    0                 0              3,105
U.S. Government Agencies                          0                1,011                    0                 0              1,011
Collateralized Mortgage Obligations           2,508               11,154                8,219             1,681             23,562
Municipal Securities                            454                1,068                2,976             6,001             10,499
Sub-Total                                     3,986               15,314               11,195             7,682             38,177
Equity Securities                               528                  176                    0             1,052              1,756
TOTAL                                         4,514               15,490               11,195             8,734             39,933
Unrealized Gain/Loss On AFS
(included in figures above)                      32                  195                  212               178                617


     The table below summarizes the Company's investment securities by weighted average yield as of December 31, 1996.

                                                       AFTER ONE          AFTER FIVE
                                        WITHIN         BUT WITHIN         BUT WITHIN          TEN YEARS
                                      ONE YEAR         FIVE YEARS         TEN YEARS           AND AFTER             TOTAL
U.S. Treasury Securities                 7.24%              6.87%                - -                - -             7.00%
U.S. Government Agencies                   - -              6.53%                - -                - -             6.53%
Collateralized Mortgage Obligations      7.93%              5.79%              5.67%              5.79%             6.00%
Municipal Securities                     7.28%              7.77%              8.29%              8.22%             8.14%
Equity Securities                       11.09%              8.35%                - -              6.19%             7.87%


     The yields shown for municipal securities and equity securities are calculated on a taxable equivalent basis.

     Municipal securities (Book Value) decreased slightly by $603,000 at December 31, 1996, compared to December 31, 1995. They increased by $8,360,000 at December 31, 1995, compared to December 31, 1994. This increase can be attributed to a change in investment strategy begun in late 1994 of investing in well structured, relatively short term collateralized mortgage obligations and longer term municipal securities, the latter of which have a tendency to lower the Bank's tax obligations.

     At December 31, 1996, the book value of the following issuer's securities exceeded ten percent of the Company's capital.

ISSUER                             BOOK VALUE               MARKET VALUE

U.S. Treasury                     $ 3,056,000               $ 3,105,000
FHLMC CMO's                       $ 6,726,000               $ 6,759,000
GNMA CMO's                        $ 4,573,000               $ 4,599,000
FNMA CMO's                        $12,032,000               $12,204,000


DEPOSITS

     Deposits, including non-interest bearing demand deposits, increased $18.1 million or 10.34% in 1996 to $192.6 million from $174.5 million in 1995. The table below sets forth certain information regarding trends in the Company's deposits for 1996, and the Bank's deposits for 1995 and 1994.

DEPOSITS:                       12/31/96                   12/31/95                   12/31/94
(Dollars in Thousands)            AMOUNT           %         AMOUNT           %         AMOUNT            %
Demand                            50,412       26.2%         39,878       22.9%         25,983        18.9%
Demand-Interest Bearing           41,511       21.6%         41,544       23.8%         37,514        27.3%
Time-$100,000 and over            26,432       13.7%         23,230       13.3%         18,804        13.7%
Other Time                        57,951       30.1%         54,098       31.0%         44,160        32.0%
Savings                           16,270        8.4%         15,776       9.00%         11,163         8.1%
Total Deposits                   192,576        100%        174,526        100%        137,624         100%

     The table below indicates the average rates of interest paid on each deposit category.

                                  1996        1995        1994

Now Accounts                     1.01%        1.07%       1.03%
MMDA Accounts                    3.20%        2.99%       2.49%
Savings Accounts                 1.98%        2.05%       2.06%
Time Certificates of Deposit     5.33%        5.31%       4.25%

     Time certificates of deposit over $100,000 constituted 13.7%, 13.3% and 13.7% of total deposits for 1996, 1995 and 1994 respectively. The Bank has never had brokered deposits and does not intend to seek such deposits. All public time certificates of deposit are from local government agencies located in Humboldt and Trinity Counties.

     Time certificates of deposit at December 31, 1996, had the following schedule of maturities:

(DOLLARS IN THOUSANDS)                      $100,000+            OTHERS

Three months or less                        $ 9,577              $19,597
Over three months through six months        $ 8,501              $14,311
Over six months through twelve months       $ 6,004              $14,757
Over twelve months                          $ 2,350              $ 9,286
TOTAL:                                      $26,432              $57,951


     At December 31, 1996, certificates of deposit over $100,000 totaling $24.1 million or 12.5% of total deposits were scheduled to mature within one year.
At December 31, 1995, certificates of deposit over $100,000 totaling $19.9 million or 11.4% of total deposits were scheduled to mature within one year.
At December 31, 1994, certificates of deposit over $100,000 totaling $17.4 million or 12.6% of total deposits were scheduled to mature within one year. Although the Company has not experienced seasonal or unusual fluctuations in this component of the deposit portfolio, management recognizes that these types of deposits may represent a greater risk or interest rate and volume volatility than small retail deposits. Management believes that the presumed volatility of such deposits presents an acceptable risk and withdrawal of such certificates of deposit would not have a material impact on the liquidity position of the Company.

INTEREST RATE SENSITIVITY

     The operating income and net income of the Company depend to a substantial extent on "rate differentials", i.e., the difference between the income the Company receives from loans, securities and other earning assets, and the interest expense it pays on deposits and other liabilities.

     The interest rate sensitivity of the Company is measured over time and is based on the Company's ability to reprice its assets and liabilities. The opportunity to reprice assets in the same dollar amounts and at the same time as liabilities would minimize interest rate risk in any interest rate environment. The difference between the amount of assets and liabilities repriced at the same time is referred to as the "gap". This gap represents the risk, or opportunity, in repricing. If more assets than liabilities are repriced at a given time in a rising rate environment, net interest income would improve, and in a declining rate environment, net interest income would deteriorate. If more liabilities than assets are repriced under the same conditions, the opposite results would prevail. The Company is asset sensitive and its near term performance could be enhanced by rising rates and negatively affected by falling rates in the next twelve months.

     The table below sets forth the distribution of repricing of the earning assets and interest-bearing liabilities for the respective periods at December 31, 1996.




ASSETS OR LIABILITIES                         NEXT DAY             OVER ONE
WHICH MATURE OR REPRICE:                     AND WITHIN            BUT WITHIN           OVER
(Dollars in thousands)                        ONE YEAR             FIVE YEARS           FIVE YEARS        TOTAL
Interest-Earning Assets:
  Due from Bank Time                                 20                   0                  0               20
  Federal Funds                                   6,570                   0                  0            6,570
  Investments-Excluding Equities                  3,986              15,314             18,877           38,177
  Loans                                          88,574              26,232             30,866          145,672
TOTAL                                            99,150              41,546             49,743          190,439
Interest-Bearing Liabilities:
  Interest-Bearing Demand                        41,511                   0                  0           41,511
  Savings and Other Time                         64,935               9,156                130           74,221
  Time Cert Over $100,000                        24,082               2,350                  0           26,432
  Other Borrowed Funds                               13                  65                697              775
TOTAL                                           130,541              11,571                827          142,939
Interest Rate Sensitivity Gap                   <31,391>             29,975             48,916           47,500
Cumulative Interest Rate
  Sensitivity Gap                               <31,391>             <1,416>           <47,500>

LIQUIDITY

     The Company's liquidity is primarily a reflection of its ability to acquire funds to meet loan demand and deposit withdrawals and to service older liabilities as they come due. To augment liquidity, the Company has a Federal Funds borrowing arrangement with two correspondent banks totaling $10 million and maintains a credit arrangement with the Federal Reserve Bank of San Francisco for open window borrowings.

     Additionally, the Company is a member of the Federal Home Loan Bank and through membership has the ability to pledge qualifying collateral for short term (up to six months) and long term (up to five years) borrowings.
Management may use this facility to fund loan advances and pledge single-family residential mortgages as qualifying collateral.

     The liquidity position of the Company may be expressed as a ratio defined as cash, due from banks, Federal Funds sold, interest bearing deposits and market value of available for sale securities, divided by total deposits, less public deposits. Using this definition, at December 31, 1996, the Bank had a liquidity ratio of 26.4% compared to 35.0% at December 31, 1995, and 26.9% at December 31, 1994. The decrease in liquidity at December 31, 1996, compared to December 31, 1995, is attributed to the increase in loans; the increase at December 31, 1995, compared to December 31, 1994, was attributed to the increase in deposits being invested in Available for Sale securities which appreciated significantly, rather than loans.

     Part of the Company's normal lending activity involves making commitments to extend credit. One risk associated with the loan commitments is the demand on the Company's liquidity that would result if a significant portion of the commitments were unexpectedly funded at one time. The Company assesses the likelihood of projected funding requirements by reviewing historical patterns, current and forecasted economic conditions and individual client funding needs. At December 31, 1996, the Bank had $38.5 million in undisbursed commitments. Further, management maintains unpledged U.S. Government securities that are available to secure additional borrowings in the form of reverse repurchase agreements. At December 31, 1996, U.S. Government securities (at market value) available for reverse repurchase agreements totaled approximately $1.0 million. In addition, the Company had U.S. Government Agency CMO's (at market value) of approximately $23.6 million which were unpledged. Management believes that this provides the Company with the necessary liquid assets to satisfy funding requirements in the unlikely event of substantially higher than projected customer funding requirements.

CAPITAL RESOURCES

     Shareholders' equity increased to $19.6 million at December 31, 1996, an increase of $2.7 million or 16.0% compared with $16.9 million at December 31, 1995, which was an increase of $3.3 million or 24.3% compared with the $13.6 million at December 31, 1994. At December 31, 1995 and 1994, the Bank's risk-based capital ratio was 12.62% and 13.78% respectively. The following table sets forth the Company's actual regulatory capital position as of December 31, 1996.

RISK-BASED CAPITAL RATIOS
(DOLLARS IN THOUSANDS)                       AMOUNT              RATIO

Tier 1 Capital                               18,307              11.35%
Tier 1 Minimum Requirement                    9,675               6.00%
Excess (Shortfall)                            8,632               5.35%
Total Capital                                20,324              12.60%
Total Capital Minimum Requirement            16,125              10.00%
Excess (Shortfall)                            4,199               2.60%
Risk-Adjusted Assets                        161,252

     At December 31, 1996, the Bank's leverage ratio was 8.53% and the Company's leverage ratio was 8.58%. At December 31, 1995 and 1994, the Bank's leverage ratio was 7.64% and 8.55% respectively. The Company has not been advised by any regulatory agency that it is deficient with respect to the Tier 1 leverage ratio. Management is unaware of any current recommendations by regulatory authorities which, if implemented, would have a material adverse impact on future operating results, liquidity of capital resources.

EFFECTS OF INFLATION

     Assets and liabilities of financial institutions are principally monetary in nature. Accordingly, interest rates, which generally move with the rate of inflation, have a potentially significant effect on the Company's net interest income. The Company attempts to limit inflation's impact of rates and net income margins through a continuing asset/liability management program.

     The balance sheet of the Parent Company at December 31, 1996, contained the following items:

ASSETS:  (Dollars in Thousands)

  Cash on Deposit with Subsidiary                                   $104
  Investment in Subsidiary Including Unrealized
     Holding Gains                                               $19,479
  Organizational Costs                                               $17
  Total Assets                                                   $19,600
CAPITAL:
  Common Stock                                                   $17,179
  Retained Earnings                                               $2,060
  Net Unrealized Holding Gains (Losses)                             $361
  Total Capital                                                  $19,600

The Statement of Income and Expense of the Company at December 31, 1996, Contained the Following Items:

INCOME:
  Stock Transfer Fees                                                 $1
  Dividends from Subsidiary                                           $0
  Total Income                                                        $1
EXPENSES:
  Miscellaneous                                                       $5
  Stationery & Supplies                                               $6
  Legal Expense                                                       $9
  Taxes Paid                                                          $3
Income Before Undistributed Income of Subsidiary                    <$22>
Equity in Undisbursed Income of Subsidiary                        $2,998
Net Income                                                        $2,976


     The Federal Reserve Bank regulations for bank holding companies require that net unrealized holding gains/(losses) be included in the balance sheet for the parent company under "Investment in Subsidiary" where as the audited financial statements prepared by our Certified Public Accountants do not. The amount of unrealized gains in 1996 was $361,000.

     The $1,000 in stock transfer fees was for fees charged relative to the transfer of ownership of Bancorp Stock Certificates. The miscellaneous expenses of $5,000 relate to the filing fees and expenses incurred with the 1996 proxy solicitation. The stationery & supplies expense of $6,000 relate to the purchase of Bancorp Stock Certificates and the write down of the stationery & supply organizational expense. The legal expenses of $9,000 relate to legal expenses incurred to establish the Holding Company. The tax expense of $3,000 relate to minimum Franchise Taxes payable to the State of California. For additional information, please refer to the 1996 audited financial statements.


ITEM 7 -   FINANCIAL STATEMENTS

     Financial statements meeting the requirements of Item 310(a) of Regulation S-B are attached to this report.


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the three most recent fiscal years, neither the Company nor the Bank has changed accountants and neither the Company nor the Bank has had a disagreement with its accountants with respect to accounting principles or practices of financial statement disclosure.

                               PART III


ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     BOARD OF DIRECTORS - Each of the Directors has served as a director of the Company and/or the Bank since the initial appointment of directors in September 1989 except Messrs. Francesconi and McBeth who were appointed in May 1991 and 1992 respectively, Marguerite Dalianes who was appointed in March 1992, Clayton Janssen who was appointed in December 1993 and Mike Renner who was appointed in November 1996.

     Each of the Directors has been elected to serve for the ensuing year and until his or her successor is elected and qualified at the annual stockholder meeting of Humboldt Bank and Humboldt Bancorp on April 16, 1997. The Directors, their ages and their principal occupations during the past five years are:

     MYRON T. ABRAHAMSEN, 75, Retired Insurance Agent and Broker formerly with George Petersen & Associates.
     RONALD F. ANGELL, 54, Attorney and Partner with the firm of Roberts, Hill, Calligan, Bragg, Feeney & Angell.
     MARGUERITE DALIANES, 53, President of Dalianes Travel Service.
     FRANCIS A. DUTRA, 66, Retired President of Dutra Trucking Company.
     GARY L. EVANS, 54, Certified Public Accountant associated with the firm of Aalfs, Evans & Company.
     LAWRENCE FRANCESCONI, 66, Retired Owner of Redwood Bootery.
     CLAYTON R. JANSSEN, 71, Attorney and Partner with the firm of Janssen, Malloy, Marchi, Needham & Morrison.
     THEODORE S. MASON, 54, President and Chief Executive Officer of the Company and/or Bank since March 1989. Prior to 1989 Mr. Mason was Manager of the Eureka Main Office of Bank of America for approximately five years. JOHN MCBETH, 50, President of O & M Industries.
     MIKE RENNER, 44, President of L & M Renner, Inc.
     JOHN R. WINZLER, 66, Consulting Engineer and President of Winzler & Kelly.

     EXECUTIVE OFFICERS - The following are the names of the executive officers of the Company and/or the Bank and certain information concerning each of them:

     THEODORE S. MASON, 54, President and Chief Executive Officer of the Company and/or the Bank since its inception in 1989.
     ALAN J. SMYTH, 63, Senior Vice President, Chief Financial Officer and Secretary of the Company and/or the Bank since its inception in 1989. RONALD V. BARKLEY, 60, Senior Vice President and Loan Administrator of the Company and/or the Bank since its inception in 1989.
     PAUL A. ZIEGLER, 39, Vice President and Chief Administrative Officer of the Company and/or the Bank since January 1994.

     Pursuant to Section 16(a) of the Securities Exchange Act of 1934, all directors and officers have filed Forms 3, 4 and 5 in a timely manner, except for Mr. Renner who inadvertently filed his initial Form 3 late.


ITEM 10 -  EXECUTIVE COMPENSATION

     The following tables set forth the cash and non-cash compensation paid for all services of the Chief Executive Officer, Theodore S. Mason, the Chief Financial Officer, Alan J. Smyth, the Senior Loan Officer, Ronald V. Barkley and the Chief Administrative Officer, Paul A. Ziegler.

                                                                             OTHER
                                                                            ANNUAL        DEFERRED         OPTIONS
NAME                         YEAR          SALARY          BONUS{(2)}       COMP{(3)}      COMP{(4)}       GRANTED
Theodore S. Mason{(1)}        1996        $105,000          $70,906         $1,658        $100,000          2,000
Theodore S. Mason             1995        $105,000          $52,001         $1,464         $60,000          3,000
Theodore S. Mason             1994         $99,000          $18,803         $1,464         $60,004          1,000
Alan J. Smyth                 1996         $70,000          $68,017         $2,331         $50,000          1,000
Alan J. Smyth                 1995         $70,000          $55,410         $2,506         $31,668            500
Alan J. Smyth                 1994         $66,333          $15,871         $1,776         $30,000          1,000
Ronald V. Barkley             1996         $70,000          $12,926         $2,250         $45,000          1,000
Ronald V. Barkley             1995         $70,000          $48,884         $1,750         $31,703            500
Ronald V. Barkley             1994         $66,333          $28,022         $1,282         $30,000          1,000
Paul A. Ziegler               1996         $70,000          $24,600           $631            0.00          1,000
Paul A. Ziegler               1995         $55,070          $14,015           $553            0.00            500
Paul A. Ziegler               1994         $52,500           $5,000           $506            0.00          2,800

(1) Humboldt Bank entered into an employment agreement with Mr. Mason on May 1, 1989, whereby Mr. Mason agreed to serve as the Bank's President and Chief Executive Officer, which Agreement has recently been extended a third time to January 1, 2001. Under the terms of the Agreement, Mr. Mason is entitled to receive a base salary of $125,000.00 per year and an incentive bonus based on a percentage ranging from 4% to 2.5% of the Bank's pre-tax profits pursuant to an incentive bonus plan. During his term of employment, Mr. Mason may be reimbursed for travel, meals, entertainment expenses, service to charitable organizations, and membership in certain committees and other organizations. In addition, he is eligible for typical employee benefits such as paid vacation, sick leave, medical insurance and the use of an automobile owned by the Bank.
(2) Includes amounts paid to Mr. Mason, Mr. Smyth, Mr. Barkley and Mr. Ziegler pursuant to the Bank's Incentive Bonus Plan.
(3) Includes amounts imputed to Mr. Mason, Mr. Smyth, Mr. Barkley and Mr. Ziegler as income for tax purposes pursuant to the Bank's automobile program and the Bank's life insurance program.
(4) Includes amounts of salary or bonus deferred by Mr. Mason, Mr. Smyth and Mr. Barkley pursuant to the Bank's Deferred Compensation Plan. The amounts in this column are not included in the Salary and Bonus columns.

BENEFIT PLANS

     RETIREMENT PLAN: The Bank has a defined contribution retirement plan covering substantially all of the Bank's employees. Bank contributions to the plan are made at the discretion of the Board of Directors in an amount not to exceed the maximum amount deductible under the profit sharing plan rules of the Internal Revenue Service. Employees may elect to have a portion of their compensation contributed to the plan in conformity with the requirements of
Section 401(k) of the Internal Revenue Code. Salaries and employee benefits expense includes Bank contributions to the plan of $98,000 during 1996 and $61,000 during 1995.

     DIRECTOR FEE PLAN: The Bancorp has adopted the Humboldt Bank Director Fee Plan (the "Fee Plan"). The Fee Plan permits each Bank director to elect to receive his/her directors' fees in the form of Bancorp common stock, cash, or a combination of Bancorp common stock and cash, and to elect to defer the receipt of any of the foregoing until the end of his/her term as a Bank director. If deferral is elected, the amount of the director's fees shall be credited to an account on behalf of the director, however, such crediting shall constitute a mere promise on the part of the Bank and Bancorp to pay/distribute on this account. The account is otherwise unsecured, unfunded and subject to the general claims of creditors of the Bank and Bancorp. The Fee Plan provides for the issuance of up to 40,000 shares of Bancorp common stock. The amount of such fees deferred in 1996 totaled $20,000. At December 31, 1996, the liability for amounts due under this plan totaled $20,000, or approximately 1,000 shares of stock.

     EMPLOYEE STOCK BONUS PLAN: The Bancorp has an Employee Stock Bonus Plan which is funded annually at the sole discretion of the Board of Directors. Funds are invested in Bancorp stock, when available, and is purchased at the current market price on behalf of all employees except the executive officers of the Bank. The compensation cost recognized for 1996 and 1995 was $20,000 each year.

     POSTEMPLOYMENT BENEFIT PLANS AND LIFE INSURANCE POLICIES: The Bank has purchased single premium life insurance policies in connection with the implementation of salary continuation and deferred compensation plans for certain key employees. The policies provide protection against the adverse financial effects from the death of a key employee and provide income to offset expenses associated with the plans. The specified employees are insured under the policies, but the Bank is the owner and beneficiary. At December 31, 1996 and 1995, the cash surrender value of these policies totaled approximately $4,583,000 and $2,150,000 respectively.

     The plans are unfunded and provide for the Bank to pay the employees specified amounts for specified periods after retirement and allow the employees to defer a portion of current compensation in exchange for the Bank's commitment to pay a deferred benefit at retirement. If death occurs prior to or during retirement, the Bank will pay the employee's beneficiary or estate the benefits set forth in the plans.

     At December 31, 1996 and 1995, liabilities recorded for the estimated present value of future salary continuation and deferred compensation benefits totaled approximately $932,000 and $582,000, respectively. Salary continuation benefits may be paid if termination is without cause or due to a change in control of the Bank. Otherwise no benefits are paid upon termination.
Deferred compensation is vested as to the amounts deferred. In the event of death or under certain other circumstances, the Bank is contingently liable to make future payments greater than the amounts recorded as liabilities. Based on present circumstances, the Bank does not consider it probable that such a contingent liability will be incurred or that in the event of death, such a liability would be material after consideration of life insurance benefits.

     STOCK OPTION PLAN: The Bancorp has a stock option plan under which incentive and nonstatutory stock options, as defined under the Internal Revenue Code, may be granted. Options representing 87,484 shares of the Bancorp's issued and outstanding no par value common stock may be granted under the plan by the Board of Directors to directors, officers and key, full-time employees at an exercise price not less than the fair market value of the shares on the date of grant. Options representing 300,644 shares of the Bancorp's issued and outstanding common stock may be granted under the Humboldt Bank Stock Option Plan. Options may have an exercise period of not longer than 10 (ten) years and the options are subject to a graded vesting schedule of 33% per year for incentive stock options and 20% per year for nonstatutory stock options.

     The following tables set forth the number of options granted to the Company's executive officers during 1996 and the number and value of unexercised options held by such executive officers as of the end of 1996.

                              OPTION GRANTS IN 1996

                                                                                                           POTENTIAL REALIZABLE
                                                                                                             VALUE AT ASSUMED
                                                                                                              ANNUAL RATES OF
                                                                                                                STOCK PRICE
                                             OPTIONS GRANTED          EXERCISE                               APPRECIATION FOR
                             OPTIONS          TO EMPLOYEES             PRICE             EXPIRATION             OPTION TERM
NAME                         GRANTED             IN 1996             PER SHARE              DATE              5%     /    10%
Theodore S. Mason             2000               17.39%               $14.55           January 1, 2006      $18,300  / $46,380
Alan J. Smyth                 1000                8.70%               $14.55           January 1, 2006      $ 9,150  / $23,190
Ronald V. Barkley             1000                8.70%               $14.55           January 1, 2006      $ 9,150  / $23,190
Paul A. Ziegler               1000                8.70%               $14.55           January 1, 2006      $ 9,150  / $23,190

                  AGGREGATED OPTION EXERCISES IN 1996

                                                                            NUMBER OF                  VALUE OF
                                 SHARES                                    UNEXERCISED               UNEXERCISED
                               ACQUIRED ON                             OPTIONS AT YEAR-END          IN-THE-MONEY
                                EXERCISE               VALUE              (EXERCISABLE/            (EXERCISABLE/
NAME                                                 REALIZED            UNEXERCISABLE)            UNEXERCISABLE)
Theodore S. Mason                  -0-                  -0-             52,628  /  5,023        $444,359  /  $65,426
Alan J. Smyth                      -0-                  -0-             24,981  /  1,907        $211,792  /  $25,463
Ronald V. Barkley                  -0-                  -0-             24,981  /  1,907        $211,792  /  $25,463
Paul A. Ziegler                    -0-                  -0-              2,964  /  2,884         $31,486  /  $35,337


ITEM 11 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Management of the Company knows of no person who owns, beneficially or of record, either individually or together with associates, more than five percent of the outstanding shares of Humboldt's Common Stock, except as set forth in the table below. Unless otherwise indicated, the persons listed have sole voting and investment power over the shares beneficially owned.

SECURITIES OWNERSHIP OF MANAGEMENT

     The following table sets forth, as of December 31, 1996, the number and percentage of shares of Humboldt's outstanding Common Stock, which are beneficially owned, directly or indirectly, by (a) each of Humboldt's directors and nominees for director; (b) the Chief Executive Officer of Humboldt and each of the Company's three executive officers other than the Chief Executive Officer (the "named executive officers"); and (c) Humboldt's directors and the named executive officers as a group. *The Company identifies as its executive officers the Chief Executive Officer, the Chief Financial Officer, the Senior Loan Officer and the Chief Administrative Officer of Humboldt who have a significant impact on the overall direction of financial reporting of the Company. The shares "beneficially owned" are determined under Securities and Exchange Commission Rules, and do not necessarily indicate ownership for any other purpose. In general, beneficial ownership includes shares over which the indicated person has sole or shared voting or investment power and shares which he/she has the right to acquire within 60 days of December 31, 1996. Unless otherwise indicated, the persons listed have sole voting and investment power over the shares beneficially owned. Management is not aware of any arrangements which may, at a subsequent date, result in a change of control of the Company.

                                                            OPTIONS
                                         SHARES           EXERCISABLE
                                          HELD             BY 3/1/97            TOTAL             %
Myron T. Abrahamsen                      11,949              8,696             20,645           1.45
Ronald F. Angell                         14,698              8,568             23,266           1.64
Marguerite Dalianes                       6,035              5,511             11,546           0.82
Francis A. Dutra                         68,264             10,167             78,431           5.52
Gary L. Evans                            13,048             12,960             26,008           1.83
Lawrence Francesconi                     12,928              8,521             21,449           1.51
Clayton R. Janssen                        9,695              4,087             13,782           0.97
John McBeth                              24,567              6,304             30,871           2.18
Michael Renner                            5,574                200              5,774           0.41
John R. Winzler                          20,212             12,960             33,172           2.33
Theodore S. Mason                         5,264             53,361             58,625           4.00
Alan J. Smyth                                 0             25,348             25,348           1.77
Ronald V. Barkley                           151             25,348             25,499           1.78
Paul A. Ziegler                               0              4,389              4,389           0.31
TOTAL:                                  192,385            186,420            378,805          23.72
  a) Director Nominees                  192,234            131,335            323,569          20.98
  b) Executive Officers                   5,415            108,446            113,861           7.49
  c) Directors & Executive Officers     192,385            186,420            378,805          23.72


ITEM 12 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has and expects to have in the future, in the ordinary course of business, banking transactions with certain of its directors, officers, shareholders, and their associates, including transactions with corporations of which such persons are directors, officers or controlling shareholders. In the opinion of management, such transactions involving loans have been and will be entered into with such persons in accordance with applicable laws and (1) in the ordinary course of business, (2) on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and (3) on terms not involving more than the normal risk of collectibility or presenting other unfavorable features. For additional reference see Note "N" of the Company's Annual Report to Shareholders prepared by Richardson & Company.

ITEM 13 -  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The exhibits below are filed or incorporated by reference as part of this report pursuant to Item 601 of Regulation S-B.


Exhibit                                                            Sequentially
Number     Exhibits                                                Numbered Page

2.1        Plan of Reorganization and Merger Agreement
3.1        Articles of Incorporation
3.2        Bylaws
4.1        Copy of the Share Certificate for Common Shares
10.1       Amended Employment Agreement with Theodore S. Mason
10.2       Employment Agreement with Ronald V. Barkley*
10.3       Employment Agreement with Alan J. Smyth*
10.4       Employment Agreement with Paul A. Ziegler*
10.5       Humboldt Bancorp Stock Option Plan**
10.6       Stock Option Agreements with Theodore S. Mason***
10.7       Stock Option Agreements with Ronald V. Barkley***
10.8       Stock Option Agreements with Alan J. Smyth***
10.9       Stock Option Agreements with Paul A. Ziegler***
10.1       Humboldt Bank Director Fee Plan**


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed for the three months ended December 31, 1996.

(c)  Independent Auditors Report dated January 17, 1997

* Incorporated by reference to the Bank's Form 10 Registration Statement and amendments thereto which was previously filed with the Federal Reserve Board on May 1, 1992.

** Incorporated by reference to the Bank's definitive Proxy Statement filed pursuant to Regulation 14(a) within 120 days of the end of the last fiscal year.

*** Incorporated by reference to the Bank's 1992 Form 10-K previously filed with the Federal Reserve Board.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HUMBOLDT BANCORP


                                            THEODORE S. MASON
Dated:  March 10, 1997                By:___________________________________
                                             Theodore S. Mason
                                             President & Chief Executive
Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     THEODORE S. MASON                      ALAN J. SMYTH
___________________________________   _____________________________________
Theodore S. Mason, President, Chief   Alan J. Smyth, Senior Vice President &
Executive Officer & Director          Board Secretary
(Principal Executive Officer)         (Principal Financial & Accounting
                                       Officer)


     MYRON T. ABRAHAMSEN                    RONALD F. ANGELL
___________________________________   _____________________________________
Myron T. Abrahamsen, Director         Ronald F. Angell, Chairman of the Board


     MARGUERITE DALIANES                    FRANCIS A. DUTRA
___________________________________   _____________________________________
Marguerite Dalianes, Director         Francis A. Dutra, Director


     GARY L. EVANS                          LAWRENCE FRANCESCONI
___________________________________   _____________________________________
Gary L. Evans, Director               Lawrence Francesconi, Director


     CLAYTON R. JANSSEN                     JOHN M. MCBETH
___________________________________   _____________________________________
Clayton R. Janssen, Director          John M. McBeth, Director


     MICHAEL RENNER                         JOHN R. WINZLER
___________________________________   _____________________________________
Michael Renner, Director              John R. Winzler, Director

                         INDEPENDENT AUDITOR'S REPORT



Board of Directors
Humboldt Bancorp and Subsidiary
Eureka, California


We have audited the accompanying consolidated balance sheets of Humboldt Bancorp (Bancorp) and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Humboldt Bancorp and Subsidiary at December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





January 17, 1997                                      RICHARDSON & COMPANY

                        HUMBOLDT BANCORP AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                          December 31, 1996 and 1995
                            (dollars in thousands)


                                                          1996         1995

ASSETS
  Cash and due from banks                            $   10,247    $   7,281
  Interest-bearing deposits in other banks                   20        1,120
  Federal funds sold                                      6,570        5,470
  Investment securities, at fair value                   39,933       53,875
  Loans and leases held for sale                             63        1,880
  Loans and lease financing receivables, net            142,761      113,237
  Premises and equipment, net                             6,064        5,011
  Accrued interest receivable and other assets            9,080        6,039
                                                       --------     --------
TOTAL ASSETS                                          $ 214,738    $ 193,913
                                                      =========    =========
LIABILITIES
  Deposits
    Noninterest-bearing demand                        $  50,412    $  39,878
    Interest-bearing                                    142,164      134,648
                                                       --------     --------
Total Deposits                                          192,576      174,526
  Accrued interest payable and other liabilities          1,787        1,665
  Long-term debt                                            775          787
                                                       --------     --------
TOTAL LIABILITIES                                       195,138      176,978
  Commitments and contingencies
    (see accompanying notes)
STOCKHOLDERS' EQUITY
  Common stock, no par value; 20,000,000 shares
    authorized, 1,410,767 shares in 1996 and
    1,266,509 shares in 1995 issued and outstanding      17,179       14,852
  Retained earnings                                       2,060        1,268
  Unrealized gains on securities available for sale,
    net of applicable deferred income taxes                 361          815
                                                       --------     --------
TOTAL STOCKHOLDERS' EQUITY                               19,600       16,935
TOTAL LIABILITIES AND                                  --------     --------
STOCKHOLDERS' EQUITY                                  $ 214,738    $ 193,913
                                                      =========    =========



The accompanying notes are an integral part of these financial statements.

                        HUMBOLDT BANCORP AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             For the years ended December 31, 1996, 1995 and 1994
                            (dollars in thousands)

                                                                1996                 1995                 1994
INTEREST INCOME
  Interest and fees on loans and leases                        $  13,773            $  11,391            $   9,497
  Interest and dividends on investment securities
    Taxable                                                        1,687                2,773                1,206
    Exempt from Federal income tax                                   577                  366                   63
    Dividends                                                        102                   91                   77
  Interest on federal funds sold                                     374                  559                  280
  Interest on deposits in other banks                                 49                   61                   39
                                                                --------             --------             --------
Total Interest Income                                             16,562               15,241               11,162
INTEREST EXPENSE
  Interest on deposits                                             5,501                5,195                3,498
  Interest on long-term debt                                          48                   49                   41
                                                                --------             --------             --------
Total Interest Expense                                             5,549                5,244                3,539
                                                                --------             --------             --------
NET INTEREST INCOME                                               11,013                9,997                7,623
  Provision for loan and lease losses                                533                  792                  783
                                                                --------             --------             --------
NET INTEREST INCOME AFTER
PROVISION FOR LOAN AND
LEASE LOSSES                                                      10,480                9,205                6,840
OTHER INCOME
  Fees and other income                                            4,285                2,629                1,123
  Service charges on deposit accounts                                709                  577                  386
  Net gain on sale of loans                                           75                  194                  201
  Net investment securities gains (losses)                           678                  109                (247)
                                                                --------             --------             --------
Total Other Income                                                 5,747                3,509                1,463
OTHER EXPENSES
  Salaries and employee benefits                                   5,592                4,612                3,368
  Net occupancy and equipment expense                              1,792                1,298                  871
  Other expenses                                                   3,941                3,239                2,001
                                                                --------             --------             --------
Total Other Expenses                                              11,325                9,149                6,240
                                                                --------             --------             --------
Income Before Income Taxes                                         4,902                3,565                2,063
  Provision for income taxes                                       1,926                1,363                  762
                                                                --------             --------             --------
NET INCOME                                                     $   2,976            $   2,202             $  1,301
                                                               =========            =========             ========
NET INCOME PER SHARE                                               $1.93                $1.47                $1.04
                                                                   =====                =====                =====
WEIGHTED AVERAGE SHARES OUTSTANDING                            1,541,567            1,494,554            1,254,298
                                                               =========            =========            =========


The accompanying notes are an integral part of these financial statements.

                              HUMBOLDT BANCORP AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   For the years ended December 31, 1996, 1995 and 1994
                                  (dollars in thousands)


                                                                                               Unrealized
                                                                                                (Losses)
                                                                                                Gains On
                                              Common Stock                   Retained          Investment
                                        Shares             Amount            Earnings          Securities            Total

Balance at January 1, 1994                872,665           $  9,526           $   487                            $  10,103

Sale of stock at $14 per share,
  less offering costs                     185,715              2,550                                                  2,550
10% stock dividend                         87,252              1,069            (1,069)
Fractional shares purchased                                                         (2)                                  (2)
Stock options exercised                     2,309                 24                                                     24
Net income                                                                       1,301                                1,301
Net change in unrealized holding
  losses                                                                                            $   (316)          (316)
                                         --------           --------           -------              --------       --------
BALANCE AT DECEMBER 31, 1994            1,147,941             13,169               717                  (316)        13,570

10% stock dividend                        114,606              1,648            (1,648)
Fractional shares purchased                                                         (3)                                  (3)
Stock options exercised                     3,962                 35                                                     35
Net income                                                                       2,202                                2,202
Net change in unrealized holding
  gains (losses)                                                                                       1,131          1,131
                                         --------            --------          --------              --------      ---------
BALANCE AT DECEMBER 31, 1995            1,266,509              14,852            1,268                   815         16,935

10% stock dividend                        126,346               2,179            (2,179)
Fractional shares purchased                                                          (5)                                 (5)
Stock options exercised                    17,912                 148                                                   148
Net income                                                                        2,976                               2,976
Net change in unrealized holding
  gains (losses)                                                                                        (454)          (454)
                                        ---------              -------         ---------             --------      ---------
BALANCE AT DECEMBER 31, 1996            1,410,767             $ 17,179         $   2,060             $    361      $  19,600
                                        =========             ========         =========             ========      =========




The accompanying notes are an integral part of these financial statements.

                        HUMBOLDT BANCORP AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the years ended December 31, 1996, 1995 and 1994
                            (dollars in thousands)


                                                                                 1996                  1995                  1994
OPERATING ACTIVITIES
  Net Income                                                                  $     2,976             $  2,202             $  1,301
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan and lease losses                                               533                  792                  783
    Depreciation                                                                    1,041                  762                  516
    (Gain) loss on sale of investments                                              (678)                (109)                  247
    Amortization and other                                                            916                  563                  354
    Decrease (increase) in loans and leases held for sale                           1,817              (1,558)                1,352
    Increase in interest receivable and other assets                                (520)              (1,256)                (308)
    Increase in interest payable and other liabilities                                122                  794                  110
                                                                          ---------------      ---------------      ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           6,207                2,190                4,355

INVESTING ACTIVITIES
   Net decrease (increase) in interest-bearing deposits with banks                  1,100                  107                (127)
   Net (increase) decrease in federal funds sold                                  (1,100)                1,520              (3,190)
   Proceeds from maturities and sales of investment
     securities available-for-sale                                                 33,235               13,933               17,866
   Proceeds from maturities and sales of investment
     securities held-to-maturity                                                                         6,175                5,807
   Purchases of investment securities available-for-sale                         (19,935)             (24,385)             (14,801)
   Purchases of investment securities held-to-maturity                                                (10,457)             (14,587)
   Net increase in loans and leases                                              (30,289)             (21,890)              (9,467)
   Purchases of premises and equipment                                            (2,096)                (682)              (1,432)
   Purchases of life insurance policies                                           (2,337)
                                                                          ---------------      ---------------      ---------------
NET CASH USED BY INVESTING ACTIVITIES                                            (21,422)             (35,679)             (19,931)

FINANCING ACTIVITIES
   Net increase in deposit accounts                                                18,050               35,023               13,793
   Net proceeds from long-term debt and notes payable                                  22                                       798
   Payments on long-term debt and notes payable                                      (34)                 (11)
   Proceeds from issuance of common stock                                             148                   35                2,574
   Fractional shares purchased                                                        (5)                  (3)                  (2)
                                                                          ---------------      ---------------      ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          18,181               35,044               17,163
                                                                          ---------------       --------------      ---------------
NET INCREASE IN CASH AND DUE FROM BANKS                                             2,966                1,555                1,587

Cash and due from banks at beginning of year                                        7,281                5,726                4,139
                                                                          ---------------       --------------      ---------------
CASH AND DUE FROM BANKS AT END OF YEAR                                         $   10,247            $   7,281            $   5,726
                                                                                    =====                =====                =====


                                        (Continued)

                              HUMBOLDT BANCORP AND SUBSIDIARY

                   For the years ended December 31, 1996, 1995 and 1994
                                  (dollars in thousands)


                                                                                    1996                 1995                 1994
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest expense                                                               $   5,535           $   5,163          $   3,489
    Income taxes                                                                   $   2,666           $   1,859          $   1,129

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
  Stock dividend                                                                   $   2,179           $   1,647           $  1,069
  Net change in unrealized holding gains and losses on securities                  $   (777)           $   1,934           $  (540)
  Net change in deferred income taxes on unrealized
    holding gains and losses on securities                                         $     323           $   (803)           $    224
  Deposit liabilities assumed in exchange for assets
    acquired in connection with purchase of branches                                                   $   1,879
  Loans transferred to OREO                                                        $     233




The accompanying notes are an integral part of these financial statements.

                        HUMBOLDT BANCORP AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1996, 1995 and 1994


NOTE A--SIGNIFICANT ACCOUNTING POLICIES

BUSINESS: During 1995, the shareholders of Humboldt Bank (the Bank) approved a Plan of Reorganization and Merger Agreement, which provided for the formation of Humboldt Bancorp (a bank holding company) and the conversion of each share of outstanding Bank common stock into one share of no par value Bancorp common stock. Effective January 2, 1996, the Bancorp issued 1,266,509 shares of its common stock for all of the outstanding common stock of the Bank through a merger which has been accounted for similar to a pooling of interests in that the historical cost basis of the Bank has been carried forward. As a result of the merger, the Bank became the wholly owned subsidiary of the Bancorp.

The Bank was incorporated on March 13, 1989, and opened for business on September 13, 1989. The Bank operates under a California state charter, is a member of the Federal Reserve System and is subject to regulation, supervision and regular examination by the State Banking Department and Federal Reserve Board. The regulations of these agencies govern most aspects of the Bank's business. The accounting and reporting policies of the Bank conform with generally accepted accounting principles and general practices within the banking industry.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Bancorp and its wholly - owned subsidiary, the Bank. All material intercompany accounts and transactions have been eliminated.

NATURE OF OPERATIONS: The Bank is locally owned and operated and its primary service area is the communities of Northern California. The Bank's business is primarily focused on servicing the banking needs of individuals living and working in the Bank's primary service areas and local businesses, including retail, professional and real estate related enterprises in those service areas. The Bank offers a broad range of services to individuals and businesses with an emphasis upon efficiency and personalized attention. The Bank provides a full line of consumer services, and also offers specialized services to small businesses, middle market companies, and professional firms, such as courier services and appointment banking. The Bank offers personal and business checking and savings accounts (including individual interest-bearing negotiable orders of withdrawal ("NOW") accounts and/or accounts combining checking and savings accounts with automatic transfers), IRA and Keogh accounts, time certificates of deposit and direct deposit of social security, pension and payroll checks. It also makes available commercial, construction, accounts receivable, inventory, automobile, home improvement, real estate, office equipment, leasehold improvement, lease receivable financing and other consumer loans (including overdraft protection lines of credit), drafts and standby letters of credit, credit card activities to both individuals (including both secured and unsecured credit cards) and merchants and travelers' checks (issued by an independent entity).

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        HUMBOLDT BANCORP AND SUBSIDIARY

                       December 31, 1996, 1995 and 1994


NOTE A--SIGNIFICANT ACCOUNTING POLICIES (Continued)

INVESTMENT SECURITIES: Securities are classified as held-to-maturity if the Bank has both the intent and ability to hold those debt securities to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives.

Securities are classified as available-for-sale if the Bank intends to hold those debt securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available-for-sale are carried at fair value. Unrealized holding gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

LOANS AND LEASES HELD FOR SALE: The Bank sells mortgage loans, the guaranteed portion of Small Business Administration (SBA)-guaranteed loans, loan participation and portfolios of lease financing receivables (with servicing retained) for cash proceeds equal to the principal amount of loans, participation or leases with yield rates to the investor based upon the current market rate. The Bank recognizes a gain or loss on the sale measured by the present value of the difference between the effective interest rate to the Bank and the net yield to the investor, excluding an estimated normal servicing fee to be earned over the estimated remaining lives of the loans and leases sold.
A premium over the adjusted carrying value is received upon the sale of the guaranteed portion of an SBA loan. The Bank's investment in an SBA loan is allocated among the sold and retained portions of the loan based on the relative fair value of each portion at the time of loan origination, adjusted for payments and other activities. Because the portion retained does not carry an SBA guarantee, part of the gain recognized on the sold portion of the loan may be deferred and amortized as a yield enhancement on the retained portion in order to obtain a market equivalent yield.

Statement of Financial Accounting Standards (SFAS) No. 122, ACCOUNTING FOR MORTGAGE SERVICING RIGHTS, which became effective January 1, 1996, requires that the costs associated with originating mortgage loans that the Bank has a definitive plan to sell or securitize and retain the servicing rights be allocated to the mortgage servicing rights and the loan based on their relative fair values if it is practicable to estimate those fair values. The Bank has determined that it is not practicable to estimate the fair values of the mortgage servicing rights due to the relative immateriality of these costs and, therefore, has allocated all of the costs to the mortgage loan as was done before SFAS No. 122 became effective.

Loans and leases held for sale are recorded at the lower of cost or market determined on an aggregate basis.

                        HUMBOLDT BANCORP AND SUBSIDIARY

                       December 31, 1996, 1995 and 1994


NOTE A--SIGNIFICANT ACCOUNTING POLICIES (Continued)

LOANS AND LEASE FINANCING RECEIVABLES: Loans and leases are stated at the amount of unpaid principal, less the allowance for losses, net deferred loan fees and costs and unearned income. Interest on loans is accrued and credited to income based on the principal amount outstanding. Unearned income on installment loans is recognized as income over the term of the loans using a method that approximates the interest method.

The Bank's leasing operations consist principally of the leasing of point-of-sale terminals, printers for credit card vouchers and related equipment. All of the Bank's leases are classified and accounted for as direct financing leases. Under the direct financing method of accounting for leases, the total net rentals receivable under the lease contracts, net of unearned income, are recorded as a net investment in direct financing leases, and the unearned income is recognized each month as it is earned so as to produce a constant periodic rate of return on the unrecovered investment.

Loan origination fees and certain direct origination and acquisition costs are capitalized and recognized as an adjustment of the yield on the related loan or lease. Amortization is discontinued when the loan or lease is placed on nonaccrual status.

ALLOWANCE FOR LOAN AND LEASE LOSSES: The Bank adopted Statement of Financial Accounting Standards (SFAS) No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN, on January 1, 1995. Under this standard, a loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The adoption of Statement No. 114 did not have a significant impact on the allowance for loan and lease losses at January 1, 1995.

The allowance is maintained at a level which, in the opinion of management, is adequate to absorb probable losses inherent in the loan and lease portfolio. Credit losses related to off-balance-sheet instruments are included in the allowance for loan and lease losses except if the loss meets the criteria for accrual under SFAS No. 5, in which case the amount is accrued and reported separately as a liability. Management determines the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and leases and other pertinent factors. The allowance is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed quarterly and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Loans and leases deemed uncollectible are charged to the allowance. Provisions for losses and recoveries on loans and leases previously charged off are added to the allowance.

                        HUMBOLDT BANCORP AND SUBSIDIARY

                       December 31, 1996, 1995 and 1994


NOTE A--SIGNIFICANT ACCOUNTING POLICIES (Continued)

INCOME RECOGNITION ON IMPAIRED AND NONACCRUAL LOANS AND LEASES: Loans and leases, including impaired loans and leases, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans and leases are well-secured and in the process of collection. If a loan or lease or a portion of a loan or lease is classified as doubtful or is partially charged off, the loan or lease is classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

Loans and leases may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance by the borrower, in accordance with the contractual terms of interest and principal.

While a loan or lease is classified as nonaccrual and the future collectibility of the recorded balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectibility of the recorded balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan or lease had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for loan and lease losses until prior charge-offs have been fully recovered.

PREMISES AND EQUIPMENT: Premises and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed by the straight-line method over the estimated useful lives of the related assets.

FORECLOSED REAL ESTATE: Foreclosed real estate includes both formally foreclosed property and in-substance foreclosed property. In-substance foreclosed properties are those properties for which the Bank has taken physical possession, regardless of whether formal foreclosure proceedings have taken place. At the time of foreclosure, foreclosed real estate is recorded at the lower of the carrying amount or fair value less cost to sell, which becomes the property's new basis. Any write-downs based on the asset's fair value at date of acquisition are charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of their new cost basis or fair value minus estimated costs to sell. Revenue and expenses from operations and subsequent adjustments to the carrying amount of the property are included in income
(loss) on foreclosed real estate.

INTANGIBLE ASSETS: The $1.2 million premium paid to acquire the deposits of the McKinleyville and Arcata branch offices of HomeFed Bank, F.A. and the $797,063 premium paid to acquire the deposits of the Weaverville, Willow Creek and Loleta branches of U.S. Bank were allocated to core deposit intangibles based on the results of valuation studies performed to determine the fair value of the deposit base acquired. Core deposit intangibles are being amortized over the estimated remaining life of the related deposits.

                        HUMBOLDT BANCORP AND SUBSIDIARY

                       December 31, 1996, 1995 and 1994


NOTE A--SIGNIFICANT ACCOUNTING POLICIES (Continued)

INCOME TAXES: Provisions for income taxes are based on amounts reported in the statements of operations (after exclusion of non-taxable income such as interest on state and municipal loans and securities) and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred taxes are computed using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized for deductible temporary differences and tax credit carryforwards, and then a valuation allowance is established to reduce that deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized.

NET INCOME PER SHARE: Net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period, after giving retroactive effect to stock dividends and including the dilutive effect of stock options computed under the treasury method.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS: In the ordinary course of business the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

CASH AND CASH EQUIVALENTS: For the purpose of presentation in the Statement of Cash Flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and due from banks."


NOTE B--RESTRICTIONS ON CASH AND DUE FROM BANKS AND INTEREST-BEARING DEPOSITS IN OTHER BANKS

Cash and due from banks include amounts the Bank is required to maintain to meet certain average reserve and compensating balance requirements of the Federal Reserve. The total requirements at December 31, 1996 and 1995 were $4,711,000 and $3,211,000, respectively.

Interest-bearing deposits in other banks totaling $1,000,000 were pledged to MasterCard International as of December 31, 1995 to secure the full performance of all of the Bank's payment obligations to MasterCard in connection with the Bank's MasterCard membership.

                        HUMBOLDT BANCORP AND SUBSIDIARY

                       December 31, 1996, 1995 and 1994


NOTE C--INVESTMENT SECURITIES

The amortized cost of investment securities and their approximate market values at December 31 were as follows (dollars in thousands):

                                                        Amortized         Unrealized          Unrealized           Market
                                                           Cost              Gains              Losses              Value
December 31, 1996:
Available-for-Sale
  U.S. Government and agency securities                 $   4,058          $      58                            $    4,116
  Municipal securities                                     10,172                333          $       6             10,499
  Collateralized mortgage obligations issued
by U.S. government agencies                                23,331                234                  3             23,562
Equity securities                                           1,755                  1                                 1,756
                                                     ------------       ------------       ------------       ------------
Total available-for-sale                                   39,316                626                  9             39,933

December 31, 1995:
Available-for-Sale
  U.S. Government and agency securities                 $  18,120           $    422           $      6          $  18,536
  Municipal securities                                     10,775                440                  1             11,214
  Collateralized mortgage obligations issued
by U.S. government agencies                                21,955                526                                22,481
Equity securities                                           1,632                 12                                 1,644
                                                     ------------       ------------       ------------       ------------
Total available-for-sale                                $  52,482           $  1,400            $     7          $  53,875
                                                            =====              =====              =====              =====


The maturities of investment securities at December 31, 1996 were as follows (dollars in thousands):

                                                    Amortized       Market
                                                       Cost          Value

Amounts maturing in:
   One year or less                                 $  3,955       $  3,986
   After one year through five years                  15,120         15,314
   After five years through ten years                 10,983         11,195
   After ten years                                     7,503          7,682
   Equity securities                                   1,755          1,756
                                                    --------       --------
                                                    $ 39,316       $ 39,933
                                                    ========       ========

The amortized cost and fair value of collateralized mortgage obligations are presented by expected maturity in the preceding table. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

                        HUMBOLDT BANCORP AND SUBSIDIARY

                       December 31, 1996, 1995 and 1994


NOTE C--INVESTMENT SECURITIES (Continued)

Proceeds from sales of investment securities available-for-sale during 1996, 1995 and 1994 were $27,766,000, $4,914,000 and $10,193,000, respectively.
Gross gains and losses on those sales were $683,000 and $5,000 in 1996, $154,000 and $45,000 in 1995 and $38,000 and $92,000 in 1994, respectively.

In 1995, debt securities with an amortized cost of $15,545,000 were transferred from held-to-maturity to available-for-sale as a result of the Financial Accounting Standards Board allowing a one-time reassessment of the classification of securities under Statement of Financial Accounting Standards No. 115. The securities had an unrealized gain of approximately $436,000.

In 1994, debt securities with an amortized cost of $4,999,000 were sold from the held-to-maturity portfolio because of the continued increase in the credit risk of the securities and changes in regulatory requirements modifying what constitutes permissible investments. The realized loss on the sale of these securities was $193,000.

Investment securities with an amortized cost of approximately $2,045,000 and $2,076,000 and an approximate market value of $2,080,000 and $2,152,000 at December 31, 1996 and 1995, respectively, were pledged to meet the requirements of the Federal Reserve and the U. S. Department of Justice. In addition, investment securities with an amortized cost of approximately $1,011,000 and $1,024,000 and an approximate market value of $1,025,000 and $1,059,000 at December 31, 1996 and 1995, respectively, were pledged to secure public funds.


NOTE D--LOANS AND LEASE FINANCING RECEIVABLES

The components of loans and lease financing receivables in the balance sheets were as follows at December 31 (dollars in thousands):


                                                          1996        1995

Real estate-construction and land development        $  21,205    $  15,874
Real estate-commercial and agricultural                 61,030       54,879
Real estate-family and multifamily residential          31,456       21,156
Commercial, industrial and agricultural                 20,559       16,284
Lease financing receivables, including unamortized
purchase premiums of $33,000 in 1995 less unearned
income of $806,000 and $1,040,000 in 1996 and
1995, respectively                                       3,168        3,974
Consumer loans, net of unearned income of $15,000 in
1996 and $55,000 in 1995                                 4,529        3,395
State and political subdivisions                         2,875
Other                                                      850          159
                                                      --------     --------
                                                       145,672      115,721
Deferred loan fees                                        (765)        (616)
Allowance for loan and lease losses                     (2,146)      (1,868)
                                                      --------     --------
                                                     $ 142,761    $ 113,237
                                                     =========    =========

                        HUMBOLDT BANCORP AND SUBSIDIARY

                       December 31, 1996, 1995 and 1994


NOTE D--LOANS AND LEASE FINANCING RECEIVABLES (Continued)

The maturity and repricing distribution of the loan and lease portfolio at December 31, 1996 and 1995, follows (dollars in thousands):

                                                1996            1995

Fixed rate loan maturities
  Three months or less                      $   5,959       $   4,051
  Over three months to twelve months           10,031           3,940
  Over one year to five years                  18,796          13,370
  Over five years                              30,628          14,138
Floating rate loans repricing frequency
  Quarterly or more frequently                 64,291          67,220
  Quarterly to annually                         8,293           4,288
  Annually to every five years                  7,436           7,825
  Over five years                                  20             270
                                            ---------       ---------
                                              145,454         115,102
Nonaccrual loans                                  218             619
                                            ---------       ---------
                                            $ 145,672       $ 115,721
                                            =========       =========


At December 31, 1996, the recorded investment in loans for which impairment has been recognized in accordance with Statement No. 114 totaled $22,000, with a corresponding valuation allowance of $11,000. For the year ended December 31, 1996, the average recorded investment in impaired loans was approximately $247,000. In 1996, the Bank recognized $2,000 of interest on impaired loans (during the portion of the year that they were impaired), all of which was recognized on the cash basis.

At December 31, 1995, the recorded investment in loans for which impairment has been recognized in accordance with Statement No. 114 totaled $301,000, with a corresponding valuation allowance of $193,000. For the year ended December 31, 1995, the average recorded investment in impaired loans was approximately $267,000. In 1995, the Bank recognized $47,000 of interest on impaired loans (during the portion of the year that they were impaired), of which $43,000 related to impaired loans for which interest income was recognized on the cash basis.

In addition, at December 31, 1996 and 1995, the Bank had other nonaccrual loans of approximately $218,000 and $490,000, for which impairment had not been recognized. Loans on nonaccrual basis totaled $74,000 at December 31, 1994.
If interest on these loans had been recognized at the original interest rates, interest income would have increased approximately $12,000 in 1996 and 1995 and $1,000 in 1994.

                        HUMBOLDT BANCORP AND SUBSIDIARY

                       December 31, 1996, 1995 and 1994


NOTE D--LOANS AND LEASE FINANCING RECEIVABLES (Continued)

The Bank has no commitments to loan additional funds to the borrowers of impaired or nonaccrual loans.

The Bank receives fees for servicing retained on loans and leases sold and, during 1995, entered into an agreement to service for another bank a lease portfolio originated and owned by that bank. Loans and leases being serviced by the Bank for others were as follows at December 31 (dollars in thousands):


                                       1996          1995          1994

Loans                             $  101,355     $   93,230     $   86,028
Lease financing receivables            3,078          5,636          9,548
                                  ----------     ----------     ----------
                                  $  104,433     $   98,866     $   95,576
                                  ==========     ==========     ==========


An analysis of the changes in the allowance for loan and lease losses is as follows for the years ended December 31 (dollars in thousands):


                                              1996        1995       1994

Beginning balance                        $  1,868     $  1,331    $   858
  Provision for loan and lease losses         533          792        783
  Leases charged off                        (132)        (254)      (363)
  Loans charged off                         (242)         (64)       (20)
  Lease recoveries                             34           49         62
  Loan recoveries                              85           14         11
                                         --------     --------    --------
Ending balance                           $  2,146     $ 1,868     $ 1,331
                                         ========     =======     =======

                        HUMBOLDT BANCORP AND SUBSIDIARY

                       December 31, 1996, 1995 and 1994


NOTE E--LOANS AND LEASE FINANCING RECEIVABLES

Components of premises and equipment included the following at December 31 (dollars in thousands):

                                             1996                1995

Land                                     $   1,042           $   1,042
Buildings and improvements                   3,211               3,140
Furniture, fixtures and equipment            3,803               2,094
Leasehold improvements                          82
                                         ---------           ---------
                                             8,138               6,276
Accumulated depreciation                   (2,074)             (1,266)
                                         ---------           ---------
                                         $   6,064           $   5,010
                                         =========           =========

NOTE F--INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following at December 31 (dollars in thousands):


                                                1996            1995

Negotiable order of withdrawal (NOW)       $   16,476       $   17,292
Savings and money market                       41,305           40,027
Time, $100,000 and over                        26,432           23,230
Other time                                     57,951           54,099
                                           ----------       ----------
                                           $  142,164       $  134,648
                                           ==========       ==========

Interest expense on these deposits for the years ended December 31 is as follows (dollars in thousands):

                                   1996          1995            1994

NOW                            $    162       $    171        $    119
Savings and money markets         1,082            994             772
Time, $100,000 and over           1,245          1,162             732
Other time                        3,012          2,868           1,875
                               --------       --------         -------
                               $  5,501       $  5,195         $ 3,498
                               ========       ========         ========

                        HUMBOLDT BANCORP AND SUBSIDIARY

                       December 31, 1996, 1995 and 1994


NOTE F--INTEREST-BEARING DEPOSITS (Continued)

The maturities of time deposits at December 31, 1996 are as follows (dollars in thousands):


      1997                   $   72,839
      1998                        8,643
      1999                        1,736
      2000                          584
      2001                          581
                             ----------
                             $   84,383
                             ==========


NOTE G--LINE OF CREDIT

The Bank has uncommitted federal funds lines of credit agreements with two financial institutions. The maximum borrowings available under the lines totaled $10,000,000. Availability of this line is subject to federal funds balances available for loan and continued borrower eligibility. The line is intended to support short-term liquidity, and cannot be used for more than ten consecutive business days or more than twelve times during a given thirty day period. At December 31, 1996 there were no borrowings outstanding under the agreements.


NOTE H--LONG-TERM DEBT

The Bank has an advance totaling $775,000 from the Federal Home Loan Bank at December 31, 1996. The advance is due in monthly installments of principal and interest, at 6.19%, of approximately $5,000 through February 15, 2004.
Specific mortgage loans, with a balance of approximately $10,333,000 at December 31, 1996, were held as collateral for this advance.

Scheduled principal repayments of long-term debt, assuming no changes in their terms, for the five years ending December 31, 2001 are as follows (dollars in thousands):



        1997                 $13
        1998                  14
        1999                  16
        2000                  17
        2001                  18

                        HUMBOLDT BANCORP AND SUBSIDIARY

                       December 31, 1996, 1995 and 1994


NOTE I--FEES AND OTHER INCOME

Fees and other income consisted of the following for the years ended December 31 (dollars in thousands):


                                             1996         1995          1994

Merchant credit card processing fees     $   2,508     $  1,560     $    541
Loan and lease servicing fees                  370          369          279
Fees for customer services                     287          224          152
Credit card program fees                       169            4
Earnings on life insurance                     142          127          130
Lease residuals                                752          341           19
Other                                           57            4            2
                                         ---------     --------     --------
                                         $   4,285     $  2,629     $  1,123
                                         =========     ========     ========


NOTE J--OTHER EXPENSES

Other expenses consisted of the following for the years ended December 31 (dollars in thousands):

                                                     1996                    1995                     1994

Professional and other outside services           $      693              $      503               $     342
Stationery, supplies and postage                         542                     492                     263
Amortization of core deposit intangible                  372                     403                     184
Merchant credit card program                             434                     384                     113
FDIC and other insurance                                 480                     348                     379
Advertising and development                              364                     314                     205
Telephone and travel                                     424                     267                     194
Data processing and ATM fees                             199                     174                      99
Other (none exceeding 1% of revenues)                    433                     354                     222
                                                  ----------              ----------               ---------
                                                  $    3,941              $    3,239               $   2,001
                                                  ==========              ==========               =========

                        HUMBOLDT BANCORP AND SUBSIDIARY

                       December 31, 1996, 1995 and 1994


NOTE K--INCOME TAXES

The components of income tax expense included in the statements of operations were as follows for the years ended December 31 (dollars in thousands):


                                      1996           1995           1994

Currently payable
  Federal                         $   1,786       $   1,419       $    870
  State                                 609             422            239
                                  ---------       ---------       --------
                                      2,395           1,841          1,109

Deferred tax benefit
  Federal                             (353)           (391)          (265)
  State                               (116)            (87)           (82)
                                  ---------       ---------       --------
                                      (469)           (478)          (347)
                                  ---------       ---------       --------
Net provision for income taxes   $    1,926       $   1,363       $    762
                                 ==========       =========       ========


A reconciliation of income taxes computed at the federal statutory rate of 34% and the provision for income taxes for the years ended December 31 are as follows (dollars in thousands):


                                                     1996                    1995                     1994

Income tax at Federal statutory rate              $   1,667               $   1,212                $    701
  State franchise tax, less federal income
tax benefit                                             366                     266                     156
  Interest on municipal obligations exempt
from Federal tax                                       (193)                   (111)                    (18)
  Non statutory stock option expense                    (96)                     (9)
  Interest on enterprise zone loans exempt
from State tax                                          (69)                    (59)                    (49)
  Life insurance earnings and expenses                  (20)                    (24)                    (32)
  Deferred tax asset valuation allowance
change                                                  263                      82                       8
  Other differences                                       8                       6                     (4)
                                                  ---------                ---------               ---------
Provision for income taxes                        $   1,926                $  1,363                $     762
                                                  =========                =========               =========

                        HUMBOLDT BANCORP AND SUBSIDIARY

                       December 31, 1996, 1995 and 1994


NOTE K--INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to the components of the net deferred tax asset recorded as an other asset as of December 31 were as follows (dollars in thousands):

                                                          1996                    1995                     1994
Deferred tax assets:
  Allowance for loan and lease losses                       $    802                $    674                $    415
  Nonqualified benefit plans                                     436                     296                     162
  Deferred loan fees                                             319                     255                     242
  State franchise taxes                                          206                     144                      81
  Depreciation                                                   155                     118                      73
  Unrealized securities holding losses                                                                           224
  Merchant Bankcard program                                      182                      83
  Core deposit intangible amortization                           107                      26
  Other                                                           41                      31                      21
                                                     ---------------         ---------------         ---------------
Total deferred assets                                          2,248                   1,627                   1,218

  Valuation allowance for deferred tax
    assets                                                     (429)                   (166)                    (84)
                                                     ---------------         ---------------         ---------------
eferred tax assets recognized                                 1,819                   1,461                   1,134

Deferred tax liabilities:
  Unrealized securities holding gains                            257                     579
  Market discount accretion                                                              104
  Core deposit intangible amortization                                                                            55
  Other                                                           36                      44                      20
                                                     ---------------         ---------------         ---------------
Total deferred tax liabilities                                   293                     727                      75
                                                     ---------------         ---------------         ---------------
Net deferred tax asset                                    $    1,526               $     734              $    1,059
                                                               =====                   =====                   =====


Amounts presented for the tax effects of temporary differences are based upon estimates and assumptions and could vary from amounts ultimately reflected on the Bank's tax returns. Accordingly, the variances from amounts reported for prior years are primarily the result of adjustments to conform to the tax returns as filed. A valuation allowance has been established to reduce deferred tax assets to the amount that is more likely than not to be realized.

                        HUMBOLDT BANCORP AND SUBSIDIARY

                       December 31, 1996, 1995 and 1994

NOTE K--INCOME TAXES (Continued)

Income taxes receivable were $290,000 and $19,000 at December 31, 1996 and 1995, respectively. The income tax expense (benefit) related to net investment securities gains (losses) was $281,000, $45,000 and $(103,000) during 1996, 1995 and 1994, respectively.


NOTE L--BENEFIT PLANS

RETIREMENT PLAN: The Bank has a defined contribution retirement plan covering substantially all of the Bank's employees. Bank contributions to the plan are made at the discretion of the Board of Directors in an amount not to exceed the maximum amount deductible under the profit sharing plan rules of the Internal Revenue Service. Employees may elect to have a portion of their compensation contributed to the plan in conformity with the requirements of Section 401(k) of the Internal Revenue Code. Salaries and employee benefits expense includes Bank contributions to the plan of $98,000 during 1996 and $61,000 during 1995.

DIRECTOR FEE PLAN: The Bancorp has adopted the Humboldt Bank Director Fee Plan (the "Fee Plan"). The Fee Plan permits each Bank director to elect to receive his/her directors' fees in the form of Bancorp common stock, cash, or a combination of Bancorp common stock and cash, and to elect to defer the receipt of any of the foregoing until the end of his/her term as a Bank director. If deferral is elected, the amount of the director's fees shall be credited to an account on behalf of the director, however, such crediting shall constitute a mere promise on the part of the Bank and Bancorp to pay/distribute on this account. The account is otherwise unsecured, unfunded and subject to the general claims of creditors of the Bank and Bancorp. The Fee Plan provides for the issuance of up to 40,000 shares of Bancorp common stock. The amount of such fees deferred in 1996 totaled $20,000. At December 31, 1996, the liability for amounts due under this plan totaled $20,000, or approximately 1,000 shares of stock.

EMPLOYEE STOCK BONUS PLAN: The Bancorp has an Employee Stock Bonus Plan which is funded annually at the sole discretion of the Board of Directors. Funds are invested in Bancorp stock, when available, and is purchased at the current market price on behalf of all employees except the executive officers of the Bank. The compensation cost recognized for 1996 and 1995 was $20,000 each year.


NOTE M--STOCK OPTION PLAN

At December 31, 1996, the Bancorp has a stock-based compensation plan consisting of a fixed stock option plan which is described below. The Bancorp applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Bancorp's stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS 123, the Bancorp's net income would have been reduced to the pro forma amounts indicated below and net income per share would have remained the same (dollars in thousands):

                        HUMBOLDT BANCORP AND SUBSIDIARY

                       December 31, 1996, 1995 and 1994


NOTE M--STOCK OPTION PLAN (Continued)

                                  1996                        1995
Net income
  As reported                 $   2,976                   $   2,202
  Pro forma                       2,946                       2,189

Net income per share
  As reported                     1.93                        1.47
  Pro forma                       1.93                        1.47

The Bancorp has a stock option plan under which incentive and nonstatutory stock options, as defined under the Internal Revenue Code, may be granted. Options representing 87,484 shares of the Bancorp's issued and outstanding no par value common stock may be granted under the plan by the Board of Directors to directors, officers and key, full-time employees at an exercise price not less than the fair market value of the shares on the date of grant. Options representing 300,644 shares of the Bancorp's issued and outstanding common stock may be granted under the Humboldt Bank Stock Option Plan. Options may have an exercise period of not longer than 10 years and the options are subject to a graded vesting schedule of 33% per year for incentive stock options and 20% per year for nonstatutory stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively; dividend yield of zero for both years; expected volatility of 9.40 percent for both years; risk-free interest rates of 6.58 percent for 1995 and 5.54 percent and 6.29 percent for 1996 for the incentive options and 6.95 percent for 1995 and 5.85 percent and 6.65 percent for 1996 for the nonstatutory options; and expected lives of 10 years for the incentive options and 5 years for the nonstatutory options.

A summary of stock option activity, adjusted to give effect to stock dividends follows:

                        HUMBOLDT BANCORP AND SUBSIDIARY

                       December 31, 1996, 1995 and 1994


NOTE M--STOCK OPTION PLAN (Continued)


                                                     Incentive Stock Options
                                          1996                                 1995                               1994
                           Weighted-Average                   Weighted-Average                    Weighted-Average
                            Exercise Price                     Exercise Price                      Exercise Price
                                                  Shares                             Shares                             Shares
Shares under option at
beginning of year                  $     8.82        163,610           $    8.71         158,195         $     7.84         116,800

Options granted                         14.55         12,651               11.88           5,415              11.42          41,395

Options expired                         11.57          (243)
                                                    --------                             --------                           -------
Shares under option at
end of year                              9.23        176,018                8.82         163,610               8.71         158,195
                                                        ====                                ====                               ====
Options exercisable at
end of year                                          153,515                             140,837                            120,047
Weighted-average fair
value of options granted
during the year
                                                  $     7.05                           $    7.13

                        HUMBOLDT BANCORP AND SUBSIDIARY

                       December 31, 1996, 1995 and 1994


NOTE M--STOCK OPTION PLAN (Continued)



                                                   Nonstatutory Stock Options
                                              1996                                 1995                               1994
                           Weighted-Average                   Weighted-Average                    Weighted-Average
                            Exercise Price                     Exercise Price                      Exercise Price
                                                  Shares                             Shares                             Shares
Shares under option at
beginning of year                  $     9.81        134,698           $    9.17         110,818         $     8.04          79,776

Options granted                         17.66         19,890               11.88          32,652              11.57          33,836

Options exercised                        8.30       (17,912)                8.13         (4,358)               7.60         (2,794)

Options expired                                                            16.53         (4,414)
                                                   ----------                            --------                           -------
Shares under option at
end of year                             11.20        136,676                9.81         134,698               9.17         110,818
                                                     =======                             =======                            =======
Options exercisable at
end of year                                           93,141                              79,541                             56,368
Weighted-average fair
value of options granted
during the year
                                                  $     4.84                           $    4.04

The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                       HUMBOLDT BANCORP AND SUBSIDIARY

                       December 31, 1996, 1995 and 1994


NOTE M--STOCK OPTION PLAN (Continued)

                                                 Options Outstanding
                                                            Weighted-Average Remaining
          Range of                       Number                  Contractual Life          Weighted-Average Exercise
       Exercise Prices                 Outstanding                                                   Price

$6.50 to $9.95                               179,078                    3.6 years                    $      8.06
$10.14 to $14.55                             123,616                    4.8 years                          12.16
$20.75                                        10,000                    5.0 years                          20.75
                                     ---------------

$6.50 to $20.75                              312,694                   4.23 years                          17.21
                                             =======
                                                                               Options Exercisable
Range of                                                                                   Weighted-Average Exercise
Exercise Prices                                                 Number Exercisable                   Price


$6.50 to $9.95                                                          175,539                      $    8.03
$10.14 to $14.55                                                         69,117                          11.67
$20.75                                                                    2,000                          20.75
                                                                ---------------                ---------------
$6.50 to $20.75                                                         246,656                           9.15


NOTE N-- RELATED PARTY TRANSACTIONS

The Bank has entered into transactions with its directors, executive officers and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The following is a summary of the aggregate activity involving related party borrowers at December 31, 1996 and 1995 (dollars in thousands):

                        HUMBOLDT BANCORP AND SUBSIDIARY

                       December 31, 1996, 1995 and 1994


NOTE N-- RELATED PARTY TRANSACTIONS (Continued)


                                                  1996            1995

Loans outstanding at beginning of year       $   3,851       $   2,698
Loan disbursements                               1,178           2,271
Loan repayments                                (1,405)         (1,118)
                                          ------------    ------------
Loans outstanding at end of year             $   3,624       $   3,851
                                             =========       =========


At December 31, 1996 and 1995, commitments to related parties of approximately $677,000 and $1,075,000 were undisbursed.

Deposits received from directors and officers totaled $2,114,000 and $2,572,000 at December 31, 1996 and 1995, respectively.

Payments under contracts with directors' companies for premises remodeling, repair and engineering services totaled $17,000 in 1996 and $5,000 in 1995. The Bank purchased computer equipment from a business owned by a member of an executive officer's immediate family totaling $5,700 in 1996 and $35,000 in 1995. The Bank paid fees for payroll services totaling $7,000 in 1996 and $4,500 in 1995 to a business with which a director is associated.


NOTE O--COMMITMENTS AND CONTINGENT LIABILITIES

POSTEMPLOYMENT BENEFIT PLANS AND LIFE INSURANCE POLICIES: The Bank has purchased single premium life insurance policies in connection with the implementation of salary continuation and deferred compensation plans for certain key employees. The policies provide protection against the adverse financial effects from the death of a key employee and provide income to offset expenses associated with the plans. The specified employees are insured under the policies, but the Bank is the owner and beneficiary. At December 31, 1996 and 1995, the cash surrender value of these policies totaled approximately $4,583,000 and $2,150,000, respectively.

The plans are unfunded and provide for the Bank to pay the employees specified amounts for specified periods after retirement and allow the employees to defer a portion of current compensation in exchange for the Bank's commitment to pay a deferred benefit at retirement. If death occurs prior to or during retirement, the Bank will pay the employee's beneficiary or estate the benefits set forth in the plans.

                        HUMBOLDT BANCORP AND SUBSIDIARY

                       December 31, 1996, 1995 and 1994


NOTE O--COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

At December 31, 1996 and 1995, liabilities recorded for the estimated present value of future salary continuation and deferred compensation benefits totaled approximately $932,000 and $582,000, respectively. Salary continuation benefits may be paid if termination is without cause or due to a change in control of the Bank. Otherwise no benefits are paid upon termination. Deferred compensation is vested as to the amounts deferred. In the event of death or under certain other circumstances, the Bank is contingently liable to make future payments greater than the amounts recorded as liabilities. Based on present circumstances, the Bank does not consider it probable that such a contingent liability will be incurred or that in the event of death, such a liability would be material after consideration of life insurance benefits.

LEASE COMMITMENTS: The Bank leases three sites under noncancelable operating leases expiring in April 1997, February 2006 and May 2006. The lease expiring in April 1997 is renewable for two additional three year periods with the future lease payments being subject to adjustment for changing price indices. The lease expiring in February 2006 requires adjustments to the base rent after two years for changing price indices with a maximum annual increase of five percent and includes an option to renew for two consecutive five-year terms. The lease expiring in May 2006 for a supermarket branch office has contingent monthly rental payments based on a customer count up to a maximum of $2,030 per month and 15,000 customers and is not subject to future decreases once this maximum is reached. The Bank has reached this maximum as of December 31, 1996. This lease also contains an option to renew for two consecutive five-year terms.

As of December 31, 1996, future minimum lease payments under noncancelable operating leases and sublease income are as follows (dollars in thousands):

                                       Lease          Sublease      Net Lease
                                     Commitment        Income       Commitment
Year ended December 31:
  1997                               $     82         $     4        $     78
  1998                                     78               0              78
  1999                                     78               0              78
  2000                                     79               0              79
  2001                                     79               0              79
  Thereafter                              325               0             325
                                     --------         -------        --------
Total minimum lease commitments      $    721         $     4        $    717



Rent expense for the years ended December 31, 1996, 1995 and 1994 totaled $94,000, $24,000 and $25,000, respectively. Sublease rental income was $14,000 in 1996, 1995 and 1994.

                        HUMBOLDT BANCORP AND SUBSIDIARY

                       December 31, 1996, 1995 and 1994


NOTE O--COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK: The Bank's financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, credit card arrangements and standby letters of credit. A summary of the Bank's commitments and contingent liabilities at December 31, is as follows (dollar in thousands):

                                               Contractual Amounts
                                             1996               1995

Commitments to extend credit              $ 30,068          $  20,365
Credit card arrangements                     5,033              2,872
Standby letters of credit                    3,399              1,104

Commitments to extend credit, credit card arrangements and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. The Bank's credit policies and procedures for credit commitments and financial guarantees are the same as those for extension of credit that are recorded on the balance sheet. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Bank.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.
Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, certificates of deposits and income-producing commercial properties. A portion of the undisbursed credit card arrangements were secured by deposit accounts at December 31, 1996.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. All letters of credit are short-term guarantees with no guarantees extending more than two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending facilities to customers.
The Bank holds assigned deposit accounts as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 1996 and 1995 varies from zero to 100%; the average amount collateralized is approximately 44% in 1996 and 68% in 1995. None of these letters of credit were utilized during 1996 or 1995.

                        HUMBOLDT BANCORP AND SUBSIDIARY

                       December 31, 1996, 1995 and 1994


NOTE O--COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

The Bank has not incurred any losses on its commitments in 1996, 1995 or 1994.

LEGAL PROCEEDINGS: The Bancorp is a party to claims and legal proceedings arising in the ordinary course of business. After taking into consideration information furnished by legal counsel to the Bancorp as to the current status of various claims and proceedings to which the Bancorp is a party, management is of the opinion that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on the financial position or results of operations of the Bancorp.


NOTE P--CONCENTRATIONS OF CREDIT RISK

Most of the Bank's business activity is with customers located within the State of California, primarily in Northern California. The economy of the Bank's primary service area is heavily dependent on the area's major industries which are timber, commercial fishing, agriculture and tourism. General economic conditions or natural disasters affecting the primary service area or its major industries could affect the ability of customers to repay loans and the value of real property used as collateral.

In addition to the concentrations of credit by type of loan as set forth in Note D, the Bank also has concentrations in out-of-area participation loans, motel loans and mini-storage unit loans. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers. The Bank, as a matter of policy, does not extend credit to any single borrower or group of related borrowers on a secured basis in excess of 25% of its unimpaired capital (shareholders' equity plus the allowance for loan and lease losses) and on an unsecured basis in excess of 15% of its unimpaired capital.

The Bank places its cash investments primarily in financial instruments backed by the U.S. Government and its agencies or by high quality financial institutions or corporations. At December 31, 1996 and 1995, approximately
34% and 32%, respectively, of the Bank's net worth was invested in federal funds sold to a Chicago bank. In addition, at December 31, 1995 the Bank had a required deposit in a federally insured bank in excess of federally insured limits by $900,000.


NOTE Q--REGULATORY MATTERS

Banking regulations limit the amount of cash dividends that may be paid without prior approval of the Bank's regulatory agency. Cash dividends are limited to the lesser of retained earnings, if any, or net income for the last three years, net of the amount of any other distributions made to shareholders during such periods. As of December 31, 1996, $2,060,000 was available for cash dividend distribution without prior approval.

                        HUMBOLDT BANCORP AND SUBSIDIARY

                       December 31, 1996, 1995 and 1994


NOTE Q--REGULATORY MATTERS (Continued)

The Bank is also required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. At December 31, 1996, the Bank is required to have minimum Tier 1 and total capital ratios of 6% and 10%, respectively. The Bank's actual ratios at that date were 11.35% and 12.60%, respectively. The Bank's leverage ratio at December 31, 1996 was 8.53%.


NOTE R--CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

A condensed balance sheet as of December 31, 1996 and the related condensed statement of operations and cash flows for the year then ended for Humboldt Bancorp (parent company only) are presented as follows (there was no parent company activity during 1995 and 1994):


                           Condensed Balance Sheet
                              December 31, 1996


Assets
  Cash                                                 $     104
  Other assets                                                17
  Investment in subsidiary                                19,118
                                                       ---------
                                                       $  19,118
                                                       =========

Stockholders' equity
  Common stock                                         $  17,179
  Retained earnings                                        2,060
                                                       ---------
                                                       $  19,239
                                                       =========


                        Condensed Statement of Operations
                          Year ended December 31, 1996



Income                                                 $        1
Expenses                                                       23
                                                       ----------
Loss before equity in income of subsidiary                   (22)
Equity in undistributed income of subsidiary                2,998
                                                       ----------
Net income                                             $    2,976
                                                       ==========

                        HUMBOLDT BANCORP AND SUBSIDIARY

                       December 31, 1996, 1995 and 1994


NOTE R--CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (Continued)


                      Condensed Statement of Cash Flows
                        Year ended December 31, 1996


Operating activities:
  Net income                                             $    2,976
  Adjustments to reconcile net incme to
    net cash used by operating activities:
  Equity in undistributed income of subsidiary               (2,998)
  Amortization                                                    4
  Increase in other assets                                      (21)
                                                         -----------
Net cash used by operating activities                           (39)

Financing activities:
  Proceeds from note payable                                     22
  Payments on note payable                                     (22)
  Cash paid for fractional shares                               (5)
  Issuance of common stock                                      148
                                                          ---------
Net cash provided by financing activities                       143
                                                          ---------
Net increase in cash and cash at end of year              $     104
                                                          =========

NOTE S--SUBSEQUENT EVENTS

BANCORP SUBSIDIARY: In January 1997, an application was filed with the regulatory agencies to establish a new subsidiary of the Bancorp, Humboldt Bank Nevada, which is to be formed as a limited purpose bank issuing secured credit cards nationwide. The Bank began issuing secured credit cards during 1996 until this new subsidiary is formed. These secured credit card balances totaled $753,000 at December 31, 1996.

BRANCH PURCHASE: During December 1996, the Bank entered into an agreement with First Nationwide Bank for the acquisition of its Garberville branch. The acquisition is subject to approval by the regulatory agencies. If approval is obtained, the branch will be acquired no later than May 31, 1997. The branch had total deposits of approximately $24 million and total loans of approximately $58,000 as of October 31, 1996. The Bank will pay to acquire the branch a negotiated premium based upon the aggregate amount of the deposits assumed. The Bank will also acquire fixtures and equipment with a net book value of approximately $81,000 and will assume a lease on the bank premises.

                        HUMBOLDT BANCORP AND SUBSIDIARY

                       December 31, 1996, 1995 and 1994


NOTE S--SUBSEQUENT EVENTS (Continued)

LEASING COMPANY: The Bank, along with another bank, have formed a California corporation, Bancorp Financial Services, for the purpose of operating an equipment leasing company. In January 1997, the Bank contributed capital totaling $2,000,000 for a 50% interest in this corporation.


NOTE T--FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet.
In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bancorp as a whole.

The estimated fair values of the Bancorp's financial instruments are as follows at December 31 (dollars in thousands):

                                                      1996                                  1995

                                                                 Estimated                              Estimated
                                              Carrying             Fair             Carrying              Fair
                                               Amount              Value             Amount               Value

Financial assets:
  Cash and due from banks                              $  10,247          $  10,247          $   7,281           $   7,281
  Interest-bearing deposits in other banks                    20                 20              1,120               1,120
  Federal funds sold                                       6,570              6,570              5,470               5,470
  Investment securities                                   39,933             39,933             53,875              53,875
  Loans and leases held for sale                              63                 63              1,880               1,897
  Loans and lease financing receivables, net             142,761            141,891            113,237             113,292
  Accrued interest receivable                              1,271              1,271              1,498               1,498
  Cash surrender value of life insurance                   4,583              4,583              2,150               2,150

Financial liabilities:
  Deposits                                               192,576            192,849            174,526             174,963
  Accrued interest payable                                   236                236                222                 222
  Long-term debt                                             775                775                787                 787

                        HUMBOLDT BANCORP AND SUBSIDIARY

                       December 31, 1996, 1995 and 1994


NOTE T--FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The carrying amounts in the preceding table are included in the balance sheet under the applicable captions.

The following methods and assumptions were used by the Bancorp in estimating its fair value disclosures for financial instruments:

      Cash and due from banks, interest-bearing deposits in other banks and federal funds sold: The carrying amount is a reasonable estimate of fair value.

      Investment securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying amount of accrued interest receivable approximates its fair value.

      Loans and leases held for sale: Fair values for loans and leases held for sale are based on quoted market prices or dealer quotes. If a quoted price is not available, fair value is estimated using quoted market prices for similar loans or leases.

      Loans and lease financing receivables, net: For variable-rate loans that reprice frequently and fixed rate loans that mature in the near future, with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other fixed rate loans are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The Bank's lease portfolio has relatively high fixed rates that usually do not fluctuate with market changes and, therefore, the carrying amount is a reasonable estimate of the fair value. Loan and lease fair value estimates include judgments regarding future expected loss experience and risk characteristics and are adjusted for the allowance for loan and lease losses. The carrying amount of accrued interest receivable approximates its fair value.

      Cash surrender value of life insurance: The carrying amount approximates its fair value.

      Deposits: The fair values disclosed for demand deposits (for example, interest-bearing checking accounts and passbook accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits. The carrying amount of accrued interest payable approximates fair value.

      Long-term debt: The fair value of long-term debt is estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar debt instruments.

                        HUMBOLDT BANCORP AND SUBSIDIARY

                       December 31, 1996, 1995 and 1994


NOTE T--FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

      Off-balance sheet instruments: Off-balance sheet commitments consist of commitments to extend credit, credit card arrangements and standby letters of credit. The contract or notional amounts of the Bank's financial instruments with off-balance-sheet risk are disclosed in Note
      O. Estimating the fair value of these financial instruments is not considered practicable due to the immateriality of the amounts of fees collected, which are used as a basis for calculating the fair value, on such instruments.