Form 10QSB
period 1997-03-31
HUMBOLDT BANCORP
filed 1997-05-15
CIK 1008554

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB
              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended:  MARCH 31, 1997


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

                                    95501
                                  (Zip Code)

                                (707) 445-3233
               (Issuer's telephone number, including area code)



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




Number of shares of common stock outstanding at March 31, 1997 is: 1,422,368

                       PART I  -  FINANCIAL INFORMATION

ITEM 1  - FINANCIAL STATEMENTS

The information required by Item 310(b) of Regulation S-B is attached hereto as Exhibit A.

ITEM 2  - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

On November 10, 1995, the shareholders of Humboldt Bank (the "Bank") approved a Plan of Reorganization by and between the Bank, Humboldt Merger Company and Humboldt Bancorp (the "Company") whereby the Bank became a wholly owned subsidiary of the Company. The reorganization became effective January 2, 1996. The sole business operation of the Company is conducted through its wholly owned subsidiary, Humboldt Bank. The following discussion, therefore, although presented on a consolidated basis, analyzes primarily the financial condition and results of operations of the Bank for the three month period ended March 31, 1997. Prior to 1996, the Bank filed its periodic reports under the Securities Exchange Act of 1934 with the Federal Reserve Board.

CHANGES IN FINANCIAL CONDITION

During the three month period ended March 31, 1997, deposits increased $7.2 million or 3.8% to $199.8 million. During the same period, gross loans increased $1.4 million or 1.0% to $147.1 million, as a result of an increase in real estate and consumer loans being partially offset by a decrease in municipal loans. Investment securities increased $1.6 million or 4.0% to $41.5 million. Excess liquidity during the period was invested in federal funds.

During the three month period ending March 31, 1997, past due and non-accrual loans decreased to $0.7 million (0.3% of total assets), compared with $2.4 million (1.1% of total assets) at December 31, 1996. The Bank's allowance for loan losses at March 31, 1997 was 1.6% of loans and leases which compared with 1.4% at December 31, 1996.

EARNINGS SUMMARY

Net income for the quarter ended March 31, 1997 was $634,000, or $0.41 per share, compared with net income of $865,000 or $0.57 per share in the same quarter a year ago. This apparent decline can be attributed to the decrease in realized gains on securities in 1997 ($26,000) when compared to the same period in 1996 ($589,000). Securities were sold in the first quarter of 1996 to support an increase in loans.

NET INTEREST INCOME

Total interest income increased $445,000 or 11.3% for the quarter ended March 31, 1997, as compared to the prior year. During the same period, interest expense increased $104,000 or 7.6%. Net interest income for the quarter ended March 31, 1997 was $2.9 million and $2.6 million for the quarter ended March 31, 1996. Average loans and leases as a percentage of average earning assets was 75.2% during the quarter ended March 31, 1997, compared to 73.9% a year earlier. The average balance of other earning assets as a percentage of average earning assets was 24.8% during the quarter ended March 31, 1997, compared to 26.1% a year earlier.

PROVISION FOR LOAN LOSSES

The Company maintains its allowance for loan losses at a level considered appropriate by management to provide for known and inherent risks in the loan portfolio. This consideration includes an evaluation of various factors affecting the collectability of loans, including current and projected economic conditions, past credit experience and a periodic review of the Company's loan portfolio. The Company recorded a net additional provision to the allowance for loan losses for the three month period ended March 31, 1997 of $206,000 compared to $240,000 for the same period in 1996. Loans charged off during the three month period totaled $48,000 in 1997 and $375,000 in 1996. Recoveries in the same period were $6,000 in 1997 and $120,000 in 1996.

On January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". The effect of adoption on the Company's financial statements was not material.

NON-INTEREST INCOME

Non-interest income consists of gain/loss on sale of loans and fixed assets, service charges on deposit accounts and other service charges, commissions and fees including Lease Department, Merchant BankCard Department and Issuing BankCard Department income. In the quarter ended March 31, 1997, income from these sources was $1.5 million, an increase of $453,000 from the same period in 1996. The increase was attributable primarily to increases in Merchant BankCard Department and Issuing BankCard Department income.

NON-INTEREST EXPENSE

Non-interest expenses increased $734,000 or 29.1% to $3.3 million for the quarter ended March 31, 1997, compared to the same period in 1996. The increase was due in part to increased personnel expenses, fixed asset expense and Issuing BankCard Department expense. During the quarter ended March 31, 1997, the Company had a total of 181 full-time equivalent employees, compared to 141 full-time equivalent employees during the same quarter a year earlier.

CAPITAL RESOURCES

Management seeks to maintain adequate capital to support anticipated asset growth and credit risks and to ensure that the Company meets all regulatory capital requirements.

The Company is required to maintain certain regulatory minimum capital ratios. The following table outlines these ratios at March 31, 1997:

                        REQUIRED MINIMUM    COMPANY'S ACTUAL

TIER 1                      6.00             11.58
TOTAL CAPITAL               10.00            12.83
LEVERAGE                    5.00             8.80

Future growth and earnings retention, as currently projected by management, are expected to provide for the maintenance of capital ratios in conformity with the requirements.

INCOME TAXES

The provision for income taxes was $326,000 for the quarter ended March 31, 1997, compared to $564,000 in the same quarter a year earlier. The provision is classified as current tax liability for interim reporting purposes. The tax rate was 40.0% for the quarter ended March 31, 1997, compared to 39.5% for the same quarter in 1996.

LIQUIDITY

The Company manages its liquidity to ensure that sufficient funds are available to meet loan commitments and deposit fluctuations. Primary sources of liquidity include cash and due from bank deposits, unpledged short-term U.S. Government securities and federal funds sold. The Bank's primary liquidity ratio, which is the ratio of liquid assets to total deposits, was 27.8% at March 31, 1997, and 26.4% at December 31, 1996.


                        PART II  -  OTHER INFORMATION


ITEM 1 -  LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings that would have a material adverse effect on its financial statements.


ITEM 2 -  CHANGES IN SECURITIES  -  NONE


ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES  -  NONE


ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On or about March 14, 1997, a Proxy Statement of Humboldt Bancorp was mailed to shareholders of record as of February 28, 1997 by the Board of Directors soliciting proxies for use at the Annual Meeting of Shareholders to be held on April 16, 1997. At the meeting the shareholders were asked to elect management's nominees for Directors (11), and to ratify the appointment of Richardson & Company as independent certified accountants. All eleven nominated Directors were elected and Richardson & Company were ratified as the Company's independent certified accountants.

ITEM 5 -  OTHER INFORMATION  -  NONE


ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

          Exhibit (27) - Financial Data Schedule






                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:     May 15, 1997        HUMBOLDT BANCORP


                              ALAN J. SMYTH
                              Alan J. Smyth
                              Senior Vice President & Chief Financial Officer



                              THEODORE S. MASON
                              Theodore S. Mason
                              President & Chief Executive Officer

                       Humboldt Bancorp and Subsidiary
                  Notes to Consolidated Financial Statements
                                March 31, 1997
                                 (Unaudited)


Note 1  -  Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Humboldt Bancorp and Subsidiary at March 31, 1997 and the results of operations for the three months then ended.

Certain information and footnote disclosures presented in the Company's annual financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the operating results through December 31, 1997.


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

At March 31, 1997, the Company's total recorded investment in impaired loans was $18,975.00 for which there is a related allowance for credit losses of $18,975.00 determined in accordance with these Statements.

The average recorded investment in the impaired loans during the three months ended March 31, 1997 was $23,213.00. The related amount of interest income recognized during the period that such loans were impaired was $854.12 and the amount of interest income recognized using a cash-basis method of accounting during the time within the period that the loans were impaired was $581.47.


Note 3  -  Consolidation

The consolidated financial statements include the accounts of Humboldt Bancorp
and its wholly-owned subsidiary,  Humboldt  Bank.   All  material intercompany
accounts and transactions have been eliminated in consolidation.


Note 4  -  Commitments

The Bank has outstanding performance letters of credit of $3.4 million at March 31, 1997.


Note 5  -  Net Income Per Common Share

Net income per share is calculated by using the weighted average common shares outstanding. The weighted average number of common shares used in computing the net income per common share for the period ending March 31, 1997 was 1,583,626 and for the period ending March 31, 1996 was 1,531,336.

HUMBOLDT  BANCORP AND SUBSIDIARY                                            CONSOLIDATED              CONSOLIDATED
CONSOLIDATED BALANCE SHEETS                                                 UNAUDITED                 AUDITED
                                                                            MARCH 31                  DECEMBER 31
                                                                            1997                      1996
IN THOUSANDS OF DOLLARS
ASSETS:
  Cash and due from banks                                                   $10,694                   $10,247
  Interest bearing deposits in banks                                             20                        20
  Federal funds sold                                                          9,760                     6,570
  Investment securities (at fair value of $41,547
  and $39,933,  respectively)                                                41,547                    39,933
  Loans held for sale                                                            40                        63
  Loans:
   Real estate-construction & land development                               20,939                    21,205
   Real estate-commercial and agriculture                                    62,675                    61,030
   Real estate-Family and Multifamily residential                            32,647                    31,456
   Commercial, Industrial and argicultural                                   21,366                    20,559
   Lease Financing                                                            3,196                     3,168
   Consumer loans                                                             5,943                     4,529
   State and political subdivisions                                               0                     2,875
   Other                                                                        301                       850
                                                                            -------                   -------
                                                                            147,067                   145,672
  Less: deferred loans fees                                                    (759)                     (765)
                                                                            -------                   -------
                                 Total loans                                146,308                   144,907
  Less: allowance for credit losses                                          (2,310)                   (2,146)
                                                                            -------                   -------
                                    Net loans                               143,998                   142,761
 Premises and equipment, net                                                  5,989                     6,064
 OREO                                                                           257                         0
 Investment in associated companies                                           1,984                         0
 Intangible Assets                                                              861                       933
 Other Assets                                                                 8,212                     8,147
                                                                            -------                   -------
                                 Total assets                              $223,362                  $214,738
                                                                            =======                   =======
LIABILITIES
 Deposits:
  Demand                                                                    $52,853                   $50,412
  Demand-Interest-bearing                                                    39,644                    41,511
  Time, $100,000 and over                                                    30,467                    26,432
  Other time                                                                 59,470                    57,951
  Savings                                                                    17,389                    16,270
                                                                            -------                   -------
                                                                            199,823                   192,576
Borrowed funds                                                                  772                       775
 Other liabilities                                                            2,533                     1,787
                                                                            -------                   -------
                                                                            203,128                   195,138
SHAREHOLDERS' EQUITY
 Preferred stock,no par value; 1,000,000
  shares authorized,none issued
 Common stock, no par value; 1,000,000 shares
  authorized, 1,422,368,Shares in 1997 and 1,266,509
  in 1996  issued and outstanding                                            17,275                    17,179
 Retained earnings                                                            2,694                     2,060
 Unrealized gain/loss                                                           265                       361
                                                                            -------                   -------
                   Total shareholders' equity                                20,234                    19,600
                                                                            -------                   -------
     Total liabilities & shareholders' equity                              $223,362                  $214,738
                                                                            =======                   =======
NOTE: HUMBOLDT BANCORP BECAME EFFECTIVE JANUARY 2 1996.

See notes to consolidated financial statements.

HUMBOLDT BANCORP
STATEMENT OF OPERATIONS
For the THREE months ended
MARCH 31, 1997  and 1996                                              UNAUDITED             UNAUDITED
IN THOUSANDS OF DOLLARS                                               MARCH 31              MARCH 31
                                                                      1997                  1996
                INTEREST INCOME
Interest and fees on loans                                            $3,716                $3,112
Interest on deposits in banks                                              2                    13
Interest & dividends on securities                                       560                   726
Interest on federal funds sold                                           108                    90
                                                                      ------                ------
Total Interest income                                                  4,386                 3,941

               INTEREST EXPENSE
Interest on demand deposits                                              232                   227
Interest on other savings deposits                                        77                    82
Interest on time deposits 100000+                                        354                   303
Interest on all other time deposits                                      801                   751
Interest on other borrowings                                              15                    12
                                                                       -----                ------
Total interest expense                                                 1,479                 1,375

Net interest income                                                    2,907                 2,566

Provision for loan losses                                                206                   240

              NON INTEREST INCOME
Service charges on deposit accts                                         213                   148
Other fee income                                                       1,357                   843
All other noninterest income                                             (81)                   45
                                                                       -----                 -----
Total Noninterest income                                               1,489                 1,036

Realized gain/loss on securities                                          26                   589

             NON INTEREST EXPENSE
Salaries & employee benefits                                           1,592                 1,292
Premises & fixed asset expense                                           534                   347
Other noninterest expense                                              1,130                   883
                                                                       -----                 -----
Total noninterest expense                                              3,256                 2,522

              INCOME BEFORE TAXES                                        960                 1,429
Applicable income taxes                                                 326                   564
                                                                       -----                 -----
                  NET INCOME                                            $634                  $865
                                                                       =====                 =====
                                                                       -----                 -----
       INCOME PER WEIGHTED AVERAGE SHARE                               $0.41                 $0.57
                                                                       =====                 =====

NOTE: HUMBOLDT BANCORP BECAME EFFECTIVE JANUARY 2 1996.

See notes to consolidated financial statements.

HUMBOLDT BANCORP
STATEMENT OF CASH FLOWS
For the three months ended March 31, 1997
IN THOUSANDS OF DOLLARS                                                CONSOLIDATED          CONSOLIDATED
                                                                       UNAUDITED             UNAUDITED
                                                                       MARCH 31              MARCH 31
                                                                       1997                  1996
OPERATING ACTIVITIES

Net income                                                                 634                   865
Adjustments to reconcile net income
to net cash provided by operating activities:
  Provision for loan loss                                                  206                   240
  Depreciation                                                             345                   190
  Amortization and other                                                   244                   191
  (Gain)/loss on sale of securities                                        (25)                 (589)
 Equity in loss/income of Associated company                                16                     0
  Net change in  other assets                                             (229)                 (219)
  Net change in other liabilities                                          746                   895
  Net change in loans held for sale                                         23                 1,508
 NET CASH PROVIDED BY OPERATING ACTIVITIES                               1,960                 3,081

INVESTING ACTIVITIES

Net change in interest-bearing deposits in banks                             0                   100
Federal funds sold, net                                                 (3,190)               (2,190)
Securities held-to-maturity
  Investment purchases                                                       0                     0
  Proceeds from maturities of investments                                    0                     0
  Proceeds from sale of investments                                          0                     0
Securities available-for-sale
  Investment purchases                                                  (7,721)               (9,776)
  Proceeds from maturities of investments                                1,738                 2,059
  Proceeds from sale of investments                                      4,058                19,673
Net change in loans                                                     (1,468)              (12,007)
Purchases of premises and equipment                                       (270)                 (167)
Investment in associated company                                        (2,000)                    0
NET CASH USED FOR INVESTING ACTIVITIES                                  (8,853)               (2,308)

FINANCING ACTIVITIES

Net change in deposits                                                   7,247                  (445)
Payments on borrowed funds                                                 (3)                    (3)
Stock options exercised                                                     96                     0
NET CASH PROVIDED BY FINANCING ACTIVITIES                                7,340                  (448)
NET CHANGE IN CASH AND CASH EQUIVALENTS                                    447                   325
Cash and due from banks
 at begining of period                                                  10,247                 7,281
  CASH AND DUE FROM BANKS
     AT END OF PERIOD                                                   10,694                 7,606

SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
  Interest                                                               1,472                 1,366
  Income Taxes                                                               0                     6
NON-CASH TRANSACTIONS:
  Unrealized holding losses on securities                                  453                  (806)
  Deferred income taxes on unrealized holding
   losses on securities                                                    188                   335
  Deposit liabilities assumed in exchange for assets
   acquired in connection with purchase of branches                          0                     0