Form 10QSB
period 1997-06-30
HUMBOLDT BANCORP
filed 1997-08-13
CIK 1008554

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                 FORM 10-QSB
              QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 1997


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




Number of shares of common stock outstanding at June 30, 1997 is: 1,576,542

                       PART I  -  FINANCIAL INFORMATION

ITEM 1  - FINANCIAL STATEMENTS

The information required by Rule 310(b) of Regulation S-B is attached hereto as Exhibit A.

ITEM 2  - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

On November 10, 1995, the shareholders of Humboldt Bank (the "Bank") approved a Plan of Reorganization by and between the Bank, Humboldt Merger Company and Humboldt Bancorp (the "Company") whereby the Bank became a wholly owned subsidiary of the Company. The reorganization became effective January 2, 1996. The sole business operation of the Company is conducted through its wholly owned subsidiary, Humboldt Bank and its subsidiary "Bancorp Financial Services". On January 2, 1997, the Bank invested two million dollars in Bancorp Financial Services, a Sacramento based small ticket leasing company which originates lease loans from five to one hundred thousand dollars on equipment, furniture, telephone systems, computer systems, etc. This operation is conducted on a 50-50 basis with Tehama Bank. The following discussion, therefore, although presented on a consolidated basis, analyzes primarily the financial condition and results of operations of the Bank and subsidiary for the six month period ended June 30, 1997. Previously, the Bank filed its periodic reports under the Securities Exchange Act of 1934 with the Federal Reserve Board.

GARBERVILLE BRANCH PURCHASE

On June 19, 1996, the Board of Directors of the Bank authorized management to enter into negotiations for the acquisition of the Garberville, California branch (the "CalFed Branch") previously owned and operated by California Federal Bank ("CalFed") of California. The Board of Directors voted final approval of the purchase on January 15, 1997 and the branch was acquired on May 9, 1997 directly from CalFed pursuant to an agreement dated December 6, 1996 between Humboldt Bank and CalFed (the "Agreement"). The branch had total deposits of approximately twenty-three million ($23,000,000.00) and total loans of approximately thirty-nine thousand ($39,000.00) at the time of acquisition. Under the terms of the Agreement, Humboldt Bank agreed to acquire the branch from CalFed for a deposit premium equal to 4.50% of total deposits on date of acquisition. In addition, the Bank purchased approximately thirty-six thousand dollars ($36,000.00) of fixed assets and the cash in the branch, approximately two hundred seventy-five thousand dollars ($275,000.00).

CHANGES IN FINANCIAL CONDITION

During the six month period ended June 30, 1997, deposits increased $35.3 million or 18.3% to $227.9 million primarily as the result of the Garberville Branch purchase of CalFed in May 1997. During the same period, loans increased $4.8 million or 3.2% to $149.7 million, primarily as a result of an increase in consumer loans and commercial, industrial and agricultural loans being partially offset by a decrease in construction and land development and commercial and agriculture loans secured by real estate. Investment securities increased $22.3 million or 55.7% to $62.2 million. Excess liquidity during the period was invested in federal funds.

During the six month period ending June 30, 1997, past due and non-accrual loans decreased to $2.0 million (0.8% of total assets), and compares with $2.4 million (1.1% of total assets) at December 31, 1996. The Bank's allowance for loan losses at June 30, 1997 was 1.6% of total loans, which compared with 1.5% at December 31, 1996.

EARNINGS SUMMARY

Net income for the six months ended June 30, 1997 was $1,336,000, or $0.75 per share, compared with net income of $1,459,000 or $0.87 per share in the same period a year ago. This apparent decline can be attributed to the fact that in the first six months of 1996, the realized gain on sale of securities was $624,000 compared to $46,000 for the same period in 1997. Securities were sold in the first quarter of 1996 to support an increase in loans.

NET INTEREST INCOME

Total interest income increased $1,179,000 or 14.8% for the six months ended June 30, 1997, as compared to the same period during the prior year. For the six months ended June 30, 1997, interest expense increased $430,000 or 15.8% as compared to the same period during the prior year. Net interest income for the six months ended June 30, 1997 was $6.0 million and $5.3 million for the six months ended June 30, 1996. Average loans and leases as a percentage of average earning assets was 72.8% during the six months ended June 30, 1997, compared to 71.0% a year earlier. The average balance of other earning assets as a percentage of average earning assets was 27.2% during the six months ended June 30, 1997, compared to 29.0% a year earlier.

PROVISION FOR LOAN LOSSES

The Company maintains its allowance for loan losses at a level considered appropriate by management to provide for known and inherent risks in the loan portfolio. This consideration includes an evaluation of various factors affecting the collectability of loans, including current and projected economic conditions, past credit experience and a periodic review of the Company's loan portfolio. The Company recorded an additional provision to the allowance for loan losses for the six month period ended June 30, 1997 of $350,000 compared to $463,000 for the same period in 1996. This small decrease was mainly due to a maturing loan portfolio and a reduction in the volume of bank classified loans. Loans charged off during the six month period totaled $105,000 in 1997 and $191,000 in 1996. Recoveries in the same period were $28,000 in 1997 and $20,000 in 1996.

On January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". The effect of adoption on the Company's financial statements was not material.

NON-INTEREST INCOME

Non-interest income consists of gain/loss on sale of loans, fixed assets and securities, service charges on deposit accounts, and other service charges, commissions and fees including Lease Department, Merchant BankCard Department and Issuing BankCard Department income. In the six months ended June 30, 1997, income from these sources was $3.4 million, an increase of $1.2 million from the same period in 1996. The increase was attributable primarily to increases in Merchant BankCard and Issuing BankCard Department income.

NON-INTEREST EXPENSE

Non-interest expenses increased $1.8 million or 35.2% to $7.1 million for the six months ended June 30, 1997, compared to the same period in 1996. The increase was due in part to increased personnel expenses, fixed asset expense, Merchant BankCard and Issuing BankCard Department expense. At June 30, 1997, the Company had a total of 187 full-time equivalent employees, compared to 157 full-time equivalent employees during the same period a year earlier.

CAPITAL RESOURCES

Management seeks to maintain adequate capital to support anticipated asset growth and credit risks and to ensure that the Company meets all regulatory capital requirements.

The Company is required to maintain certain regulatory minimum capital ratios. The following table outlines these ratios at June 30, 1997:

                      REQUIRED MINIMUM COMPANY'S ACTUAL

              TIER 1                      6.00%            10.69
              TOTAL CAPITAL              10.00%            11.94
              LEVERAGE                    5.00%             8.02

Future growth and earnings retention, as currently projected by management, are expected to provide for the maintenance of capital ratios in conformance with the requirements.

INCOME TAXES

The provision for income taxes was $729,000 for the six months ended June 30, 1997, compared to $908,000 in the same period a year earlier. The provision is classified as current tax liability for interim reporting purposes. The tax rate was 35.3% for the six months ended June 30, 1997,
compared to 38.4% for the same period in 1996.   This small reduction
was recommended by the Company's tax consultant.

LIQUIDITY

The Company manages its liquidity to ensure that sufficient funds are available to meet loan commitments and deposit fluctuations. Primary sources of liquidity include cash and due from bank deposits, unpledged short-term U.S. Government securities and federal funds sold. The Bank's primary liquidity ratio, which is the ratio of liquid assets to total deposits, was 34.5% at June 30, 1997, and 26.4% at December 31, 1996. The large increase can be attributed to the purchase of the Garberville office of CalFed in May 1997.


                     PART II  -  OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings that would have a material adverse effect on its financial statements.


ITEM 2 - CHANGES IN SECURITIES  -  NONE


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES  -  NONE


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On or about March 14, 1997, a Proxy Statement of Humboldt Bancorp was mailed to shareholders of record as of February 28, 1997 by the Board of Directors soliciting proxies for use at the Annual Meeting of Shareholders to be held on April 16, 1997. At the meeting the shareholders were asked to elect management's nominees for Directors (11), and to ratify the appointment of Richardson & Company as independent certified accountants. All eleven nominated Directors were elected and Richardson & Company was ratified as the Company's independent certified accountants. The results of the voting are as follows:

PROPOSAL #1 - Election of Directors

                        FOR ALL NOMINEES    WITHHOLD FROM ALL        AGAINST
                                                 NOMINEES

Ronald F. Angell         971,424 Shares        5,778 Shares              - 0 -
Myron T. Abrahamsen      971,424 Shares        5,778 Shares              - 0 -
Marguerite Dalianes      971,424 Shares        5,778 Shares              - 0 -
Francis A. Dutra         971,424 Shares        5,778 Shares              - 0 -
Gary L. Evans            971,424 Shares        5,778 Shares       5,209 Shares
Lawrence Francesconi     971,424 Shares        5,778 Shares              - 0 -
Clayton R. Janssen       971,424 Shares        5,778 Shares              - 0 -
Theodore S. Mason        971,424 Shares        5,778 Shares              - 0 -
John McBeth              971,424 Shares        5,778 Shares              - 0 -
Michael Renner           971,424 Shares        5,778 Shares         777 Shares
John R. Winzler          971,424 Shares        5,778 Shares       5,209 Shares

PROPOSAL #2 - Ratify the Appointment of Richardson & Company as Independent
              Certified Accountants

              FOR:            950,265 Shares
              AGAINST:             19 Shares
              ABSTAIN:         27,126 Shares



ITEM 5 - OTHER INFORMATION  -  NONE


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K  -  NONE

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.




Date:  August 12, 1997         HUMBOLDT BANCORP


                               ALAN J. SMYTH
                               ______________________________________
                               Alan J. Smyth
                               Senior Vice President & Chief Financial Officer



                               THEODORE S. MASON
                               ______________________________________
                               Theodore S. Mason
                               President & C.E.O.

HUMBOLDT BANCORP AND SUBSIDIARY             CONSOLIDATED             BANK ONLY
CONSOLIDATED BALANCE SHEETS                    UNAUDITED               AUDITED
(IN THOUSANDS OF DOLLARS)                       06/30/97              12/31/96

ASSETS:
  Cash and Due From Banks                         11,059               10,247
  Interest Bearing Deposits in Banks               3,020                   20
  Federal Funds Sold                              11,300                6,570
  Investment Securities (Market Value of
  $62,183 and $39,933 respectively)               62,183               39,933
  Loans Held For Sale                                229                   63
LOANS
  Real Estate-Construction & Land Development     20,226               21,205
  Real Estate-Commercial and Agriculture          59,949               61,030
  Real Estate-Family & Multifamily Residential    31,027               31,456
  Commercial, Industrial & Agriculture            27,023               20,559
  Lease Financing                                  3,318                3,168
  Consumer Loans                                   8,278                4,529
  State and Political Subdivisions                     0                2,875
  Other                                              465                  850
                                                 -------              -------
                                                 150,286              145,672
  Less:  Deferred Loan Fees                         <811>                <765>
                                                 -------              -------
     TOTAL LOANS                                 149,475              144,907
  Less:  Allowance For Credit Losses              <2,419>              <2,146>
                                                 -------              -------
     NET LOANS                                   147,056              142,761
  Premises and Equipment (net)                     5,917                6,064
  OREO                                                 0                    0
  Investment in associated companies                   0                    0
  Intangible Assets                                1,790                  933
  Other Assets                                    11,215                8,147
                                                 -------              -------
     TOTAL ASSETS                                253,769              214,738
                                                 =======              =======
LIABILITIES  (Deposits)
   Demand                                         58,203               50,412
   Demand-Interest Bearing                        43,950               41,511
   Time - $100,000 and over                       34,762               26,432
   Other Time                                     70,045               57,951
   Savings                                        20,919               16,270
                                                 -------              -------
                                                 227,879              192,576
   Borrowed Funds                                    768                  775
   Other Liabilities                               3,966                1,787
                                                 -------              -------
                                                 232,613              195,138
SHAREHOLDERS' EQUITY
   Preferred stock, no par value; 1,000,000 shares authorized, none issued

   Common stock, no par value; 1,000,000
   shares authorized, 1,576,542 shares
   in 1997 and 1,392,855 in 1996, issued
   and outstanding                                20,495               17,179
   Retained Earnings                                 279                2,060
   Unrealized Gain/Loss                              382                  361
                                                 -------              -------
     TOTAL SHAREHOLDERS' EQUITY                   21,156               19,600
                                                 -------              -------
     TOTAL LIABILITIES & SHAREHOLDERS' EQUITY    253,769              214,738
                                                 =======              =======

NOTE: Humboldt Bancorp became effective January 2, 1996; See notes to consolidated financial statements.

HUMBOLDT BANCORP STATEMENT OF
OPERATIONS For the three months
ended June 30, 1997 & 1996 (in                   UNAUDITED           UNAUDITED
thousands of dollars)                        JUNE 30, 1997       JUNE 30, 1996

INTEREST INCOME
  Interest and Fees on Loans                         3,889              3,386
  Interest on Deposits in Banks                         23                 13
  Interest & Dividends on Securities                   697                551
  Interest on Federal Funds Sold                       154                 79
                                                    ------             ------
  Total Interest Income:                             4,763              4,029

INTEREST EXPENSE
  Interest on Demand Deposits                           39                 42
  Interest on Other Savings Deposits                   277                263
  Interest on Time Deposits $100,000+                  411                297
  Interest on All Other Time Deposits                  891                727
  Interest on Other Borrowings                          49                 12
                                                    ------             ------
  Total Interest Expense:                            1,667              1,341

  Net Interest Income                                3,096              2,688

 Provision For Loan Losses                             144                223

NON-INTEREST INCOME
  Service Charges on Deposit Accounts                  277                156
  Other Fee Income                                   1,162                975
  All Other Non-interest Income                        511                 17
                                                    ------             ------
  Total Non-interest Income:                         1,950              1,148

  Realized Gain/Loss on Securities                      20                 35

NON-INTEREST EXPENSE
  Salaries & Employee Benefits                       1,655              1,367
  Premises & Fixed Asset Expense                       593                433
  Other Non-interest Expense                         1,569                910
                                                    ------             ------
  Total Non-interest Expense:                        3,817              2,710

INCOME BEFORE TAXES                                  1,105                938
  Applicable Income Taxes                              403                344
                                                    ------             ------
NET INCOME                                             702                594
                                                    ======             ======
INCOME PER SHARE                                     $0.39              $0.30
                                                    ======             ======


NOTE:  HUMBOLDT BANCORP BECAME EFFECTIVE JANUARY 2, 1996.
       *See notes to consolidated financial statements

HUMBOLDT BANCORP STATEMENT OF OPERATIONS
For the six months ended June 30, 1997          UNAUDITED            UNAUDITED
& 1996 (in thousands of dollars)            JUNE 30, 1997        JUNE 30, 1996
(in thousands of dollars)

INTEREST INCOME
  Interest and Fees on Loans                        7,605                6,498
  Interest on Deposits in Banks                        25                   26
  Interest & Dividends on Securities                1,257                1,277
  Interest on Federal Funds Sold                      262                  169
                                                   ------               ------
  Total Interest Income:                            9,149                7,970

INTEREST EXPENSE
  Interest on Demand Deposits                          78                   83
  Interest on Other Savings Deposits                  547                  531
  Interest on Time Deposits $100,000+                 765                  600
  Interest on All Other Time Deposits               1,692                1,478
  Interest on Other Borrowings                         64                   24
                                                   ------               ------
  Total Interest Expense:                           3,146                2,716

  Net Interest Income                               6,003                5,254

  Provision For Loan Losses                           350                  463

NON-INTEREST INCOME
  Service Charges on Deposit Accounts                 490                  304
  Other Fee Income                                  2,519                1,818
  All Other Non-interest Income                       430                   62
                                                   ------               ------
  Total Non-interest Income:                        3,439                2,184

  Realized Gain/Loss on Securities                     46                  624

NON-INTEREST EXPENSE
  Salaries & Employee Benefits                      3,247                2,659
  Premises & Fixed Asset Expense                    1,127                  780
  Other Non-interest Expense                        2,699                1,793
                                                   ------               ------
  Total Non-interest Expense:                       7,073                5,232

INCOME BEFORE TAXES                                 2,065                2,367
  Applicable Income Taxes                             729                  908
                                                   ------               ------
NET INCOME                                          1,336                1,459
                                                   ======               ======
INCOME PER SHARE                                    $0.75                $0.87
                                                   ======               ======

NOTE:  HUMBOLDT BANCORP BECAME EFFECTIVE JANUARY 2, 1996
       *See notes to consolidated financial statements

HUMBOLDT BANCORP STATEMENT OF CASH FLOWS      CONSOLIDATED           BANK ONLY
For the six months ended June 30, 1997 &         UNAUDITED           UNAUDITED
1996 (in thousands of dollars)               JUNE 30, 1997       JUNE 30, 1996

OPERATING ACTIVITIES
  Net Income - Adjustments to reconcile net
   income to net cash provided by operating
   activities:                                       1,336              1,459
     Provision for Loan Loss                           350                463
     Depreciation                                      728                424
     Amortization and Other                            575                434
     <Gain>/Loss on Sale of Securities                 <45>              <624>
  Equity in Loss/Income of Associated Company           44                  0
     Net Change in Other Assets                     <1,126>              <850>
     Net Change in Other Liabilities                 2,179                477
     Net Change in Loans Held for Sale                <166>               954
  NET CASH PROVIDED BY OPERATING ACTIVITIES          3,875              2,737

INVESTING ACTIVITIES
  Net Change in Interest-bearing Deposits in
   Banks                                            <3,000>               100
  Federal Funds Sold  (Net)                         <4,730>             2,600
  Securities Held-to-Maturity
    Investment Purchases                                 0                  0
    Proceeds From Maturities of Investments              0                  0
    Proceeds From Sale of Investments                    0                  0
  Securities Available-for-Sale
    Investment Purchases                           <32,276>            <9,820>
    Proceeds From Maturities of Investments          3,543              3,107
    Proceeds From Sale of Investments                6,172             22,725
  Net Change in Loans                               <4,607>           <21,110>
  Purchase of Premises and Equipment                  <545>              <949>
  Premium Paid on Deposits Purchased                <1,039>                 0
  Investment in Associated Company                  <2,000>                 0
  NET CASH USED FOR INVESTING ACTIVITIES           <38,482>            <3,347>

FINANCING ACTIVITIES
  Net Change in Deposits                            35,228              1,302
  Payments on Borrowed Funds                            <7>                <6>
  Stock Options Exercised                              203                  0
  Fractional Shares Purchased                           <5>                <5>
  NET CASH PROVIDED BY FINANCING ACTIVITIES         35,419              1,291
  NET CHANGE IN CASH AND CASH EQUIVALENTS              812                681
    Cash and Due From Banks at Beginning of Period  10,247              7,281
  CASH AND DUE FROM BANKS AT END OF PERIOD          11,059              7,962

SUPPLEMENTAL DISCLOSURES
  Cash Paid During the Period For:  Interest         2,997              2,700
                                    Income Taxes       422              1,769
NON-CASH TRANSACTIONS
  Unrealized Holding (Gain)Losses on Securities        <38>            <1,155>
  Deferred Income Taxes on unrealized holding
   losses on securities                                 16               <480>
  Deposit Liabilities assumed in exchange for
   assets acquired in connection with purchase
   of branches                                          75                  0
  Stock Dividend                                     3,113              2,179

                     HUMBOLDT BANCORP AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1997
                             (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Humboldt Bancorp and Subsidiary at June 30, 1997 and the results of operations for the six months then ended.

Certain information and footnote disclosures presented in the Company's annual financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-KSB. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the operating results through December 31, 1997.

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

At June 30, 1997, the Company's total recorded investment in impaired loans was $102,000 for which there is a related allowance for credit losses of $43,000 determined in accordance with these Statements.

The average recorded investment in the impaired loans during the six months ended June 30, 1997 was $98,000. The related amount of interest income recognized during the period that such loans were impaired was $2,000 and the amount of interest income recognized using a cash-basis method of accounting during the time within the period that the loans were impaired was $1,800.

NOTE  3 - CONSOLIDATION

The consolidated financial statements include the accounts of Humboldt Bancorp and its wholly-owned subsidiary, Humboldt Bank and subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.

NOTE  4 - COMMITMENTS

The Bank has outstanding performance letters of credit of $4.2 million at June 30, 1997.

NOTE  5 -  NET INCOME PER COMMON SHARE

Net income per share is calculated by using the weighted average common shares outstanding. The weighted average number of common shares used in computing the net income per common share for the period ending June 30, 1997 was 1,782,877 and for the period ending June 30, 1996 was 1,670,644.