Form 10QSB
period 1997-09-30
HUMBOLDT BANCORP
filed 1997-11-14
CIK 1008554

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB
              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended:  SEPTEMBER 30, 1997


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


Number  of shares of  common  stock  outstanding  at  September  30,  1997  is:
1,576,542

                       PART I  -  FINANCIAL INFORMATION

ITEM 1  -  FINANCIAL STATEMENTS

The information required by Rule 310(b) of Regulation S-B is attached hereto as Exhibit A.

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

On November 10, 1995, the shareholders of Humboldt Bank (the "Bank") approved a Plan of Reorganization by and between the Bank, Humboldt Merger Company and Humboldt Bancorp (the "Company") whereby the Bank became a wholly owned subsidiary of the Company. The reorganization became effective January 2, 1996. The sole business operation of the Company is conducted through its wholly owned subsidiary, Humboldt Bank and its subsidiary "Bancorp Financial Services". On January 2, 1997, the Bank invested two million dollars in Bancorp Financial Services, a Sacramento based small ticket leasing company which originates lease loans from five to one hundred thousand dollars on equipment, furniture, telephone systems, computer systems, etc. This operation is conducted on a 50-50 basis with Tehama Bank. The following discussion, therefore, although presented on a consolidated basis, analyzes primarily the financial condition and results of operations of the Bank and subsidiary for the nine month period ended September 30, 1997. Previously, the Bank filed its periodic reports under the Securities Exchange Act of 1934 with the Federal Reserve Board.

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

CHANGES IN FINANCIAL CONDITION

During the nine month period ended September 30, 1997, deposits increased $56.2 million or 29.2% to $248.8 million primarily as the result of the Garberville Branch purchase of CalFed in May 1997. During the same period, total loans increased $12.2 million or 8.4% to $157.1 million, primarily as a result of an increase in consumer loans and commercial, industrial and agricultural loans and construction and land development loans being partially offset by a decrease in family and multi-family residential loans. Investment securities increased $31.3 million or 78.3% to $71.2 million. Excess liquidity during the period was invested in federal funds.

During the nine month period ending September 30, 1997, past due and non-accrual loans increased to $2.5 million (0.9% of total assets), and compares with $2.4 million (1.1% of total assets) at December 31, 1996. The Bank's allowance for loan losses at September 30, 1997 was 1.4% of total loans, which compared with 1.5% at December 31, 1996.

EARNINGS SUMMARY

Net income for the nine months ended September 30, 1997 was $2,109,000, or $1.18 per share, compared with net income of $2,199,000 or $1.29 per share in the same period a year ago. This apparent decline can be attributed to the fact that in the first nine months of 1996, the realized gain on sale of securities was $627,000 compared to $102,000 for the same period in 1997. Securities were sold in the first quarter of 1996 to support an increase in loans.

NET INTEREST INCOME

Total interest income increased $2,290,000 or 18.8% for the nine months ended September 30, 1997, as compared to the same period during the prior year. For the nine months ended September 30, 1997, interest expense increased $870,000 or 21.2% as compared to the same period during the prior year. Net interest income for the nine months ended September 30, 1997 was $9.5 million, $8.1 million for the nine months ended September 30, 1996. Average loans and leases as a percentage of average earning assets was 69.8% during the nine months ended September 30, 1997, compared to 73.2% a year earlier. The average balance of other earning assets as a percentage of average earning assets was 30.2% during the nine months ended September 30, 1997, compared to 26.8% a year earlier.

PROVISION FOR LOAN LOSSES

The Company maintains its allowance for loan losses at a level considered appropriate by management to provide for known and inherent risks in the loan portfolio. This consideration includes an evaluation of various factors affecting the collectability of loans, including current and projected economic conditions, past credit experience and a periodic review of the Company's loan portfolio. The Company recorded a provision to the allowance for loan losses for the nine month period ended September 30, 1997 of $465,000 compared to $539,000 for the same period in 1996. This decrease was mainly due to a maturing loan portfolio and management's evaluation of the Bank's loan portfolio. Loans charged off during the nine month period totaled $423,000 in 1997 and $273,000 in 1996. Recoveries in the same period were $45,000 in 1997 and $111,000 in 1996.

On January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". The effect of adoption on the Company's financial statements was not material.

NON-INTEREST INCOME

Non-interest income consists of gain/loss on sale of loans, fixed assets and securities, service charges on deposit accounts, and other service charges, commissions and fees including Lease Department, Merchant BankCard Department and Issuing BankCard Department income. In the nine months ended September 30, 1997, income from these sources was $5.5 million, an increase of $1.9 million from the same period in 1996. The increase was attributable primarily to increases in Merchant BankCard, the Issuing BankCard Department and Lease Department income.

NON-INTEREST EXPENSE

Non-interest expenses increased $3.3 million or 40.3% to $11.4 million for the nine months ended September 30, 1997, compared to the same period in 1996. The increase was primarily due to increased personnel expenses, fixed asset expense, Merchant BankCard and Issuing BankCard Department expense. At September 30, 1997, the Company had a total of 193 full-time equivalent employees, compared to 161 full-time equivalent employees during the same period a year earlier.

CAPITAL RESOURCES

Management seeks to maintain adequate capital to support anticipated asset growth and credit risks and to ensure that the Company meets all regulatory capital requirements.

The Company is required to maintain certain regulatory minimum capital ratios. The following table outlines these ratios at September 30, 1997:

                        REQUIRED MINIMUM  COMPANY'S ACTUAL

TIER 1                        6.00%            10.58%
TOTAL CAPITAL                10.00%            11.76%
LEVERAGE                      5.00%             7.59%


Future growth and earnings retention, as currently projected by management, are expected to provide for the maintenance of capital ratios in conformance with the requirements.

INCOME TAXES

The provision for income taxes was $1,073,000 for the nine months ended September 30, 1997, compared to $1,381,000 in the same period a year earlier. The provision is classified as current tax liability for interim reporting purposes. The tax rate was 33.7% for the nine months ended September 30, 1997, compared to 38.6% for the same period in 1996. This small reduction was recommended by the Company's tax consultant.

LIQUIDITY

The Company manages its liquidity to ensure that sufficient funds are available to meet loan commitments and deposit fluctuations. Primary sources of liquidity include cash and due from bank deposits, unpledged short-term U.S. Government securities and federal funds sold. The Bank's primary liquidity ratio, which is the ratio of liquid assets to total deposits, was 37.1% at September 30, 1997, and 26.4% at December 31, 1996. The large increase can be attributed to the purchase of the Garberville office of CalFed in May 1997.

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



Date: November 14, 1997          HUMBOLDT BANCORP

                                 ALAN J. SMYTH
                                 ______________________________________
                                 Alan J. Smyth
                                 Senior Vice President & Chief Financial
                                 Officer


                                 THEODORE S. MASON
                                 ______________________________________
                                 Theodore S. Mason
                                 President & C.E.O.

HUMBOLDT BANCORP AND SUBSIDIARY                                CONSOLIDATED                 BANK ONLY
CONSOLIDATED BALANCE SHEETS                                      UNAUDITED                   AUDITED
(IN THOUSANDS OF DOLLARS)                                         09/30/97                   12/31/96
ASSETS:
 Cash and Due From Banks                                            18,082                   10,247
 Interest Bearing Deposits in Banks                                  3,020                       20
 Federal Funds Sold                                                 10,020                    6,570
 Investment Securities (Market Value of $71,212 and
   $39,933 respectively)                                            71,212                   39,933
Loans Held For Sale                                                    521                       63

LOANS
 Real Estate-Construction & Land Development                        24,261                   21,205
 Real Estate-Commercial and Agriculture                             60,077                   61,030
 Real Estate-Family & Multifamily Residential                       27,509                   31,456
 Commercial, Industrial & Agriculture                               27,857                   20,559
 Lease Financing                                                     5,268                    3,168
 Consumer Loans                                                     11,049                    4,529
 State and Political Subdivisions                                             0                    2,875
 Other                                                               1,880                      850
                                                                   157,901                  145,672
 Less:  Deferred Loan Fees                                            <811>                    <765>
  TOTAL LOANS                                                      157,090                  144,907
 Less:  Allowance For Credit Losses                                 <2,233>                  <2,146>
  NET LOANS                                                        154,857                  142,761
 Premises and Equipment (net)                                        5,621                    6,064
 Intangible Assets                                                   1,668                      933
 Other Assets                                                       11,092                    8,147
  TOTAL ASSETS                                                     276,093                  214,738

LIABILITIES  (Deposits)
 Demand                                                             66,337                   50,412
 Demand-Interest Bearing                                            51,631                   41,511
 Time - $100,000 and over                                           38,768                   26,432
 Other Time                                                         69,989                   57,951
 Savings                                                            22,094                   16,270
                                                                   248,819                  192,576
 Borrowed Funds                                                        765                      775
 Other Liabilities                                                   4,129                    1,787
                                                                   253,713                  195,138
SHAREHOLDERS' EQUITY
  Preferred stock, no par value; 1,000,000 shares
 authorized, none issued
 Common stock, no par value; 1,000,000 shares
 authorized, 1,576,542 shares in 1997 and
 1,392,855 in 1996, issued and outstanding                          20,609                   17,179
 Retained Earnings                                                   1,051                    2,060
 Unrealized Gain/Loss                                                  720                      361
  TOTAL SHAREHOLDERS' EQUITY                                        22,380                   19,600
  TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                         276,093                  214,738

NOTE:  Humboldt Bancorp became effective January 2, 1996.

HUMBOLDT BANCORP
STATEMENT OF OPERATIONS
For the three months ended June 30,         UNAUDITED           UNAUDITED
1997 & 1996                              SEPT. 30, 1997      SEPT. 30, 1996
(in thousands of dollars)

INTEREST INCOME
 Interest and Fees on Loans                         $4,150             $3,618
 Interest on Deposits in Banks                          46                 14
 Interest & Dividends on Securities                    932                522
 Interest on Federal Funds Sold                        220                 83
 Total Interest Income:                              5,348              4,237

INTEREST EXPENSE
 Interest on Demand Deposits                            43                 38
 Interest on Other Savings Deposits                    331                273
 Interest on Time Deposits $100,000+                   495                310
 Interest on All Other Time Deposits                   981                752
 Interest on Other Borrowings                          <3>                 12
 Total Interest Expense:                             1,847              1,385

 Net Interest Income                                 3,501              2,852

 Provision For Loan Losses                             115                 76

NON-INTEREST INCOME
 Service Charges on Deposit Accounts                   298                201
 Other Fee Income                                    1,444              1,128
 All Other Non-interest Income                         271                 23
 Total Non-interest Income:                          2,013              1,352

 Realized Gain/Loss on Securities                       56                  3

NON-INTEREST EXPENSE
 Salaries & Employee Benefits                        1,692              1,463
 Premises & Fixed Asset Expense                        641                496
 Other Non-interest Expense                          2,005                959
 Total Non-interest Expense:                         4,338              2,918

INCOME BEFORE TAXES                                  1,117              1,213
 Applicable Income Taxes                               344                473

NET INCOME                                             773                740

INCOME PER SHARE                                     $0.43              $0.42



NOTE:       HUMBOLDT BANCORP BECAME EFFECTIVE JANUARY 2, 1996.
            *See notes to consolidated financial statements

HUMBOLDT BANCORP
STATEMENT OF OPERATIONS
For the nine months ended Sept. 30,          UNAUDITED            UNAUDITED
1997 & 1996                               SEPT. 30, 1997       SEPT. 30, 1996
(in thousands of dollars)

INTEREST INCOME
 Interest and Fees on Loans                         $11,755              $10,116
 Interest on Deposits in Banks                           71                   40
 Interest & Dividends on Securities                   2,189                1,799
 Interest on Federal Funds Sold                         482                  252
 Total Interest Income:                              14,497               12,207

INTEREST EXPENSE
 Interest on Demand Deposits                            121                  121
 Interest on Other Savings Deposits                     878                  804
 Interest on Time Deposits $100,000+                  1,260                  910
 Interest on All Other Time Deposits                  2,673                2,230
 Interest on Other Borrowings                            39                   36
 Total Interest Expense:                              4,971                4,101

 Net Interest Income                                  9,526                8,106

 Provision For Loan Losses                              465                  539

NON-INTEREST INCOME
 Service Charges on Deposit Accounts                    788                  505
 Other Fee Income                                     3,963                2,946
 All Other Non-interest Income                          701                   85
 Total Non-interest Income:                           5,452                3,536

 Realized Gain/Loss on Securities                       102                  627

NON-INTEREST EXPENSE
 Salaries & Employee Benefits                         4,939                4,122
 Premises & Fixed Asset Expense                       1,768                1,276
 Other Non-interest Expense                           4,726                2,752
 Total Non-interest Expense:                         11,433                8,150

INCOME BEFORE TAXES                                   3,182                3,580
 Applicable Income Taxes                              1,073                1,381

NET INCOME                                            2,109                2,199

INCOME PER SHARE                                      $1.18                $1.29


NOTE: HUMBOLDT BANCORP BECAME EFFECTIVE JANUARY 2, 1996
      *See notes to consolidated financial statements

HUMBOLDT BANCORP STATEMENT OF CASH FLOWS
For the nine months ended September 30, 1997 & 1996
(in thousands of dollars)

                                                CONSOLIDATED         BANK ONLY
                                                  UNAUDITED          UNAUDITED
                                                SEPT. 30, 1997    SEPT. 30, 1996

OPERATING ACTIVITIES
 Net Income - Adjustments to reconcile net
  income to net cash provided by                    2,109                2,199
  operating activities:
 Provision for Loan Loss                              465                  539
 Depreciation                                       1,149                  712
 Amortization and Other                               949                  668
 <Gain>/Loss on Sale of Securities                   <102>                <627>
 Equity in Loss/Income of Associated Company           24                    0
 Net Change in Other Assets                        <1,224>                <932>
 Net Change in Other Liabilities                    2,456                1,059
 Net Change in Loans Held for Sale                   <458>                 956
NET CASH PROVIDED BY OPERATING ACTIVITIES           5,368                4,574

INVESTING ACTIVITIES
 Net Change in Interest-bearing Deposits in
  Banks                                            <3,000>                 100
 Federal Funds Sold (Net)                          <3,450>              <1,580>
  Investment Purchases                            <48,445>              <9,867>
  Proceeds From Maturities and Sale of
    Investments                                    17,238               26,610
 Net Change in Loans                              <12,523>             <27,905>
 Purchase of Premises and Equipment                  <670>              <1,511>
 Premium Paid on Deposits Purchased                <1,039>             <27,905>
 Investment in Associated Company                  <2,000>              <1,511>
NET CASH USED FOR INVESTING ACTIVITIES            <53,889>             <43,569>

FINANCING ACTIVITIES
 Net Change in Deposits                            56,168               11,958
 Payments on Borrowed Funds                           <10>                  <9>
 Stock Options Exercised and Stock Dividends          203                    0
 Fractional Shares Purchased                           <5>                  <5>
NET CASH PROVIDED BY FINANCING ACTIVITIES          56,356               11,944
NET CHANGE IN CASH AND CASH EQUIVALENTS             7,835              <27,051>
 Cash and Due From Banks at Beginning of Period    10,247                7,281
CASH AND DUE FROM BANKS AT END OF PERIOD           18,082              <19,770>

SUPPLEMENTAL DISCLOSURES
 Cash Paid During the Period For:  Interest         4,950                4,084
                                   Income Taxes     1,289                2,089
NON-CASH TRANSACTIONS
 Unrealized Holding (Gain)Losses on Securities     <1,233>              <1,036>
 Deferred Income Taxes on unrealized holding
   losses on securities                               512                  148
 Deposit Liabilities assumed in exchange for
   assets acquired in connection with purchase
   of branches                                         75                    0
 Stock Dividend                                     3,113                2,184

                       HUMBOLDT BANCORP AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                 (Unaudited)


NOTE 1  -  BASIS OF PRESENTATION

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Humboldt Bancorp and Subsidiary at September 30, 1997 and the results of operations for the nine months then ended.

Certain information and footnote disclosures presented in the Company's annual financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-KSB. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the operating results through December 31, 1997.

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

At September 30, 1997, the Company's total recorded investment in impaired loans was $80,000 for which there is a related allowance for credit losses of $53,000 determined in accordance with these Statements.

The average recorded investment in the impaired loans during the nine months ended September 30, 1997 was $81,000. The related amount of interest income recognized during the period that such loans were impaired was $8,000 and the amount of interest income recognized using a cash-basis method of accounting during the time within the period that the loans were impaired was $1,000.

NOTE 3  -  CONSOLIDATION

The consolidated financial statements include the accounts of Humboldt Bancorp and its wholly-owned subsidiary, Humboldt Bank and subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.

NOTE 4  -  COMMITMENTS

The Bank has outstanding performance letters of credit of $3.9 million at September 30, 1997.

NOTE 5  -  NET INCOME PER COMMON SHARE

Net income per share is calculated by using the weighted average common shares outstanding. The weighted average number of common shares used in computing the net income per common share for the period ending September 30, 1997 was 1,791,061 and for the period ending September 30, 1996 was 1,702,454.