Form 10KSB
period 1997-12-31
HUMBOLDT BANCORP
filed 1998-03-16
CIK 1008554

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
                ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the Fiscal Year Ended:  DECEMBER 31, 1997

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports);and 2) has been subject to such filing requirements for the past 90 days.

                       X Yes                 No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation 5(b), and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB.

Issuer's revenues for the most recent fiscal year were:           $28,162,000

Aggregate Market Value of the voting stock held by
non-affiliates of the registrant as of December 31, 1997:         $41,543,000

Number of shares of common stock outstanding at
December 31, 1997 is:                                               1,576,542

Documents incorporated by reference:   NONE

                   This report includes a total of 44 pages
                           Exhibit Index on page 43

                                    PART 1


ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL

On November 10, 1995, the shareholders of Humboldt Bank (the "Bank") approved a Plan of Reorganization by and between the Bank, Humboldt Merger Company and Humboldt Bancorp (the "Company") whereby the Bank became a wholly owned subsidiary of the Company. The reorganization became effective January 2, 1996. The sole business operation of the Company is conducted through its wholly owned subsidiary, Humboldt Bank. The following discussion, therefore, although presented on a consolidated basis, analyzes primarily the financial condition and results of operations of the Bank for the twelve month period ended December 31, 1997. Previously, the Bank filed its periodic reports under the Securities Exchange Act of 1934 with the Federal Reserve Board.

Humboldt Bank (the "Bank") was incorporated as a California state-licensed bank on March 13, 1989 and began its operations in the Eureka/Humboldt area of California on September 13, 1989. The Bank is a member of the Federal Reserve System ("FRS") and its deposits are insured to the maximum amount permitted by law by the Federal Deposit Insurance Corporation ("FDIC").

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

On June 15, 1994, the Board of Directors of the Bank authorized management to enter into negotiations for the acquisition of the Loleta, Willow Creek and Weaverville, California branches (the "U.S. Bank Branches") previously owned and operated by U.S. Bank of California ("U.S. Bank"). The Board of Directors voted final approval of the purchase on January 18, 1995 and the three branches were acquired on February 9, 1995 directly from U.S. Bank, pursuant to an agreement dated August 17, 1994 between Humboldt Bank and U.S. Bank (the "U.S. Bank Agreement"). The U.S. Bank Branches had total deposits of approximately $26 million and total loans of approximately $1.8 million at the time of acquisition.

Under the terms of the U.S. Bank Agreement, the Bank agreed to acquire the U.S. Bank Branches from U.S. Bank for a negotiated deposit premium based upon average deposits excluding all Public Fund accounts, all Jumbo accounts and interbranch accounts for the three (3) calendar months preceding the closing date.

On December 5, 1994 the Bank completed a stock offering by selling 185,715 shares of common stock at $14.00 per share totaling $2,600,000, less expenses incurred in the sale of $50,000 for a net capital infusion of $2,550,000. The funds were used to increase the Bank's capital levels and to facilitate the U.S. Bank Branch purchase at a cost of approximately $787,000.

On June 19, 1996, the Board of Directors authorized management to enter into negotiations for the acquisition of the Garberville, California Branch (the "Garberville Branch") previously owned and operated by First Nationwide Bank ("First Nationwide"). The Board of Directors voted final approval of the purchase on January 15, 1997 and the branch was acquired on May 9, 1997 directly from First Nationwide, pursuant to an agreement dated December 6, 1996 between Humboldt Bank and First Nationwide (the First Nationwide Agreement). The Garberville Branch had total deposits of approximately $22.9 million at the time of acquisition.

Under the terms of the First Nationwide Agreement, the Bank agreed to acquire the Garberville Branch from First Nationwide Bank for a negotiated deposit premium based upon the aggregate amount of the deposits assumed by Humboldt Bank on the closing date.

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

The principal office of the Bank is located at 701 Fifth Street, Eureka, California 95501, Phone (707) 445-3233. The Bank has branches at: 1360 Main Street, Fortuna, California 95540, Phone (707) 725-7474; 1063 G Street, Arcata, California 95521, Phone (707) 822-5165; 2095 Central Avenue, McKinleyville, California 95519, Phone (707) 839-3281; 358 Main Street, Loleta, California 95551, Phone (707) 733-5731; 39171 Highway 299, Willow Creek, California 95573,
Phone  (530)  629-2125; 409 Main Street, Weaverville, California  96093,  Phone
(530) 623-5576; a Supermarket Office at West Highway 299 & Martin Road, Weaverville, California 96093, Phone (530) 623-6733 and 915 Redwood Drive,

Suite D, Garberville, California 95542, Phone (707) 923-2745. The Bank has a Lease, SBA, Loan Supervision and Real Estate Department at 612 G Street, Eureka, California 95501, Phone (707) 269-3134 and a Merchant BankCard, Credit Card Issuing and Heritage Club Department at 605 K Street, Eureka, California 95501, Phone (707) 269-3207. The Bank has an Administration Department and Alternative Investment Department at 701 Fifth Street, 2nd Floor, Eureka, California 95501, Phone (707) 445-3233 as well as a Central Services Department and Data Processing Department in the basement at this location. The Bank leases premises at the following locations: 1) 555 H Street, Eureka,
California 95501, Phone 441-0223, to house the Cashier's Department; 2) 710 Fifth Street, Eureka, California 95501, to house the Statement Preparation Department; 3) 605 K Street, Eureka, California 95501, Phone (707) 269-3207 to house the Merchant Bankcard Department, the Credit Card Issuing Department and the Heritage Club; 4) 767 Redwood Drive, Garberville, California 95442 to house the Garberville Branch until the new Branch Office was ready for occupancy on December 15, 1997. This premises is currently available for sub-leasing; 5) 915 Redwood Drive, Suite D, Garberville, California 95440 to house the Garberville Branch; 6) West Highway 299 and Martin Road, Weaverville, California 96093 to house the Weaverville Supermarket Branch; 7) 523 Fifth Street, Eureka, California 95501 and has donated as a community service the use of this office to the Redwood Coast Dixieland Jazz Festival for the headquarters office.

BANCORP SUBSIDIARY

In January 1997, an application was filed with the regulatory agencies to establish a new subsidiary of the Bancorp, Humboldt Bank Nevada, which was to be formed as a limited purpose bank issuing secured credit cards. In late 1997, a decision was made, based upon economic factors, not to pursue the formation of this subsidiary at this time.

LEASE COMPANY SUBSIDIARY

In January 1997, the Bank contributed capital totaling $2,000,000.00 for a 50% interest in Bancorp Financial Services which makes small ticket lease loans. The dollar amount of each lease usually ranges from $10,000 to $100,000 and the term is approximately three to five years. At December 31, 1997, the Bank had recorded a gain on this investment of $22,448.

SAVINGS AND DEPOSIT ACTIVITIES

The Bank offers customary banking services such as personal and business checking, savings accounts, time certificates of deposit, IRA and Keogh accounts. Most of the Bank's deposits are obtained from commercial businesses, professionals and individuals with high income or net worth. At December 31, 1997, the Bank had a total of 39,572 accounts, consisting of demand deposit accounts with an average balance of approximately $8,015; savings with an average balance of approximately $2,192; time certificates of $100,000 or more with an average balance of approximately $165,890; and other time deposits with an average balance of approximately $18,168. The Bank has not obtained any deposits through deposit brokers and has no present intention of using brokered deposits as a source of funding. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Deposits".

LENDING ACTIVITIES

The Bank concentrates its lending activities in consumer loans, commercial loans, lease receivable loans, real estate construction loans and other forms of real estate loans made primarily to businesses and individuals; it has no foreign loans. The net loan portfolio as of December 31, 1997 totaled $157,464 million, which represented 61.7% of total deposits and 55.4% of total assets. The table below shows the mix of the loan portfolio.

                                 12/31/97                    12/31/96                   12/31/95
(DOLLARS IN THOUSANDS)            AMOUNT           %          AMOUNT           %         AMOUNT           %
 Commercial, Industrial & Ag      28,766         17.9%        20,559         14.1%       16,284         14.1%
 Real Estate-Construction &
   Land Dev                       20,165         12.6%        21,205         14.5%       15,874         13.7%
 Real Estate-Residential 1-5      27,205         16.9%        31,456         21.6%       21,156         18.3%
 Real Estate-Commercial & Ag      65,772         41.0%        61,030         41.9%       54,879         47.4%
 Lease Financing                   8,732         5.4%          3,168         2.2%         3,974         3.4%
 Consumer Loans                    9,502         5.9%          4,529         3.1%         3,395         2.9%
 State And Political Loans           0            0%           2,875         2.0%           0             0
 Other                              502          0.3%           850          0.6%          159          0.2%
 Total Gross Loans                160,644        100%         145,672        100%        115,721        100%
 Less Deferred Loan Fees           <809>                       (765)                      <616>
 Less Allowance For Loan
   Losses                          <2,371>                     (2,146)                    <1,868>
 Total Net Loans                  157,464                     142,761                    113,237
 Loans Held For Sale                48                          63                        1,880
 Total Loans And Leases           157,512                     142,824                    115,117

COMMERCIAL LOANS

As of December 31, 1997, the Bank had outstanding commercial, industrial and agricultural loans totaling $28.8 million, representing 17.9% of the Bank's gross loan portfolio. The Bank lends primarily to businesses and to professionals and other individuals located in the communities of Northern California. The Bank offers a variety of commercial lending services, including revolving lines of credit, working capital loans, equipment financing, letters of credit and inventory financing. Typically, commercial loans are floating rate obligations and are priced based on the Bank's reference rate.

Commercial loans are typically secured by several types of collateral, including qualifying accounts receivable, equipment, inventory, and real estate. No single commercial account customer accounted for more than 4.0% of total outstanding loans at December 31, 1997.

REAL ESTATE LOANS

As of December 31, 1997, the Bank had outstanding real estate secured construction and land development loans totaling $20.2 million, representing 12.6% of the Bank's gross loan portfolio. The Bank makes loans to finance construction of residential, commercial and industrial properties and to finance land development. At December 31, 1997, the Bank had outstanding real estate secured non-farm non-residential loans totaling $64.8 million and loans secured by farmland totaling $1.0 million. The Bank makes loans to owner occupied businesses for a variety of purposes including working capital, refinance, purchase, etc.

REAL ESTATE BANKING OPERATIONS

The  Bank  is  engaged  in  originating  real  estate secured loans for sale to
institutional investors in the secondary market.   The  Bank also generated fee
income by servicing mortgage loans.

LOAN ORIGINATION

The Bank's real estate secured loan origination activities have been focused on one-to-four family, owner-occupied residences in California. Underwriting criteria established by investors in adjustable and fixed rate single-family residential loans generally include the following: maturities of 15 to 30 years, a loan-to-value ratio no greater than 80%, the liquidity of the borrower's other assets, and the borrower's ability to service the debt out of income. Interest rates on adjustable rate loans are adjusted annually primarily on the basis of the One-Year Treasury Constant Maturity Index. Except for the amount of the loan, the underwriting standards of the investors generally conform to certain requirements established by the Federal National Mortgage Corporation ("FNMA"). Loans sold in the secondary market are generally secured by a first deed of trust. Real estate loans pending sale at December 31, 1997 totaled $48 thousand. The Bank may also elect, from time to time, to portfolio loans secured by single-family residences. The total of portfolio real estate loans was $4.5 million at December 31, 1997.

LOAN SERVICING

The Bank may retain the servicing on loans sold to institutional investors, thereby generating ongoing servicing revenues. The Bank's mortgage and SBA servicing portfolio was $123.2 million at December 31, 1997. Loan servicing includes collection and remitting loan payments, accounting for principal and interest, holding escrow (impound) funds for payment of taxes and insurance, making inspections as required of the mortgage premises, collecting amounts from delinquent mortgages, supervising foreclosures in the event of unremedied defaults, and generally administering the loans for investors to whom they have been sold. Management believes that the quality of its loan servicing capability is a factor which permits it to retain the servicing on loans it sells in the secondary market.

The Bank received fees for servicing mortgage  loans,  ranging  generally  from
 .250% to .375% per annum on the declining principal balances of the loans. The average service fee collected by the Bank was .250% for the year ended December 31, 1997. Servicing fees are collected and retained by the Bank out of monthly
mortgage  payments.   The Bank's servicing portfolio is subject to reduction by
reason of normal amortization and prepayment or liquidation of outstanding loans. Approximately 90.0% of the loans serviced by the Bank have outstanding balances of greater than $100,000, and approximately 10.0% are adjustable rate mortgages (ARMs).

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

                                                            DECEMBER 31, 1997
                                                            (In thousands)
Loan Servicing Portfolio:
Loans originated by the Bank and sold:                      $ 120.6 Million
Loans originated by the Bank but awaiting funding:          $  48.0 Thousand

The Bank also services a portfolio of SBA loans which is anticipated to increase during 1998.

SBA Loans originated and serviced by Bank:                  $   2.6 Million

For the most part, the SBA loans are tied to Prime and as a result they are not as subject to early payoff as a result of declining rates as are real estate loans.

LEASE RECEIVABLE LOANS

As of December 31, 1997, the Bank had outstanding Lease Receivable Loans totaling $8.7 million representing 5.4% of the Bank's Gross Loan Portfolio. The Bank makes Lease Receivable loans to finance credit card swipe machines and other small ticket leases. The dollar amount of each Lease usually range from under $2,000.00 to $100,000 and the term is approximately three to five years. The Bank may also generate leases which may be sold to other financial institutions on a non-recourse basis.

CONSUMER LOANS

As of December 31, 1997, consumer loans, including loans to individuals, dealer auto loans, business customers, credit cards and related plans, totaled $9.5 million, or 5.9%, of the Bank's gross loan portfolio. Loans to purchase automobiles were $1.3 million or 13.7%, dealer auto loans were $0.1 million or 1.0% and credit cards and related plans were $7.3 million or 76.9% of total consumer loans at December 31, 1997. The remainder includes mobile home and other personal loans totaling $0.8 million or 8.4%.

STATE AND POLITICAL LOANS

As of December 31, 1997, the Bank had no outstanding State and Political Subdivision Loans. The Bank previously has made loans to State and Political Subdivisions to finance equipment, water system improvements and purchase land for sewage treatment.

OTHER LOANS

As of December 31, 1997, the Bank had outstanding other loans totaling $0.5 million. These loans consist mainly of overdrafts of less than 30 days duration.

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

HUMAN RESOURCES

At December 31, 1997, the Bank employed a total of 209 full time equivalent employees, consisting of 74 salaried persons and 135 hourly persons.

COMPETITION

The Bank actively competes for all types of deposits and loans with other banks and financial institutions located in its service area. Increased deregulation of financial institutions has increased competition. Many of the Bank's competitors have greater financial resources and facilities than the Bank and may offer certain services, such as trust services, that the Bank does not presently offer. In addition, California legislation that became effective on January 1, 1991 permitted nationwide interstate banking on a reciprocal basis. The Bank believes that this legislation will further increase competition as out-of-state financial institutions enter the California market.

The Bank's strategy for meeting competition has been to maintain a sound capital base and liquidity position, employ experienced management, and concentrate on particular segments of the market, particularly businesses and professionals, by offering customers a degree of personal attention that, in the opinion of management, is not generally available through the Bank's larger competitors.

REGULATION OF HUMBOLDT BANCORP

The Company and the Bank are extensively regulated under both federal and state laws and regulations. These laws and regulations are primarily intended to protect depositors, not shareholders. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions at issue.

The Company is a registered bank holding company under the Bank Holding Company Act (BHC Act) and, as such, is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve Bank (FRB). Bank holding companies must file with the FRB an annual report and such additional reports as the FRB may require and are also subject to periodic examinations by the FRB. The Bank, as a California state-licensed bank, is subject to regulation, supervision, and periodic examination by the California Department of Financial Institutions (the "Department") and the Federal Deposit Insurance Corporation (FDIC). The Bank's deposits are insured by the FDIC to the maximum amount permitted by law, which is currently $100,000 per depositor in most cases. For this protection, the Bank pays a semi-annual assessment and is subject to the rules and regulations of the FDIC pertaining to deposit insurance and other matters.

The regulations of the FRB, the FDIC, and the Department govern most aspects of the Bank's business and operations, including, but not limited to, the scope of its business, investments, reserves against deposits, the nature and amount of any collateral for loans, the time of availability of deposited funds, the issuance of securities, the payment of dividends, bank expansion and bank activities, including real estate development and insurance activities, and the making of periodic reports. The Bank is also subject to the requirements and restrictions of various consumer laws and regulations. The FRB, the FDIC, and the Department have broad enforcement powers over depository institutions, including the power to prohibit a bank from engaging in business practices which are considered to be unsafe or unsound, to impose substantial fines and other civil and criminal penalties, to terminate deposit insurance, and to appoint a conservator or receiver under a variety of circumstances. For instance, if the Bank were to experience either significant loan losses or rapid growth in loans or deposits, or some other event resulting in a depletion or deterioration of the Bank's capital account, the shareholders might be compelled by federal banking authorities to invest additional capital in the Bank as necessary to return the Bank's capital account to a satisfactory level. The FRB also has broad enforcement powers over bank holding companies, including the power to impose substantial fines and other civil and criminal penalties.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the California legislature, and by various bank regulatory agencies. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Company or the Bank.

IMPACT OF ECONOMIC CONDITIONS AND MONETARY POLICIES

The earnings and growth of the Bank are and will be affected by general economic conditions, both domestic and international, and by the monetary and fiscal policies of the United States Government and its agencies, particularly the FRB. One function of the FRB is to regulate the money supply and the national supply of bank credit in order to mitigate recessionary and inflationary pressures. Among the instruments of monetary policy used to implement these objects are open market transactions in United States Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements held by depository institutions. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. However, the effect of such policies on the future business and earnings of the Bank cannot be accurately predicted.

RISK MANAGEMENT

Beginning in 1996, FRB examiners were instructed to assign a formal supervisory rating to the adequacy of an institution's risk management processes, including its internal controls. The five ratios are strong, satisfactory, fair, marginal, and unsatisfactory. The specific rating of risk management and internal controls will be given significant weight when evaluating management under the Bank (CAMEL) and Company (BOPEC) rating systems.

CAPITAL ADEQUACY GUIDELINES

The FRB has adopted risk-based capital requirements for member banks which require a minimum risk-based capital ratio of 8% (at least 4% in the form of Tier 1 Capital). "Tier 1" capital excludes goodwill and consists of common equity, non-cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries. "Tier 2" capital consists of cumulative and limited-life preferred stock, mandatory convertible securities, subordinated debt and, subject to certain limitations, allowance for loan losses. General loan loss reserves may make up no more than 1.25% of risk-weighted assets at year ended 1997. At December 31, 1997, the Bank's general loan loss reserves were 98.7% of risk weighted assets and thus 0% of the general loan loss reserve was not eligible for inclusion in Tier 2 capital.

The Bank's and the Company's Tier 1 risk based capital ratio at December 31, 1997 was 10.79% and 11.1%, respectively.

The requirements made regulatory capital requirements more sensitive to the differences in risk profiles among banking institutions, took off-balance sheet items into account when assessing capital adequacy and minimized disincentives to holding liquid low-risk assets. In addition, the requirements required some banking institutions to increase the level of their common shareholders' equity. The Bank's and the Company's risk-based capital ratio at December 31, 1997 was 12.0% and 12.3%, respectively.

In 1990, the FRB instituted minimum leverage ratio guidelines for state member banks. Effective January 1, 1991, capital leverage ratio guidelines replaced the FRB's total and primary capital guidelines for Banks which previously required the maintenance of a minimum total capital to total assets ratio of 6% and a minimum primary capital to assets ratio of 5.5%. The leverage ratio guidelines required maintenance of a minimum ratio of 3% Tier 1 capital to total assets for the most highly rated bank organizations. Institutions that were less highly rated, anticipating significant growth or subject to other significant risks were required to maintain capital levels ranging from 1% to 2% above the 3% minimum. At December 31, 1997, the Bank's leverage ratio was 7.4% and the Company's leverage ratio was 7.6%. The Company has not been advised by any regulatory agency that it is deficient with respect to the Tier 1 leverage ratio.

The Company does not presently expect compliance with the risk-based capital requirements or leverage guidelines to have a materially adverse effect upon the business of the Company. See "Management's Discussion and Analysis - Capital Resources."

RECENT LEGISLATION AND LEGISLATIVE PROPOSALS

Federal and state laws applicable to financial institutions have undergone significant changes in recent years. The most significant recent federal legislative enactment's are the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and the Riegle-Neal Community Development and Regulatory Improvement Act of 1994. Other legislation which has been or may be proposed to the Congress or the California Legislature and regulations which may be proposed by the FRB, the FDIC, and the Banking Department may affect the business of the Company and the Bank. It cannot be predicted whether any pending or proposed legislation or regulations will be adopted or the effect such legislation or regulations may have upon the business of the Company or the Bank.

On September 23, 1994, the President signed into law the Riegle Community Development and Regulatory Improvement Act of 1994 which covers a wide range of topics, including small business and commercial real estate loan securitization, money laundering, flood insurance, consumer home equity loan disclosure and protection, as well as the funding of community development projects and regulatory relief. On September 29, 1994, the President signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which eliminated many of the previously existing restrictions to interstate banking and branching. The Interstate Banking Act permits full nationwide interstate banking to adequately capitalized and adequately managed bank holding companies without regard to whether such transaction is expressly prohibited under the laws of the state. The Interstate Banking Act's branching provisions permit full nationwide interstate bank merger transactions to adequately capitalized and adequately managed banks.

On September 28, 1995, Governor Pete Wilson signed into law the Caldera, Weggeland, and Killea California Interstate Banking and Branching Act of 1995 (the "Caldera Weggeland Act"). The Caldera Weggeland Act, which became effective on October 2, 1995, opted into the Interstate Banking Act's bank branching provision, and adopted other provisions consistent with the Interstate Banking Act.

PENDING MATTERS

The Board of Directors, after due deliberation, made the decision that becoming a State non-member bank would provide the institution with greater strategic opportunities for expansion and customer services in the future. On December 3, 1997, the Bank made a formal application to the FDIC to convert from a state member bank to a state non-member bank. At that time, the FRB in San Francisco was notified of the Bank's intent. The Bank expects a favorable decision from the FDIC in early 1998. The Bank does not anticipate that this matter will have any impact upon the results of operations of the Bank.

On June 23, 1997, the FRB of San Francisco conducted a Consumer Compliance and Community Reinvestment Act Examination. The revised report of the FRB was issued on November 21, 1997 indicating that the Bank was rated "unsatisfactory" relative to consumer compliance, and "Needs to Improve" relative to the Community Reinvestment Act. The Bank has filed an appeal with the FRB of San Francisco contesting the Community Reinvestment Act rating of "Needs to Improve." The appeal is based mainly upon the misinterpretation of data by the examiners which resulted in a "Less than Satisfactory" rating. The hearing of the appeal will be completed during the first quarter of 1998. The Bank expects a favorable decision from the FRB in early 1998. The Bank does not anticipate that this matter will have any impact upon the results of operations of the Bank.

YEAR 2000 ISSUE

In late 1997, the Company formed a committee of senior company personnel to evaluate and make recommendations on the Year 2000 Issue. It is anticipated that the Assessment Phase, the Vendor, Customer and Employee Notification Phase, and the Vendor and Customer Application Review Phase will be completed during 1998. The testing of all systems which may affect the Company's operation will commence in late 1998 or early 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS NO. 125

In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 requires that, after a transfer of financial assets, an entity recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. SFAS No. 125 is intended to provide consistent standards by which a company may distinguish transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 applies to transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively--earlier or retroactive application is not permitted. Implementation of SFAS No. 125, beginning on January 1, 1997, did not have a significant effect on the financial condition or results of operations of the Company.

SFAS NO. 128

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which (i) replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS; (ii) requires dual presentation of basic and diluted EPS on the face of the consolidated statements of income regardless of whether basic and diluted EPS are the same; and (iii) requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS. Basic EPS excludes dilution of common stock equivalents and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. SFAS No. 128 requires restatement of all prior period EPS data presented.

SFAS NO. 129

In February 1997, the FASB also issued SFAS No. 129, "Disclosure of Information about Capital Structure." This pronouncement established standards for the disclosure of information about an entity's capital structure and is effective for financial statements issued for periods ending after December 15, 1997. The adoption of this pronouncement is expected to have no impact on the financial statements of the Company.

SFAS NO. 130

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 established standards for reporting and display of comprehensive income which is defined as the change in equity of a business enterprise during a period from nonowner sources. SFAS No. 130 is effective for years beginning after December 15, 1997 and requires reclassification of financial statements for all prior years presented. The adoption of SFAS No. 130 is expected to impact the presentation of financial information only.

SFAS NO. 131

In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires public companies to report financial and descriptive information about operating segments in annual financial statements and requires selected information about operating segments to be reported in interim financial reports issued to shareholders. Operating segment financial information is required to be reported on the basis that it is used internally for evaluating segment performance and allocation of resources. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires presentation of comparative information for prior periods presented. The adoption of SFAS No. 131 is expected to impact the way the Company reports information about its operations.


ITEM 2-DESCRIPTION OF PROPERTIES

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

On March 1, 1990, the Bank acquired a one-year option to lease a 2,440 square foot, one story office building for the proposed new site of the Fortuna Branch located at 1201 Main Street in Fortuna, California. The Bank originally acquired the option for an option price of $3,000 which was initially paid by the directors of the Bank who were subsequently reimbursed in full. The original lease, which was dated May 1, 1991, was for a period of three years, with an option to renew for an additional three years, with monthly lease payments of $900 for the first year, $1,000 for the second year, $1,100 for the third year. The building was previously used as a savings and loan. Under the terms of the lease, the lessor agreed to provide $10,000 toward leasehold improvements and would pay the taxes and insurance on the property. After deciding not to use the lease, on November 2, 1992, the Bank executed a sub-lease with Joseph and Lisa Barrote doing business as Bartow's Jewelry. The sub-lease originated on November 2, 1992 with lease payments of $900 per month from November 2, 1992 through April 30, 1993 and $1,000 per month for the period May 1, 1993 through April 30, 1994. On May 1, 1994, the Bank executed a modification agreement to extend the sub-lease with Joseph and Lisa Barrote doing business as Bartow's Jewelry. The modification to the agreement included that "the sub-lease shall commence on November 2, 1992 and shall end on the date on which the Master Lease terminates or on April 30, 1997, whichever is earlier" and "pursuant to Paragraph XXI of the Master Lease and Paragraph 3 of the sub-lease, the San Francisco Consumer Price Index for January 1, 1994 was $147.4, being an increase in the amount of 1.7% from January 1, 1993. Rent for the period May 1, 1994 through and including April 30, 1997 shall be $1,119". On April 30, 1997 the lease was terminated by mutual consent with the landlord, with the bank making a one time negotiated payment of $3,000 to cover the leasehold improvement mentioned above.

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

Also on August 2, 1993, the Bank purchased from the RTC a bank building located at 2095 Central Avenue, McKinleyville, California for the sum of $181,845. The building was previously occupied as a branch of the now defunct HomeFed Bank. The RTC claimed the McKinleyville facility as part of its HomeFed Bank regulatory settlement and then put the property up for sale. The Bank reviewed the advantages of the "available" McKinleyville facility and placed a bid to purchase the property that was accepted by the RTC. The purchase price of $181,845 was the negotiated sales price with the RTC. In addition, as part of the agreement with the RTC, the Bank purchased certain furniture and fixtures for the sum of $46,495 at Arcata and $46,105 at McKinleyville. These purchase prices of $46,495 and $46,105 respectively were the negotiated sales prices with the RTC.

On October 25, 1993, the Bank exercised a two year option to lease a 1,239 square foot, two story office building located at 528 Fifth Street, Eureka, California to house the Bank's Lease Department. The Lease commenced on November 1, 1993 and was for a period of two years with monthly lease payments of $900. The Lease also contained an option to renew the Lease for an additional five year term. The building was previously used as a jewelry store. The Bank elected not to exercise the option to renew and the lease terminated on November 1, 1995.

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

On June 21, 1994, the Bank purchased from the RTC a bank building located at 612 G Street, Eureka, California for the sum of $532,000 to serve as the location of the SBA, Lease and Loan Supervision Departments. The building was previously occupied as a branch of the now defunct HomeFed Bank. The RTC claimed the Eureka facility as part of its HomeFed regulatory settlement and then put the property up for sale. The Bank reviewed the advantages of the "available" Eureka facility and placed a bid to purchase the property at an auction held by the RTC and the RTC accepted the bid.

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

All of these properties were occupied as branches of U.S. Bank of California which offered them for sale pursuant to the Agreement dated August 17, 1994. The Bank reviewed the advantages of the "offered" branches and negotiated a sale price on each office which was accepted by U.S. Bank of California. In addition, certain fixtures and equipment were purchased upon completion of the acquisition of the three branches from U.S. Bank of California. The following table outlines the purchase price:

     a)  Loleta         $   2,940
     b)  Willow Creek   $  49,217
     c)  Weaverville    $  58,832
                        ---------
                        $ 110,989

On May 15, 1996, the Bank exercised a ten year option to lease 773 square feet in a Tops Sentry Market located at West Highway 299 and Martin Road, Weaverville, California, to house the Weaverville Supermarket Branch. The lease commenced on May 15, 1996 and was for a period of ten years with an initial monthly lease payment of $1,725, to increase to $2,030 per month when store customer count reaches 15,000. The rent at December 1, 1997 was $2,030 per month. The lease also contained an option to renew the lease for two additional five-year terms.

On March 1, 1996, the Bank exercised a ten year option to lease an approximately 10,000 square foot, single story office building located at 605 K Street, Eureka, California, to house the Bank's Heritage Club Department, the Merchant BankCard Department and the Credit Card Issuing Department. The lease commenced on March 1, 1996 and was for a period of ten years with a monthly lease payment of $4,500. The lease also contained an option to renew the lease for two additional five year terms.

On July 28, 1995, the Bank exercised a three year option to lease an approximately 1,600 square foot building located at 525 Fifth Street, Eureka, California. The lease commenced November 1, 1995 and was for a period of three years with a monthly lease payment of $600. The Bank has donated, as a community service, the use of this property to the Redwood Coast Dixieland Jazz Festival for their headquarters office.

On May 9, 1997, the Bank, as part of the "First Nationwide" Agreement assumed a lease on an approximately 1800 square foot building located at 767 Redwood Drive, Garberville, California to house the Garberville Branch. This property is at present vacant and the Bank is actively trying to sub-let the premises. This lease expires on July 1, 1999, and the Bank does not plan to exercise additional options.

On September 1, 1997, the Bank executed a ten year lease with Sentry III for an approximately 3,100 square foot building located at 915 Redwood Drive, Garberville, California to house the Garberville Branch. The lease commenced on September 1, 1997 and was for a period of ten years with an initial monthly lease payment of $2,550. The lease also contains two five year options to extend the lease.

On October 10, 1997, the Bank executed a one year lease with ReProp Investments, Inc. for office space of approximately 1945 square feet, located at 555 H Street, Suite B and C, Eureka, California to house the Cashiers Department. The lease commenced on October 13, 1997 and terminates on October 31, 1998 with a monthly lease payment of $1,945.

On November 28, 1997, the Bank executed a month to month lease with 1991 Rev Trust c/o Bob Gardner for office space of approximately 1100 square feet, located at 710 Fifth Street, Eureka, California. The building at December 31, 1997 was vacant. The lease commenced December 3, 1997 and is a month to month lease with a sixty day notice to terminate, and a monthly lease payment of $475.00.

Rental expense for all leases of premises was $128,000, $94,000 and $24,000 for the year ended December 31, 1997, 1996 and 1995 respectively. Rental income for all leases of premises was $65,000, $69,000, and $64,000 for the years ended December 31, 1997, 1996 and 1995, respectively.


ITEM 3-LEGAL PROCEEDINGS

The Company is a party to claims and legal proceedings arising in the ordinary course of business. After taking into consideration information furnished by legal counsel to the Company as to the current status of various claims and proceedings to which the Company is a party, management is of the opinion that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on the financial position or results of operations of the Company.


ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None applicable.

                                    PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trades in the Company's common stock are made through Everen Securities, Inc., Sutro and Company (since July 1, 1997) and Paine Webber (since July 1, 1997), as intermediary. However, no established trading market exists for the
Company's common stock. The Company's common stock is not listed on any exchange nor the NASDAQ system, and the Company does not currently intend to seek such listing. In addition, the Company does not anticipate that an active market in the Company's common stock will develop in the foreseeable future. Prior to the effective date of the reorganization, Humboldt Bank's common stock was traded as outlined above.

For the year ended December 31, 1997, the Company was aware of only 51 trades of the Company's common stock totaling 104,932 shares of common stock. This compared with 5 trades totaling 2,342 shares of the Company's stock in the year ending December 31, 1996. Since all of those transactions were individually negotiated between the buyer and seller through Everen Securities, Inc., Sutro and Company, or Paine Webber as intermediary, the Company was not informed of the exact purchase price for the common stock sold in each of these transactions. The Company, however, was informed by Everen Securities, Inc., Sutro and Company, or Paine Webber of the high and low bid price for the common stock during the last two fiscal years as follows, but no assurances can be given that these high and low bid prices reflected the actual market value of the Company's common stock. In addition, the prices indicated reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions.

                                     NUMBER OF
 YEAR            QUARTER              TRADES        HIGH BID          LOW BID

-1996-      First Quarter                2           $17.00            $17.00
            Second Quarter (1)           0           $18.50            $15.38
            Third Quarter                0           $20.50            $19.50
            Fourth Quarter               3           $20.75            $20.50
-1997-      First Quarter                5           $23.00            $21.13
            Second Quarter (2)           8           $29.00            $23.00
            Third Quarter               23           $31.00            $27.50
            Fourth Quarter              15           $31.25            $29.00

(1) During the second quarter of 1996 the Company declared a 10% stock dividend.
(2) During the second quarter of 1997 the Company declared a 10% stock dividend.


As of December 31, 1997, the shares of the Company were held by approximately 582 shareholders compared to 586 shareholders as of December 31, 1996, not including those held in street name by several brokerage houses. As of December 31, 1997, 362,201 shares of the Company's common stock are subject to outstanding options. The Company is the sole shareholder of the one share of Bank stock.

The Bank distributed a 10% stock dividend on the common stock on April 5, 1995. The Company distributed a 10% stock dividend on the common stock on May 30, 1996 and 1997. Because there is no established trading market for the Company's common stock, the Company cannot determine the effect of the stock dividends on the market value of the stock. Neither the Bank nor the Company has ever declared a cash dividend on the common stock. Payments of future dividends will be subject to the discretion of the Board of Directors and will depend upon the Company's earnings, financial condition, capital requirements, regulatory requirements and such other factors as the Board of Directors deems appropriate.


ITEM 6-MANAGEMENT'S DISCUSSION AND ANALYSIS

SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data of the Bank and the Company for the years ended December 31, 1997, 1996 and 1995, respectively, and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and with the financial statements presented herein.

YEAR ENDED DECEMBER 31:                    - 1997 -      - 1996       - 1995 -
(DOLLARS IN THOUSANDS EXCEPT               COMPANY       COMPANY     BANK ONLY
 PER SHARE DATA)
Results of Operations:
  Interest Income                           20,053        16,562        15,241
  Interest Expense                           7,024         5,549         5,244
Net Interest Income:                        13,029        11,013         9,997
  Provision for Loan Losses                    773           533           792
  Other Income                               8,109         5,747         3,509
  Other Expense                             15,496        11,325         9,149
  Income Before Income Taxes                 4,869         4,902         3,565
  Provision for Income Taxes                 1,611         1,926         1,363
NET INCOME:                                  3,258         2,976         2,202
Per Share Data (1):
  Net Income                                 $2.08         $1.94         $1.44
  Net Income Assuming Dilution               $1.78         $1.70         $1.33
  Cash Dividend Declared                       n/a           n/a           n/a
  Book Value Per Share                      $14.94        $13.89        $11.33
  Weighted Average Shares Outstanding 1,569,498 1,533,071 1,528,913 Weighted Average Shares Outstanding-
     Diluted                             1,829,947     1,746,268     1,650,041
Balance Sheet at December 31:
  Assets                                   284,087       214,738       193,912
  Loans                                    157,512       142,824       115,118
  Deposits                                 255,186       192,576       174,526
  Shareholders' Equity                      23,554        19,600        16,934
Financial Ratios:
  Return on Average Assets                    1.15          1.48          1.22
  Return on Average Shareholders'
     Equity                                  14.50         16.96          9.80
   Average Shareholders' Equity
     to Average Assets                        7.93          8.80          8.37

(1) All share and share data have been retroactively adjusted to reflect stock dividends

The following discussion, although presented on a consolidated basis, analyzes primarily the financial condition and results of operations of the Bank for the twelve month period ended December 31, 1997. The 1995 financial condition and results of operations pertain only to the Bank. All should be read in conjunction with the Company's and the Bank's financial statements and notes presented herein.

SUMMARY OF OPERATIONS

The Company reported net income of $3,258,000 for the year ended December 31, 1997 compared to $2,976,000 for the year ended December 31, 1996. The increase in net income is attributable to an increase of $2,016,000 or 18.3% in net interest income, an increase in other non interest income of $2,362,000 or 41.1% and an increase in provision for loan losses of $240,000 or 45.0% from 1996. These increases were offset by an increase in other non interest expense of $4,171,000 or 36.8% and a decrease in provision for income taxes of $315,000 or 16.4%. The increase in net interest income is attributable to the substantial increase in earning assets and by a slight increase in the rate of interest earned on these assets. The increase in other non interest income is attributable to increases in service charges on deposit accounts, fees for customer services plus substantial increases in Lease Department, Merchant BankCard Department and Credit Card Issuing Department income which was offset in part by a decrease in gains on sale of loans and investments. The increase in other non interest expense is attributable to increases in salaries and employee benefits, net occupancy and equipment expenses, stationery and supplies, telephone expense, travel expense, postage expense, other outside service expense Credit Card Issuing Department and Merchant BankCard expenses which was offset in part by a decrease in FDIC expense and Data Processing expense. The increase in provision for loan losses is attributable to an increase in loans and to an increase in the provision for the Credit Card Issuing Department. The decrease in provision for income taxes is attributable to the increase in pre-tax income which was offset by the effect of deferred taxes. While pre-tax income increased the provision for income taxes decreased as a result of the Company taking advantage of some deferred tax benefits.

The Company reported net income of $2,976,000 for the year ended December 31, 1996 compared to $2,202,000 for the year ended December 31, 1995. The increase in net income is attributable to an increase of $1,016,000 or 10.2% in net interest income, an increase in other income of $2,238,000 or 63.8% and a decrease in provision for loan losses of $259,000 or 32.7% from 1995. These increases were offset by an increase in other expense of $2,176,000 or 23.8% and an increase in provision for income taxes of $563,000 or 41.3%. The increase in net interest income is attributable to the substantial increase in earning assets somewhat offset by a decrease in the rate of interest earned on these assets. The increase in other interest income is attributable to increases in service charges, fees for customer services plus substantial increases in Lease Department, Merchant BankCard Department and Credit Card Issuing Department income and in gains on sale of securities which was offset in part by a decrease in gains on sale of loans. The increase in other expense is attributable to increases in salaries and employee benefits, net occupancy and equipment expenses, stationery and supplies, FDIC expense, travel expense, Credit Card Issuing Department and Merchant BankCard expenses. The small decrease in provision for loan losses is attributable to a decrease in the provision for lease department loans based upon three years of experience of losses in this area and the increase in provision for income taxes is attributable to an increase in pre-tax income.

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

Net interest income for 1997 totaled $13,029,000 compared with $11,013,000 in 1996. The increase in interest income was attributable to a significant increase in earning assets somewhat offset by a slight decrease in interest rates. The yield on loans increased by 0.25% over the same period in 1996, and the yield on deposits increased 0.04%. The reference rate used by the Company to price a significant portion of its loan products was 8.5% at December 31, 1997, and at December 31, 1996. Total loans comprised 68.2% of average earning assets in 1997 compared with 73.1% in 1996.

Net interest income for 1996 totaled $11,013,000 compared with $9,997,000 in 1995. The increase in interest income was attributable to a significant increase in earning assets somewhat offset by a decrease in interest rates. The yield on loans decreased by 0.79% over the same period in 1995, and the yield on deposits decreased 0.14%. The reference rate used by the Company to price a significant portion of its loan products was 8.5% at December 31, 1996 and at December 31, 1995. The loan portfolio comprised 73.1% of average earning assets in 1996 compared with 62.5% in 1995.

Loan fees included in net interest income were $729,000 at December 31, 1997, $802,000 at December 31, 1996 and $755,000 at December 31, 1995.

The Company had no loans outstanding, the interest on which is considered tax exempt, at December 31, 1997, December 31, 1996 or December 31, 1995. During 1997 the Company had average outstanding loans in this category of $386,000 on which $21,000 was earned in interest.

Interest income may be analyzed by segregating the volume and rate components of interest income and interest expense. The following table sets forth an analysis of the increases and decreases in interest income and interest expense in terms of changes in average volume and average rates for the years ending December 31, 1997 and 1996.

              ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSES
                      INCREASE (DECREASE) DUE TO CHANGE IN
                                VOLUME AND RATE

                               1997 OVER 1996              1996 OVER 1995
INCREASE/DECREASE
IN INTEREST INCOME:
(DOLLARS IN THOUSANDS)    VOLUME   RATE    TOTAL       VOLUME   RATE    TOTAL

LOANS                      1,842    346    2,188        2,628   <246>   2,382
SECURITIES                   976     10      986         <919>    54     <865>
FED FUNDS SOLD               213     25      238         <201>    16     <185>
FED RESERVE STOCK            -0-    -0-      -0-            1      0        1
DUE FROM BANKS TIME           63     16       79          <13>     1      <12>
OTHER INTEREST               -0-    -0-      -0-            0      0        0
                           -----  -----    -----        -----   ----    -----
TOTAL INCREASE/DECREASE    3,094    397    3,491        1,496   <175>   1,321

INCREASE/DECREASE
   IN INTEREST EXPENSE:
NOW & SUPER NOW               29     <2>      27           <9>     0       <9>
SAVINGS                       73    <29>      44           13     <1>      12
MONEY MARKET                 114     87      201           74      2       76
CERTIFICATES OF DEPOSIT    1,106     95    1,201          225      1      226
BORROWED FUNDS                 3    -0-        3            0      0        0
OTHER                        <1>    -0-       <1>           0      0        0
                           -----  -----    -----        -----   ----    -----
TOTAL INCREASE/DECREASE    1,324    151    1,475          303      2      305

TOTAL CHANGE IN NET
   INTEREST INCOME         1,770    246    2,016        1,193   <177>   1,016


PROVISION FOR LOAN AND LEASE LOSSES

The provision for loan and lease losses which is charged to operations is based on the quality of the loan portfolio, the amount of net loan losses incurred and management's estimate of potential future losses based on an ongoing evaluation of the portfolio risk and economic conditions.

The provisions for loan and lease losses in 1997 was $773,000 compared with $533,000 in 1996 and $792,000 in 1995. The ratio of the allowance for loan and lease losses to total gross loans and leases equaled 1.48%, 1.48% and 1.61% at December 31, 1997, 1996 and 1995 respectively. The increase in the provision from 1996 to 1997 is attributable to an increase in loans and an increase in the provision for the Credit Card Issuing Department. The decrease in the provision from 1995 to 1996 was due to a decrease in provision for Lease Department loans based upon a three year analysis of lease losses in this department.

Net charge-offs were $548,000,  $255,000  and  $255,000  in 1997, 1996 and 1995
respectively.   These  amounts  represented  <0.36%>, <0.19%>  and  <0.25%>  of average loans outstanding.

NON-INTEREST INCOME

Non-interest income for 1997 totaled $8,109,000, an increase of $2,362,000 or 41.1% from $5,747,000 earned in 1996. Service charges on deposit accounts increased $591,000 or 83.4%, fees for customer services increased $2,626,000 or 61.3%, net investment securities gain/loss decreased by $576,000 or 85.0% and gain on sale of loans decreased by $279,000 or 372.0% from the prior year. The increases are attributable to the activities of the Lease, Merchant Bankcard, Credit Card Issuing and Alternative Investment Departments, plus increases in service charges on deposit accounts and fees for customer service. The decrease in gain on sale of loans is attributable in part to selling some portfolio loans at a loss. The decrease in gain on sale of investments is attributable to the selling of more investments in 1996 than 1997 to fund loans.

NON-INTEREST EXPENSE

Non-interest expense for 1997 totaled $15,496,000 an increase of $4,171,000 or 36.8% from 1996. Non-interest expense totaled $11,325,000, an increase of $2,176,000 or 23.8% from 1995. Salaries and employee benefits represented the single largest component of non-interest expense: $6,806,000 or 43.9% in 1997 and $5,592,000 or 49.4% in 1996. Full time equivalent employees numbered 209, 175 and 130 at December 31, 1997, 1996 and 1995 respectively.

Net occupancy and equipment expense increased $674,000 or 37.6% to $2,466,000 in 1997. This increase can be in part attributable to the purchase of an in-house computer system, a local area network and a wide area network as well as the purchase of furniture & fixtures and leasehold improvements at the Garberville Branch, the Merchant BankCard, Credit Card Issuing departments at 605 K Street, Eureka, California, the Cashiers Department at 555 H Street, Eureka, California and increased maintenance and repairs on older equipment.

Other expenses, excluding salaries and related benefits and net occupancy and equipment expenses, increased $2,283,000 or 57.9% in 1997 from 1996 and $702,000 or 21.7% in 1996 from 1995, primarily due to the increased growth of the Bank, the establishment of the Garberville Branch. and the purchase of three branches of U.S. Bank in Loleta, Willow Creek and Weaverville in early 1995. The following table summarizes the significant components of non-interest expense for 1997, 1996 and 1995.

                             NON-INTEREST EXPENSE

                                                DOLLAR       % DOLLAR        %
(DOLLARS IN                                     CHANGE  CHANGE CHANGE   CHANGE
THOUSANDS)          12/31/97 12/31/96 12/31/95    1997 VS 1996   1996  VS 1995

Salaries & Related
  Benefits             6,806    5,592    4,612   1,214    21.7    980    21.2%
Fixed Assets           2,466    1,792    1,298     674    37.6    494    38.1%
Prof. Services         1,342      693      503     649    93.7    190    37.8%
Credit Card Program    1,021      170      -0-     851   500.6    170   100.0%
Stationery, Supplies
  & Postage              887      542      492     345    63.7     50    10.2%
Intangible Expense       426      372      403      54    14.5    <31>   <7.7%>
Merchant Credit
  Card Program           822      434      384     388    89.4     50    13.0%
FDIC & Other Ins.        164      480      348    <316>  <65.8>   132    37.9%
Advertising & Dev.       507      364      314     143    39.3     50    15.9%
Telephone & Travel       478      424      267      54    12.7    157    58.8%
Data Processing/
  ATM Expense            170      199      174     <29>  <14.6>    25    14.4%
Other Expense            407      263      354     144    54.8    <91>  <25.7%>
                      ------   ------    -----   -----   -----  -----   -----
TOTAL:                15,496   11,325    9,149   4,171    36.8  2,176    23.8%

PROVISION FOR INCOME TAXES

The provision for income taxes totaled $1,611,000 in 1997, a decrease of $315,000 or 16.4% from 1996. The provision for income taxes in 1996 totaled $1,926,000 an increase of $563,000 or 41.3% from 1995. While pre-tax income increased, the provision for income tax decreased as a result of the Company taking advantage of some deferred tax benefits. The 1997 effective tax rate of 33.1% on reported income was below the expected statutory federal and state tax rate of 41.1% due to exemptions for Enterprise Zone loans for State Tax purposes, exemptions for Municipal Obligations for Federal purposes, Keyman Insurance and other temporary differences. The 1997 and 1996 effective tax rate on reported income varied from the expected statutory federal rate of 34.0% and the state franchise tax rate of 10.8% (net of the federal benefit) principally because of exemptions for Enterprise Zone loans for state tax purposes, exemptions for Municipal obligations for federal purposes and other temporary differences.

LOANS

The Company concentrates its lending activities in commercial, real estate construction, real estate related and consumer loans made almost exclusively to individuals and businesses within Northern California and lease receivables and credit cards throughout the nation. At December 31, 1997, the Company had total gross loans outstanding of $160.6 million and loans held for sale of $48 thousand. This represented 62.8% of total deposits and 56.5% of total assets of the Bank. At December 31, 1996, the Company had total gross loans outstanding of $145.7 million and loans held for sale of $63 thousand. This represented 75.7% of total deposits and 67.9% of total assets. At December 31, 1995, the Bank had total gross loans outstanding of $115.7 million and loans held for sale of $1.9 million. This represented 67.4% of total deposits and 60.6% of total assets.

The Company offers a variety of commercial lending services, including revolving lines of credit, working capital loans, equipment financing, letters of credit and inventory financing. Typically, commercial loans are floating rate obligations and are priced based on the Company's reference rate. The Company makes loans to finance the construction of residential, commercial and industrial properties and to finance land acquisition and development. The Company's single family real estate construction loans typically have maturities of up to nine months and are secured by deeds of trust and usually do not exceed 80% of the appraised value of the home to be built. Land development loans typically have maturities of twelve to twenty-four months; have a floating rate tied to the Company's reference rate; usually do not exceed 75% of the appraised value; are secured by a first deed of trust and, in the case of corporations, are personally guaranteed. When the total amount of a loan would otherwise exceed the Company's legal lending limit, the Company seeks other financial institutions to facilitate the extension of credit. Real estate construction and development loans as a percentage of total gross loans outstanding were 12.6% at December 31, 1997 compared to 14.5% at December 31, 1996 and 13.7% at December 31, 1995.

Risks associated with real estate construction and land development loans are generally considered to be higher than risks associated with other forms of lending in which commercial banks traditionally engage. The concentration in the real estate construction and land development loan portfolio has been on residential real estate construction loans. The California economy began to exhibit signs of recovery in 1996 and 1997 and sales of single-family residences exhibited a small upturn. While the Company is continuing to fund real estate construction and land development commitments, underwriting requirements continue to be conservative.

Real estate residential loans as a percentage of total gross loans outstanding were 16.9% at December 31, 1997, compared to 21.6% at December 31, 1996 and 18.3% at December 31, 1995. The decrease in residential real estate loans is attributable to the sale of portfolio loans during 1997. The increase in residential real estate loans in 1996 is attributable to a single-family residential loan promotion commenced in the last quarter of 1995.

Real estate commercial and agricultural loans as a percentage of total gross loans outstanding were 41.0% at December 31, 1997 compared to 41.9% at December 31, 1996 and 47.4% at December 31, 1995. The Company has entered into a number of SBA guaranteed loans and has loans where SBA has a second lien position. These loans are eligible for sale on the secondary market but the Company chose not to sell any of these loans in 1997, but could sell additional SBA loans in 1998 if economically justified.

Consumer loans include loans to individuals, business customers, dealer auto loans and credit card related plans. Automobile loans extended were $1.3 million or 13.7%, dealer auto loans were $0.1 million or 1.0%, other consumer loans were $0.8 million or 8.4%, and credit cards and related plans were $7.3 million or 76.9% of total consumer loans at December 31, 1997 compared to automobile loans of $1.5 million or 33.3%, dealer auto loans of $0.3 million or 6.7%, other consumer loans of $0.5 million or 11.1% and credit cards and related plans were $2.2 million or 48.9% at December 31, 1996 and automobile loans of $1.4 million or 41.2%, dealer auto loans of $0.6 million or 17.6%, other consumer loans of $0.2 million or 5.9%, and credit cards and related plans of $1.2 million or 35.3% at December 31, 1995. The other consumer loans include mobile home and other personal loans.

Lease financing loans as a percentage of total gross loans outstanding were 5.4% at December 31, 1997 compared to 2.2% at December 31, 1996 and 3.4% at December 31, 1995. The increase in Lease Receivable loans from 1997 compared to 1996 is mostly attributable to small ticket leases purchased in 1997 and the decrease in 1996 compared to 1995 is attributable to the fact that credit card swipe machine leases continue to be booked at a slower pace and the older portfolio is running off.

Loans held for sale totaled $48,000 at December 31, 1997, $63,000 at December 31, 1996 and $1,880,000 at December 31, 1995 and represent single-family residential mortgage loans originated by the Company. Loans are classified as held for sale when the Company is waiting to sell the loan in the secondary market to FNMA or PERS.

The following table sets forth certain trends in loans outstanding and the composition of the loan portfolio for 1997, 1996 and 1995.

                                    12/31/97                    12/31/96                   12/31/95
(DOLLARS IN THOUSANDS)                AMOUNT             %        AMOUNT            %        AMOUNT            %
Commercial, Industrial & Ag           28,766         17.9%        20,559        14.1%        16,284        14.1%
Real Estate-Const & Land Dev          20,165         12.6%        21,205        14.5%        15,874        13.7%
Real Estate-Residential 1-5           27,205         16.9%        31,456        21.6%        21,156        18.3%
Real Estate-Commercial & Ag           65,772         41.0%        61,030        41.9%        54,879        47.4%
Lease Financing                        8,732          5.4%         3,168         2.2%         3,974         3.4%
Consumer Loans                         9,502          5.9%         4,529         3.1%         3,396         2.9%
State & Political Loans                    0             0         2,875         2.0%             0            0
Other                                    502          0.3%           850         0.6%           159         0.2%
Total Gross Loans                    160,644          100%       145,672         100%       115,722         100%
Less Deferred Loan Fees                <809>                       <765>                      <616>
Less   Allowance   For   Loan        <2,371>                     <2,146>                    <1,868>
Losses
Total Net Loans                      157,464                     142,761                    113,238
Loans Held For Sale                       48                          63                      1,880
TOTAL LOANS AND LEASES               157,512                     142,824                    115,118


The table below summarizes the maturities and/or next repricing opportunities of the Company's loan portfolio as of December 31, 1997.

LOANS MATURING AND/OR             Closed End
REPRICING OPPORTUNITY              Loans 1-4           All Other
(DOLLARS IN THOUSANDS)         Single Family    Loans and Leases        Total
3 Months Or Less                           0              77,025       77,025
Over 3 Through 12 Months                 267              10,902       11,169
Over 1 Year Through 3 Years              307              23,962       24,269
Over 3 Years Through 5 Years           1,914              14,669       16,583
Over 5 Through 15 Years                  506              21,789       22,295
Over 15 Years                          8,109               1,194        9,303
TOTAL GROSS LOANS                     11,103             149,541      160,144

Commercial loan totals in the above table include numerous loans which are secured by deed of trust which, for regulatory purposes, are considered as Real Estate Loans and shown as such in the table on page 24 dealing with "loans outstanding and the composition of the loan portfolio" for 1997.

The Company's rollover policy is that all maturing loans are reviewed on a case-by-case basis, new financial statements are requested from the borrower and an in-depth credit analysis is performed after which the loan may be extended, renewed, restructured or demand made for payment in full depending upon the circumstances.

LOAN CONCENTRATIONS

At December 31, 1997, 1996 and 1995, the Company had no concentration of loans which exceeded 10% of total loans.

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

ANALYSIS OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES

The following table summarizes the changes in the allowance for loan and lease losses for the periods shown:

YEAR ENDED DECEMBER 31:
(Dollars in Thousands)                      - 1997 -      - 1996 -    - 1995 -
Balance At Beginning Of Period:              2,146         1,868       1,331
Charge-Offs:
Commercial, Industrial & Ag                   <193>         <122>        <11>
Real Estate-Commercial & Ag                      0             0           0
Real Estate-Residential 1-5                      0           <23>          0
Real Estate-Const & Land Dev                     0             0           0
Real Estate-Non-Farm/Non-Residential             0           <23>          0
Lease Financing                               <124>         <132>       <254>
Credit Cards                                  <475>            0           0
Consumer                                       <11>          <29>        <23>
Other                                           <7>          <45>        <30>
                                           -------       -------     -------
TOTAL:                                        <810>         <374>       <318>
Recoveries:
Commercial, Industrial & Ag                    129            78           9
Real Estate-Commercial & Ag                      0             0           0
Real Estate-Residential 1-5                      0             0           0
Real Estate-Const & Land Dev                     0             0           0
Real Estate-Non-Farm/Non-Residential             0             0           0
Lease Financing                                 34            34          49
Credit Cards                                    87             0           0
Consumer                                         9             5           4
Other                                            3             2           1
                                           -------       -------     -------
TOTAL:                                         262           119          63
Net Charge-Offs:                              <548>         <255>       <255>
Provision Charged To Operations                773           533         792
Balance At End Of Period                     2,371         2,146       1,868
Ratio Of Net Charge-Offs To Avg Loans        -0.36%        -0.19%      -0.25%
Average Loans                              151,814       134,289     103,103

Charge-offs for the three years ended December 31, 1997 were $1,502,000 of which $444,000 has been recovered.

NON-PERFORMING ASSETS

The Company's policy is to recognize interest income on an accrual basis unless the full collectability of principal and interest is uncertain. Loans that are delinquent 90 days or more, unless well secured and in the process of collection, are placed on a cash basis and previously accrued but uncollected interest is reversed against income. Thereafter, income is recognized only as it is collected in cash. Collectability is determined by considering the borrower's financial condition, cash flow, quality of management, the existence of collateral or guarantees and the state of the local economy.

The following table provides information with respect to all non-performing assets.

NON-PERFORMING ASSETS AT DECEMBER 31:
 (DOLLARS IN THOUSANDS)                - 1997 -         - 1996 -     - 1995 -

Loans 90 days or more past due
  and still accruing                      787              122          193
Non-accrual loans                         838              218          619
Restructured Loans
  30 days or more past due                 23                0           75
Lease Financing
  90 days or more past due                 56               37           68
Other Real Estate Owned                   148              233            0
Total Non-Performing Assets             1,852              610          955
Non-Performing Assets to Total
  Gross Loans Plus O.R.E.O.              1.15%            0.42%        0.83%


The increase in non-performing assets at December 31, 1997 compared to December 31, 1996 is attributable to an increase in non-accrual loans, an increase in lease financing loans which were awaiting charge-off at the January 1998 Board of Directors meeting, and loans 90 days or more past due and still accruing, partially offset by a decrease in O.R.E.O. The decrease in non-performing assets at December 31, 1996 compared to December 31, 1995 is due to a decrease in non-accrual loans offset in part by reductions in lease financing loans which were awaiting charge-off at the January 1997 Board of Directors meeting.

The table below shows the gross interest income that would have been recorded at December 31, 1997 if these loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if new for part of the period; and the amount of interest that was included in net income for the period.


                               1997               1996              1995
                           GROSS  INTEREST    GROSS  INTEREST   GROSS  INTEREST
(In Dollars)              INCOME    EARNED   INCOME    EARNED  INCOME    EARNED

Non-Accrual Loans        $68,100   $38,900  $22,400        0  $66,600         0
90 Days Past Due
  Restructured Loans           0         0        0        0        0         0
Other Real Estate Owned  $15,300         0  $27,400        0        0         0

The lease financing and other loans which were past due 90 days or more were all still accruing interest at their stated contract rate.

POTENTIAL PROBLEM LOANS

In management's opinion, other than the lease financing loans awaiting charge-off in January 1998, there are no loans past due and still accruing on December 31, 1997 that present significant exposure to the Company because they are all well secured and in process of collection. Of the $838,000 in non-accrual loans and $148,000 in O.R.E.O., management feels confident that $775,000 will eventually be collected.

At December 31, 1997 there are no loans or other interest bearing assets classified for regulatory purposes as loss, doubtful, substandard or special mention that (i) represent or resulted from trends or uncertainties which management anticipates could have a material impact on future operating results, liquidity or capital resources, or (ii) represented material credits or assets about which management had information that would cause serious doubt as to the ability of the borrower to comply with the repayment terms.

INVESTMENT PORTFOLIO

The Company invests excess funds in a variety of instruments in order to meet liquidity and profitability goals. A portion of available funds are invested in liquid investments such as overnight federal funds. The balance is invested in investment securities such as U.S. Treasury and Agency securities (including CMO's), tax-exempt municipal bonds, corporate bonds and Federal Reserve Bank, FHLB and FNMA stock, etc. See "Liquidity".

The composition of the investment portfolio is shown in the table below at book and market value. On November 16, 1995, a one-time change to the Bank's category allocation was permitted and the Bank elected to categorize all investments as "Available For Sale".

                          12/31/97          12/31/96         12/31/95
                              BOOK   MARKET     BOOK  MARKET     BOOK  MARKET
(DOLLARS IN THOUSANDS)       VALUE    VALUE    VALUE   VALUE    VALUE   VALUE
Us Treasury Securities-Afs   2,996    3,007    3,056   3,105   10,169  10,377
Us Treasury Securities-Htm       0        0        0       0        0       0
Us Govt Agencies-Afs             0        0    1,002   1,011    7,951   8,159
Us Govt Agencies-Htm             0        0        0       0        0       0
Coll Mort Obligations-Afs   62,433   63,114   23,331  23,562   21,955  22,481
Coll Mort Obligations-Htm        0        0        0       0        0       0
Municipal Securities-Afs    12,190   12,771   10,172  10,499   10,775  11,214
Municipal Securities-Htm         0        0        0       0        0       0
Federal Reserve Bank Stock     446      446      446     446      445     445
Corporate Bonds                  0        0        0       0        0       0
Other Securities-Afs           840      842    1,309   1,310    1,187   1,199
                            ------   ------   ------  ------   ------  ------
TOTAL:                      78,905   80,180   39,316  39,933   52,482  53,875
Mark To Market Analysis
Available For Sale (Afs     78,905   80,180   39,316  39,933   52,482  53,875
Held To Maturity (Htm)           0        0        0       0        0       0
                            ------   ------   ------  ------   ------  ------
TOTAL PORTFOLIO:            78,905   80,180   39,316  39,933   52,482  53,875
Unrealized Gain/Loss On
   Securities:
Available For Sale (Afs)     1,275               617            1,393
Held To Maturity (Htm)           0                 0                0
                            ------            ------           ------
TOTAL UNREALIZED
   GAIN/LOSS                 1,275               617            1,393




The   table  below  summarizes  the  maturities  of  the  Company's  investment securities as of December 31, 1997:

Available For Sale           U.S.                              Equity
Investments Maturing       Treas-      U.S.              Muni-  Secur-
(Dollars In Thousands)      uries  Agencies  C.M.O.'S   cipals  ities   Total

3 Months Or Less                0         0       771        0    664   1,435
Over 3 Through 12 Months        0         0     9,048      104    178   9,330
Over 1 Year Through 3
   Years                    3,007         0    19,200      292      0  22,499
Over 3 Through 5 Years          0         0    32,935    1,226      0  34,161
Over 5 Through 15 Years         0         0     1,160    6,381      0   7,541
Over 15 Years                   0         0         0    4,768    446   5,214
Total                       3,007         0    63,114   12,771  1,288  80,180
Unrealized Gain/Loss On
Available For Sale
  Investments
(Included in Figures Above     11         0       681      581      2   1,275


The table below summarizes the Company's investment securities by weighted average yield as of December 31, 1997.

                            U.S.       U.S.                          Equity
Weighted Average Yield   Treasuries  Agencies  C.M.O.'S Municipals Securities

3 Months Or Less              0.00%     0.00%     9.00%      0.00%      6.43%
Over 3 Through 12 Months      0.00%     0.00%     8.08%      7.99%      8.35%
Over 1 Year Through 3
  Years                       6.15%     0.00%     6.58%      7.45%      0.00%
Over 3 Through 5 Years        0.00%     0.00%     6.09%      8.07%      0.00%
Over 5 Through 15 Years       0.00%     0.00%     6.14%      7.82%      0.00%
Over 15 Years                 0.00%     0.00%     0.00%      7.67%      6.00%
Total Portfolio               6.15%     0.00%     6.56%      7.81%      6.54%

The yields shown for municipal securities and equity securities are calculated on a taxable equivalent basis.

The Company has followed an investment strategy since late 1994 of investing in well structured,  relatively short term collateralized mortgage obligations and longer term municipal  securities,  the later of which have a tendency to lower
the Company's income tax obligations.   At  December 31, 1997 the book value of
collateralized mortgage obligations totaled $62.4,  an  increase  of  $39.1  or
167.8%  from  December  31,  1996.   At  December  31,  1997  the book value of
municipal  investments  totaled $12.2 million, an increase of $2.0  million  or
19.6%  from  December  31, 1996.   These  increases  are  attributable  to  the
substantial increase in deposits.

At December 31, 1996 the book value of U.S. Treasuries totaled $3.1 million , a decrease of $7.1 million or 69.6% from December 31, 1995.  At December 31, 1996 the book value of U.S. Agencies  totaled  $1.0  million,  a  decrease  of  $7.0 million  or  87.5% from December 31, 1995.  At December 31, 1996 the book value of Collateralized  Mortgage  Obligations  totaled $23.3 million, an increase of
$1.3 million or 5.9% from December 31, 1995.   At  December  31,  1996 the book
value  of  Municipal  Investments  totaled  $10.2  million, a decrease of  $0.6 million or 5.6% from December 31, 1995.

These decreases are attributable to the large increase in loans which were only
partially  funded by the small increase in deposits.   The  small  increase  in
Collateralized  Mortgage  Obligations is attributable to the change in strategy mentioned above.


At December 31, 1997 the book value of the following issuer's securities exceeded ten percent of the Company's capital.

ISSUER                            BOOK VALUE                    MARKET VALUE
(Dollars in Thousands)
U.S. Treasury                          2,996                           3,007
FHLMC CMO's                           22,085                          22,206
GNMA CMO's                            12,086                          12,264
FNMA CMO's                            22,207                          22,478
FGFLMC CMO's                           4,090                           4,175

DEPOSITS

Deposits,  including  non-interest  bearing  demand  deposits,  increased $62.6
million  or 32.5% in 1997 to $255.2 million from $192.6 million in  1996.   The
table below  sets  forth  certain information regarding trends in the Company's deposits for 1997, and the Bank's deposits for 1996 and 1995.

DEPOSITS:              12/31/97            12/31/96           12/31/95
(Dollars in Thousands)   AMOUNT        %     AMOUNT        %    AMOUNT       %

Demand                   70,767    27.7%     50,412    26.2%    39,878   22.9%
NOW                      21,575     8.5%     16,476     8.6%    17,292    9.9%
Time-$100,000 and over   40,643    15.9%     26,432    13.7%    23,230   13.3%
Other Time               69,821    27.4%     57,951    30.1%    54,099   31.0%
Savings & Money Market   52,380    20.5%     41,305    21.4%    40,027   22.9%
TOTAL DEPOSITS:         255,186     100%    192,576     100%   174,526    100%


The table below indicates the average rates of interest paid on each deposit category.

                                   1997               1996              1995
Now Accounts                       0.99%              1.01%             1.07%
MMDA Accounts                      3.57%              3.20%             2.99%
Savings Accounts                   1.80%              1.98%             2.05%
Time Certificates of Deposit       5.45%              5.33%             5.31%


Time certificates of deposit over $100,000 constituted 15.9%, 13.7% and 13.3% of total deposits for 1997, 1996 and 1995 respectively. The Bank has never had brokered deposits and does not intend to seek such deposits. All public time certificates of deposit are from local government agencies located in Humboldt and Trinity Counties.



Time certificates of deposit at December 31, 1997 had the following schedule of maturities:

(DOLLARS IN THOUSANDS)                       $100,000+                 OTHERS
Three months or less                           17,831                  22,924
Over three months through twelve months        19,290                  36,615
Over one year through three years               3,410                   9,760
Over three years                                  112                     522
TOTAL:                                         40,643                  69,821


At  December  31,  1997,  certificates  of deposit over $100,000 totaling $37.1 million or 14.5% of total deposits were scheduled  to  mature  within one year.
At  December  31,  1996,  certificates of deposit over $100,000 totaling  $24.1 million or 12.5% of total deposits  were  scheduled  to mature within one year.
At  December  31,  1995, certificates of deposit over $100,000  totaling  $19.9 million or 11.4% of  total  deposits  were scheduled to mature within one year.
Although the Company has not experienced  seasonal  or  unusual fluctuations in this component of the deposit portfolio, management recognizes that these types of deposits may represent a greater risk of interest rate and volume volatility than small retail deposits.  Management believes that the  presumed  volatility
of   such   deposits  presents  an  acceptable  risk  and  withdrawal  of  such certificates  of  deposit  would  not  have  a material impact on the liquidity position of the Company.

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




The table below sets forth the distribution of repricing of the earning assets and interest-bearing liabilities for the respective periods at December 31, 1997.

ASSETS OR LIABILITIES       Due From
WHICH MATURE OR REPRICE        Banks         Fed Investments
(DOLLARS IN THOUSANDS)          Time       Funds   Ex Equity    Loans    Total

3 Months Or Less                  20       3,520         771   76,264   80,575
Over 3 Through 12 Months       3,000           0       9,152   11,169   23,321
Over 1 Year Through 3 Years        0           0      22,499   24,269   46,768
Over 3 Years Through 5 Years       0           0      34,161   16,583   50,744
Over 5 Through 15 Years            0           0       7,541   22,295   29,836
Over 15 Years                      0           0       4,768    9,303   14,071
                             =======     =======     =======  =======  =======
TOTAL ASSETS                   3,020       3,520      78,892  159,883  245,315

                                                        Time
                            Interest       MMDA,    Certifi-    Other
                             Bearing     Savings  cates Over Borrowed
                              Demand     & Other    $100,000    Funds    Total
Liabilities                                 Time
3 Months Or Less              21,575      75,304      17,831        0  114,710
Over 3 Through 12 Months           0      36,615      19,290        0   55,905
Over 1 Year Through 3 Years        0       9,760       3,410        0   13,170
Over 3 Years Through 5 Years       0         522         112    1,761    2,395
Over 5 Through 15 Years            0           0           0        0        0
Over 15 Years                      0           0           0        0        0
                             =======     =======     =======  =======  =======
TOTAL LIABILITIES             21,575     122,201      40,643    1,761  186,180
                             =======     =======     =======  =======  =======

Interest Rate Sensitivity Gap         Cumulative
3 Months Or Less             (34,135)   (34,135)
Over 3 Through 12 Months     (32,584)   (66,719)
Over 1 Year Through 3 Years   33,598    (33,121)
Over 3 Years Through 5 Years  48,349     15,228
Over 5 Through 15 Years       29,836     45,064
Over 15 Years                 14,071     59,135
                             =======    =======
TOTAL                         59,135
                             =======

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

The liquidity position  of  the  Company may be expressed as a ratio defined as cash, due from banks, Federal Funds  sold, interest bearing deposits and market value of available for sale securities,  divided by total deposits, less public
deposits.   Using  this  definition, at December  31,  1997,  the  Bank  had  a liquidity ratio of 38.1% compared  to  26.4%  at December 31, 1996 and 35.0% at
December 31, 1995.  The increase in liquidity at  December 31, 1997 compared to



December 31, 1996 is attributed to a substantial increase in deposits; the increase at December 31, 1996 compared to December 31, 1995 was attributed to the increase in deposits being invested in Available for Sale securities which appreciated significantly, rather than loans.

Part of the Company's normal lending  activity  involves  making commitments to extend credit.  One risk associated with the loan commitments  is the demand on the  Company's  liquidity  that  would result if a significant portion  of  the
commitments were unexpectedly funded  at  one  time.   The Company assesses the
likelihood of projected funding requirements by reviewing  historical patterns, current and forecasted economic conditions and individual client funding needs.
At December 31, 1997 the Company had $47.2 million in undisbursed  commitments.
Further,  management  maintains  unpledged U.S. Government securities that  are available to secure additional borrowings  in  the  form  of reverse repurchase
agreements.   At December 31, 1997, no U.S. Government Treasuries  or  Agencies
(at market value)  were  available  for reverse repurchase agreements, however, the Company had U.S. Government Agency CMO's (at market value) of approximately
$56.7 million which were unpledged.  Management believes that this provides the
Company with the necessary liquid assets to satisfy funding requirements in the
unlikely  event  of  substantially  higher   than  projected  customer  funding
requirements.

CAPITAL RESOURCES

Shareholders' equity increased to $23.6 million at December 31, 1997, an increase of $4.0 million or 20.4% compared with $19.6 million at December 31, 1996 which was an increase of $2.7 million or 16.0% compared with the $16.9 million at December 31, 1995. At December 31, 1996 and 1995, the Bank's risk-based capital ratio was 12.02% and 12.60% respectively. The following table sets forth the Company's actual regulatory capital position as of December 31, 1997.


RISK-BASED CAPITAL RATIOS
(DOLLARS IN THOUSANDS)                    AMOUNT                        RATIO
Tier 1 Capital                            21,264                       11.06%
Tier 1 Minimum Requirement                11,536                         6.0%
Excess (Shortfall)                         9,728                        5.06%
Total Capital                             23,635                       12.29%
Total Capital Minimum Requirement         19,227                       10.00%
Excess (Shortfall)                         4,408                        2.29%
Risk-Adjusted Assets                     192,273


At  December  31,  1997  the  Bank's leverage ratio was 7.38% and the Company's leverage ratio was 7.57%.  At December  31,  1996  and 1995 the Bank's leverage ratio was 8.53% and 7.64% respectively.  The Company  has  not  been advised by any regulatory agency that it is deficient with respect to the Tier  1 leverage
ratio.   Management  is  unaware  of  any current recommendations by regulatory authorities which, if implemented, would  have  a  material  adverse  impact on future operating results, liquidity of capital resources.

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


YEAR 2000 ISSUE

The Company formed a committee of senior company personnel in late 1997, who meet on a regular basis to evaluate and make recommendations on the Year 2000
Issue. It is anticipated that the Assessment Phase, the Vendor, Customer and Employee Notification Phase, and the Vendor and Customer Application Review
Phase will be completed during 1998. The testing of all systems which may affect the Company's operations will commence in late 1998 or early 1999.

The balance sheet of the Parent Company at December 31, 1997 contained the following items:

ASSETS:  (Dollars in Thousands)
  Cash On Deposit With Subsidiary                                        504
  Investment In Subsidiary Including Unrealized
  Holding Gains                                                       23,037
  Organizational Costs                                                    13
  Total Assets:                                                       23,554
CAPITAL:
  Common Stock                                                        20,495
  Capital Surplus                                                        114
  Retained Earnings                                                    2,200
  Net Unrealized Holding Gains (Losses)                                  745
  Total Capital:                                                      23,554
The Statement Of Income And Expense Of The Company
At December 31, 1997 Contained The Following Items:
INCOME:
  Stock Transfer Fees                                                      2
  Dividends From Subsidiary                                                0
  Total Income:                                                            2
EXPENSES:
  Miscellaneous                                                            7
  Stationery & Supplies                                                    4
  Legal Expense                                                           13
  Taxes Paid                                                            <106>
Income Before Undistributed Income Of Subsidiary:                         84
Equity In Undisbursed Income Of Subsidiary:                            3,174
Net Income:                                                            3,258

The Federal Reserve Bank regulations for bank holding companies require that net unrealized holding gains/(losses) be included in the balance sheet for the parent company under "Investment in Subsidiary" whereas the audited financial statements prepared by our Certified Public Accountants do not. The amount of unrealized gains in 1997 was $745,000.

The $2,000 in stock transfer fees was for fees charged relative to the transfer of  ownership  of  Bancorp Stock Certificates.  The miscellaneous  expenses  of
$7,000 relate to the  filing  fees  and  expenses  incurred with the 1997 proxy solicitation.  The stationery & supplies expense of  $4,000 relate to the write
down of the stationery and supply organizational expense.   The  legal expenses
of $13,000 relate to legal expenses incurred relative to the 1996  10K  and the
1997  Annual  Meeting.   The  tax  income of $106,000 relate a reimbursement of
taxes paid.  For additional information,  please  refer  to  the  1997  audited financial statements.


ITEM 7 -FINANCIAL STATEMENTS

Financial statements meeting the requirements of Item 310(a) of Regulation S-B are attached to this report.


ITEM  8  -CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING AND
FINANCIAL DISCLOSURE

During the three most recent fiscal years, neither the Company nor the Bank has changed accountants and neither the Company nor the Bank has had a disagreement with its accountants with respect to accounting principles or practices of financial statement disclosure.


                                   PART III


ITEM  9  -DIRECTORS,  EXECUTIVE  OFFICERS,   PROMOTERS   AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

BOARD OF DIRECTORS - Each of the Directors has served as a director of the Company and/or the Bank since the initial appointment of directors in September
1989 except Messrs. Francesconi and McBeth who were appointed in May 1991 and 1992 respectively, Marguerite Dalianes who was appointed in March 1992, Clayton
Janssen who was appointed in December 1993, Mike Renner who was appointed in November 1996 and James O. Johnson who was appointed in May 1997.

Each of the Directors has been elected to serve for the ensuing year and until his or her successor is elected and qualified at the annual stockholder meeting of Humboldt Bank and Humboldt Bancorp on May 21, 1998. The Directors, their ages and their principal occupations during the past five years are:

MYRON  T.  ABRAHAMSEN,  77, Retired Insurance Agent and  Broker  formerly  with
George Petersen & Associates.
RONALD F. ANGELL, 55, Attorney  and  Partner  with  the  firm of Roberts, Hill,
Calligan, Bragg, Feeney & Angell.
MARGUERITE DALIANES, 54, President of Dalianes Travel Service.
FRANCIS A. DUTRA, 67, Retired President of Dutra Trucking Company.
GARY  L. EVANS, 55, Certified Public Accountant associated  with  the  firm  of
Aalfs, Evans & Company.
LAWRENCE FRANCESCONI, 67, Retired Owner of Redwood Bootery.
CLAYTON  R. JANSSEN, 72, Attorney and Partner with the firm of Janssen, Malloy,
Needham, Morrison & Koshkin.
JAMES O. JOHNSON, 69, Owner, Jim Johnson Construction
THEODORE S.  MASON,  55,  President  and Chief Executive Officer of the Company
and/or Bank since March 1989.  Prior to  1989  Mr.  Mason  was  Manager  of the
Eureka Main Office of Bank of America for approximately five years.
JOHN MCBETH, 51, President of O & M Industries.
MIKE RENNER, 45, President of Renner Petroleum.
JOHN R. WINZLER, 67, Consulting Engineer and President of Winzler & Kelly.
(Note:   Directors Abrahamsen and Dutra decided not to seek re-election to  the
Board of Directors  and  the  Board  appointed Directors Vaissade and Thomas in early February, 1998.)

EXECUTIVE OFFICERS - The following are the names of the executive officers of the Company and/or the Bank and certain information concerning each of them:

THEODORE S. MASON, 55, President and Chief Executive  Officer  of  the  Company
and/or the Bank since its inception in 1989.
ALAN J. SMYTH, 64, Senior Vice President, Chief Financial Officer and Secretary
of the Company and/or the Bank since its inception in 1989.
RONALD  V.  BARKLEY,  61,  Senior  Vice President and Loan Administrator of the
Company and/or the Bank since its inception in 1989.
PAUL A. ZIEGLER, 39, Vice President  and  Chief  Administrative  Officer of the
Company and/or the Bank since January 1994.
(Note:  Richard Whitsell, 52, Vice President and Branch Administration  Officer
of  the  Company  and/or the Bank was appointed an Executive Officer in January
1998)


Pursuant to Section 16(a) of the Securities Exchange Act of 1934, all directors and officers have filed Forms 3, 4 and 5 in a timely manner, except for Director Johnson who inadvertently filed his initial Form 3 late.


ITEM 10 -EXECUTIVE COMPENSATION

The following tables set forth the cash and non-cash compensation paid for all services of the Chief Executive Officer, Theodore S. Mason, the Chief Financial
Officer,  Alan  J. Smyth, the Senior Loan Officer, Ronald V. Barkley,  and  the
Chief Administrative Officer, Paul A. Ziegler.

                                                     OTHER
                                                    ANNUAL   DEFERRED  OPTIONS
NAME                   YEAR     SALARY   BONUS(2)  COMP(3)    COMP(4)  GRANTED
Theodore S. Mason (1)  1997   $125,000   $170,990   $1,782   $125,000    2,000
Theodore S. Mason      1996   $105,000   $ 70,906   $1,658   $100,000    2,000
Theodore S. Mason      1995   $105,000   $ 52,001   $1,464   $ 60,000    3,000
Alan J. Smyth          1997   $ 85,000   $ 76,865   $2,107   $ 75,000    2,000
Alan J. Smyth          1996   $ 70,000   $ 68,017   $2,331   $ 50,000    1,000
Alan J. Smyth          1995   $ 70,000   $ 55,410   $2,506   $ 31,668      500
Ronald V. Barkley      1997   $ 85,000   $ 94,990   $1,882   $ 60,000    2,000
Ronald V. Barkley      1996   $ 70,000   $ 12,926   $2,250   $ 45,000    1,000
Ronald V. Barkley      1995   $ 70,000   $ 48,884   $1,750   $ 31,703      500
Paul A. Ziegler        1997   $ 77,000   $ 25,825   $  554       0.00    5,000
Paul A. Ziegler        1996   $ 70,000   $ 24,600   $  631       0.00    1,000
Paul A. Ziegler        1995   $ 55,070   $ 14,015   $  553       0.00      500


(1) Humboldt  Bank  entered into an employment agreement with Mr. Mason on May
1, 1989 whereby Mr. Mason  agreed  to  serve  as the Bank's President and Chief
Executive Officer, which Agreement was on December 10, 1996 extended for a third time to January 1, 2001. Under the terms of the Agreement, Mr. Mason is entitled to receive a base salary of $125,000.00 per year and an incentive bonus based on a percentage ranging from 4% to 2.5% of the Bank's pre-tax profits pursuant to an incentive bonus plan. During his term of employment, Mr. Mason may be reimbursed for travel, meals, entertainment expenses, service to charitable organizations, and membership in certain committees and other organizations. In addition, he is eligible for typical employee benefits such as paid vacation, sick leave, medical insurance and the use of an automobile owned by the Bank.

(2) Includes  amounts  paid  to  Mr.  Mason,  Mr.  Smyth, Mr. Barkley, and Mr.
Ziegler pursuant to the Bank's Incentive Bonus Plan.

(3) Includes amounts imputed to Mr. Mason, Mr. Smyth,  Mr.  Barkley,  and  Mr.
Ziegler as income for tax purposes pursuant to the Bank's automobile program and the Bank's life insurance program.

(4) Includes amounts of salary or bonus deferred by Mr. Mason, Mr. Smyth and Mr. Barkley pursuant to the Bank's Deferred Compensation Plan. The amounts in this column are not included in the Salary and Bonus columns.


BENEFIT PLANS

RETIREMENT PLAN:  The Bank has  a defined contribution retirement plan covering
substantially all of the Bank's employees.   Bank contributions to the plan are
made at the discretion of the Board of Directors in an amount not to exceed the maximum amount deductible under the profit sharing  plan  rules of the Internal
Revenue Service.  Employees may elect to have a portion of  their  compensation contributed  to the plan in conformity with the requirements of Section  401(k)
of the Internal  Revenue Code.  Salaries and employee benefits expense includes
Bank contributions to the plan of $134,000 during 1997 and $98,000 during 1996.

DIRECTOR FEE PLAN:  The Bancorp has adopted the Humboldt Bank Director Fee Plan
(the "Fee Plan").   The Fee Plan permits each Bank director to elect to receive his/her directors' fees  in  the  form  of  Company  common  stock,  cash, or a combination of Company common stock and cash, and to elect to defer the receipt
of  any of the foregoing until the end of his/her term as a Bank director.   If
deferral  is elected, the amount of the director's fees shall be credited to an account on  behalf  of the director, however, such crediting shall constitute a mere promise on the part of the Company to pay/distribute on this account.  The account is otherwise  unsecured,  unfunded and subject to the general claims of
creditors of the Bank and Company.   The  Fee Plan provides for the issuance of
up to 40,000 shares of Company common stock.   The amount of such fees deferred
in 1997 totaled $43,000.  At December 31, 1997,  the  liability for amounts due under this plan totaled $63,000, or approximately 2,671 shares of stock.

EMPLOYEE STOCK BONUS PLAN: The Company has an Employee Stock Bonus Plan which is funded annually at the sole discretion of the Board of Directors. Funds are invested in Company stock, when available, and is purchased at the current market price on behalf of all employees except the executive officers of the Bank. The compensation cost recognized for 1997 and 1996 was $20,000 each year.

POSTEMPLOYMENT  BENEFIT  PLANS  AND  LIFE  INSURANCE  POLICIES:   The Bank  has
purchased  single  premium  life  insurance  policies  in  connection with  the implementation  of  salary  continuation  and deferred compensation  plans  for certain key employees.  The policies provide  protection  against  the  adverse financial effects from the death of a key employee and provide income to offset expenses associated with the plans.  The specified employees are insured  under the  policies, but the Bank is the owner and beneficiary.  At December 31, 1997 and 1996,  the  cash  surrender  value  of these policies totaled approximately
$4,810,000 and $4,583,000 respectively.

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

At December 31, 1997 and 1996, liabilities recorded  for  the estimated present value of future salary continuation and deferred compensation  benefits totaled
approximately  $1,451,000  and  $932,000,  respectively.   Salary  continuation
benefits  may  be  paid  if termination is without cause or due to a change  in control  of  the  Bank.  Otherwise  no  benefits  are  paid  upon  termination.
Deferred compensation  is  vested  as to the amounts deferred.  In the event of death or under certain other circumstances,  the Bank is contingently liable to make future payments greater than the amounts  recorded  as liabilities.  Based on present circumstances, the Bank does not consider it probable  that  such  a contingent  liability  will  be  incurred or that in the event of death, such a liability would be material after consideration of life insurance benefits.

STOCK OPTION PLAN: The Company has a stock option plan under which incentive and nonstatutory stock options, as defined under the Internal Revenue Code, may be granted. Options representing 87,484 shares of the Company's issued and outstanding no par value common stock may be granted under the plan by the Board of Directors to directors, officers and key, full-time employees at an exercise price not less than the fair market value of the shares on the date of grant. Options representing shares of the Company's issued and outstanding common stock may be granted under the Humboldt Bank Stock Option Plan. Options may have an exercise period of not longer than 10 (ten) years and the options are subject to a graded vesting schedule of 33% per year for incentive stock options and 20% per year for nonstatutory stock options.

The following tables set forth the number of options granted to the Company's executive officers during 1997 and the number and value of unexercised options held by such executive officers as of the end of 1997.


                             OPTION GRANTS IN 1997
                                                                POTENTIAL
                              %                                 REALIZABLE
                           OF TOTAL                           VALUE AT ASSUMED
                            OPTIONS                            ANNUAL RATES
                            GRANTED  EXERCISE                 OF STOCK PRICE
                              TO      PRICE                    APPRECIATION
                   OPTIONS EMPLOYEES   PER     EXPIRATION       FOR OPTION
  NAME             GRANTED  IN 1997   SHARE      DATE           TERM 5%/10%

Theodore S. Mason   2000     6.3%     $19.77  Feb. 18, 2007  $24,860 / $63,020
Alan J. Smyth       1000     3.1%     $19.77  Feb. 18, 2007  $12,430 / $31,150
Alan J. Smyth       1000     3.1%     $30.25  Dec. 18, 2007  $19,020 / $48,210
Ronald V. Barkley   1000     3.1%     $19.77  Feb. 18, 2007  $12,430 / $31,150
Ronald V. Barkley   1000     3.1%     $30.25  Dec. 18, 2007  $19,020 / $48,210
Paul A. Ziegler     1000     3.1%     $19.77  Feb. 18, 2007  $12,430 / $31,150
Paul A. Ziegler     4000    12.5%     $30.25  Dec. 18, 2007  $76,080 / $192,840

                      AGGREGATED OPTION EXERCISES IN 1997

                                             NUMBER OF
                                           UNEXERCISED           VALUE OF
                     SHARES              OPTIONS AT YEAR-      UNEXERCISED
                    ACQUIRED                   END            IN-THE-MONEY
                       ON       VALUE     (EXERCISABLE/       (EXERCISABLE/
NAME                EXERCISE   REALIZED   UNEXERCISABLE)      UNEXERCISABLE)

Theodore S. Mason     -0-         -0-     60,473 / 5,144    $474,008 / $59,193
Alan J. Smyth         -0-         -0-     28,548 / 3,129    $224,149 / $65,063
Ronald V. Barkley     -0-         -0-     28,548 / 3,129    $224,149./ $65,063
Paul A. Ziegler       -0-         -0-      5,402 / 6,129    $53,737 / $155,813




ITEM 11 -SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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




The rest of this page is intentionally left blank.



SECURITIES OWNERSHIP OF MANAGEMENT

The following table compares,  as  of  December  31,  1997, the total number of shares issued (1,576,542) and options exercisable by March  1,  1998  (232,237)
and  percentage  of  shares  of Humboldt's outstanding Common Stock, which  are beneficially owned, directly or indirectly, by (a) each of Humboldt's directors and nominees for director; (b) the Chief Executive Officer of Humboldt and each of the Company's four executive officers other than the Chief Executive Officer
(the "named executive officers");  and  (c)  Humboldt's directors and the named
executive  officers  as  a  group.   The Company identifies  as  its  executive
officers the Chief Executive Officer,  the  Chief Financial Officer, the Senior
Loan Officer, and the Chief Administrative Officer  of Humboldt Bank who have a significant  impact  on  the overall direction of financial  reporting  of  the
Company.  The shares "beneficially  owned"  are determined under Securities and
Exchange Commission Rules, and do not necessarily  indicate  ownership  for any other purpose.  In general, beneficial ownership includes shares over which the indicated person has sole or shared voting or investment power and shares which he/she  has  the  right to acquire within 60 days of December 31, 1997.  Unless otherwise indicated,  the  persons listed have sole voting and investment power
over  the  shares  beneficially   owned.    Management  is  not  aware  of  any
arrangements which may, at a subsequent date,  result in a change of control of the Company.

                                            OPTIONS
                             SHARES     EXERCISABLE
                               HELD       BY 3/1/98         TOTAL           %

Myron T. Abrahamsen          13,143          13,506        26,649        1.47
Ronald F. Angell             17,217          13,365        30,582        1.69
Marguerite Dalianes           7,131          10,003        17,134        0.95
Francis A. Dutra             82,072           6,241        88,313        4.88
Gary L. Evans                14,352          18,196        32,548        1.80
Lawrence Francesconi         17,448           8,436        25,884        1.43
Clayton R. Janssen           10,663           8,194        18,857        1.04
James O. Johnson              5,280             200         5,480        0.30
John McBeth                  29,460           8,436        37,896        2.10
Michael Renner               11,039             640        11,679        0.65
John R. Winzler              22,233          18,196        40,429        2.24
Theodore S. Mason             6,252          62,013        68,265        3.77
Alan J. Smyth                     0          29,319        29,319        1.62
Ronald V. Barkley               166          29,319        29,485        1.63
Paul A. Ziegler                   0           6,173         6,173        0.34
TOTAL:                      236,456         232,237       468,693       25.91
 a) Directors Nominees      236,290         167,426       403,716       22.32
 b) Executive Officers          166          64,811        64,977        3.60
 c) Directors & Executive
    Officers                236,456         232,237       468,693       25.91


ITEM 12 -CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has and expects to have in the future, in the ordinary course of business, banking transactions with certain of its directors, officers, shareholders, and their associates, including transactions with corporations of which such persons are directors, officers or controlling shareholders. In the opinion of management, such transactions involving loans have been and will be entered into with such persons in accordance with applicable laws and (1) in the ordinary course of business, (2) on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and (3) on terms not involving  more  than the
normal  risk  of collectability or presenting other unfavorable features.   For
additional  reference   see   Note  "P"  of  the  Company's  Annual  Report  to
Shareholders prepared by Richardson & Company.



ITEM 13 -EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The exhibits below are filed or incorporated by reference as part of this report pursuant to Item 601 of Regulation S-B.

Exhibit                                                           Sequentially
Number     Exhibits                                              Numbered Page

 2.1       Plan of Reorganization and Merger Agreement*
 3.1       Articles of Incorporation*
 3.2       Bylaws*
 4.1       Copy of the Share Certificate for Common Shares*
10.1       Amended Employment Agreement with Theodore S. Mason*
10.2       Employment Agreement with Ronald V. Barkley*
10.3       Employment Agreement with Alan J. Smyth*
10.4       Employment Agreement with Paul A. Ziegler*
10.5       Humboldt Bancorp Stock Option Plan**
10.6       Stock Option Agreements with Theodore S. Mason***
10.7       Stock Option Agreements with Ronald V. Barkley***
10.8       Stock Option Agreements with Alan J. Smyth***
10.9       Stock Option Agreements with Paul A. Ziegler***
10.10      Stock Option Agreements with Richard Whitsell****
10.1       Humboldt Bank Director Fee Plan**



(b) Reports on Form 8-K

    No reports on Form 8-K were filed for the three months ended December 31, 1997.

(c) Independent Auditors Report dated January 17, 1998


*Incorporated by reference to the Bank's Form 10 Registration Statement and amendments thereto which was previously filed with the Federal Reserve Board on May 1, 1992.

**Incorporated by reference to the Bank's definitive Proxy Statement filed pursuant to Regulation 14(a) within 120 days of the end of the last fiscal year.

***Incorporated by reference to the Bank's 1992 Form 10-K previously filed with the Federal Reserve Board.



                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HUMBOLDT BANCORP

                                             THEODORE S. MASON

Date:  March 11, 1998               By:___________________________________
                                       Theodore S. Mason
                                       President & Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

        THEODORE S. MASON                        ALAN J. SMYTH
___________________________________   ______________________________________
Theodore S. Mason, President, Chief   Alan J. Smyth, Senior Vice President &
Executive Officer & Director          Board Secretary
(Principal Executive Officer)         (Principal Financial & Accounting Officer)


        MYRON T. ABRAHAMSEN                      RONALD F. ANGELL
__________________________________    _______________________________________
Myron T. Abrahamsen, Director         Ronald F. Angell, Chairman of the Board


        MARGUERITE DALIANES                      FRANCIS A. DUTRA
__________________________________    _______________________________________
Marguerite Dalianes, Director         Francis A. Dutra, Director


        GARY L. EVANS                            LAWRENCE FRANCESCONI
__________________________________    _______________________________________
Gary L. Evans, Director               Lawrence Francesconi, Director


        CLAYTON R. JANSSEN                       JAMES O. JOHNSON
__________________________________    _______________________________________
Clayton R. Janssen, Director          James O. Johnson, Director


        JOHN M. MCBETH                           MICHAEL RENNER
__________________________________    _______________________________________
John M. McBeth, Director              Michael Renner, Director


        JOHN R. WINZLER
__________________________________
John R. Winzler, Director

