Form 10KSB/A
period 1997-12-31
HUMBOLDT BANCORP
filed 1998-04-08
CIK 1008554

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              FORM 10-KSB/A No. 1
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

                                                   OTHER
                                                   ANNUAL   DEFERRED   OPTIONS
NAME                   YEAR   SALARY     BONUS(2)  COMP(3)  COMP(4)    GRANTED

Theodore S. Mason (1)  1997   $125,000   $45,990   $1,782   $125,000   2,000
Theodore S. Mason      1996   $105,000   $70,906   $1,658   $100,000   2,000
Theodore S. Mason      1995   $105,000   $52,001   $1,464   $ 60,000   3,000
Alan J. Smyth          1997   $ 85,000   $ 1,865   $2,107   $ 75,000   2,000
Alan J. Smyth          1996   $ 70,000   $68,017   $2,331   $ 50,000   1,000
Alan J. Smyth          1995   $ 70,000   $55,410   $2,506   $ 31,668     500
Ronald V. Barkley      1997   $ 85,000   $34,991   $1,882   $ 60,000   2,000
Ronald V. Barkley      1996   $ 70,000   $12,926   $2,250   $ 45,000   1,000
Ronald V. Barkley      1995   $ 70,000   $48,884   $1,750   $ 31,703     500
Paul A. Ziegler        1997   $ 77,000   $25,825   $  554       0.00   5,000
Paul A. Ziegler        1996   $ 70,000   $24,600   $ 631        0.00   1,000
Paul A. Ziegler        1995   $ 55,070   $14,015   $ 553        0.00     500

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

                             OPTION GRANTS IN 1997
                                                                               POTENTIAL
                                                                               REALIZABLE
                                   % OF TOTAL                                  VALUE AT
                                   OPTIONS       EXERCISE                      ASSUMED
                                   GRANTED TO    PRICE                         APPRECIATION
                        OPTIONS    EMPLOYEES     PER          EXPIRATION       FOR OPTION
NAME                    GRANTED    IN 1997       SHARE        DATE             TERM 5% / 10%
Theodore S. Mason        2000       6.3%         $19.77       Feb. 18, 2007    $24,860 / $ 63,020
Alan J. Smyth            1000       3.1%         $19.77       Feb. 18, 2007    $12,430 / $ 31,150
Alan J. Smyth            1000       3.1%         $30.25       Dec. 18, 2007    $19,020 / $ 48,210
Ronald V. Barkley        1000       3.1%         $19.77       Feb. 18, 2007    $12,430 / $ 31,150
Ronald V. Barkley        1000       3.1%         $30.25       Dec. 18, 2007    $19,020 / $ 48,210
Paul A. Ziegler          1000       3.1%         $19.77       Feb. 18, 2007    $12,430 / $ 31,150
Paul A. Ziegler          4000      12.5%         $30.25       Dec. 18, 2007    $76,080 / $192,840

                      AGGREGATED OPTION EXERCISES IN 1997

                                          NUMBER OF
                                          UNEXERCISED      VALUE OF
                    SHARES                OPTIONS          UNEXERCISED
                    ACQUIRED              AT YEAR-END      IN-THE-MONEY
                    ON         VALUE      (EXERCISABLE/    (EXERCISABLE/
NAME                EXERCISE   REALIZED   UNEXERCISABLE)   UNEXERCISABLE)

Theodore S. Mason   -0-        -0-        60,473 / 5,144   $474,008 / $ 59,193
Alan J. Smyth       -0-        -0-        28,548 / 3,129   $224,149 / $ 65,063
Ronald V. Barkley   -0-        -0-        28,548 / 3,129   $224,149 / $ 65,063
Paul A. Ziegler     -0-        -0-         5,402 / 6,129   $ 53,737 / $155,813

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HUMBOLDT BANCORP

                                      THEODORE S. MASON

Date: April 6,  1998             By:  ________________________________________
                                      Theodore S. Mason
                                      President & Chief Executive Officer