Form 10QSB
period 1998-03-31
HUMBOLDT BANCORP
filed 1998-05-15
CIK 1008554

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended:  MARCH 31, 1998


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

              X      Yes                            No


Number of shares common stock outstanding at March 31, 1998 is:     1,596,952
 Number of shares of common stock outstanding at March 31, 1998,
                                          assuming dilution is:     1,839,417

                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

The information required by Item 310(b) of Regulation S-B is attached hereto as Exhibit A.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

On November 10, 1995, the shareholders of Humboldt Bank (the "Bank") approved a Plan of Reorganization by and between the Bank, Humboldt Merger Company and Humboldt Bancorp (the "Company") whereby the Bank became a wholly owned subsidary of the Company. The reorganization became effective January 2, 1996. The sole business operation of the Company is conducted through its wholly owned subsidary, Humboldt Bank. The following discussion therefore, although presented on a consolidated basis, analyzes primarily the financial condition and results of operations of the Bank for the three month period ended March 31, 1998. Prior to 1996, the Bank filed its periodic reports under the Securities Exchange Act of 1934 with the Federal Reserve Board.

CHANGES IN FINANCIAL CONDITION

During the three month period ended March 31, 1998, deposits increased $5.7 million or 2.2% to $260.9 million. During the same period, gross loans increased $6.7 million or 4.1% to $167.3 million, as a result of an increase in real estate loans, commercial loans and lease financing loans being partially offset by a small decrease in consumer loans.

Investment securities decreased $1.8 million or 2.2% to $78.4 million. Excess liquidity during the period was invested in federal funds. Loans held for sale increased to $1.3 million.

During the three month period ending March 31, 1998, past due and non-accrual loans increased to $4.8 million (1.6% of total assets), compared with $3.1 million (1.1% of total assets) at December 31, 1997. The Company's allowance for loan losses at March 31, 1998 was 1.5% of loans and leases which compared with 1.5% at December 31, 1997.

EARNINGS SUMMARY

Net income for the quarter ended March 31, 1998 was $875,000 or $0.55 per share (diluted $0.48), compared with net income of $634,000 or $0.41 per share (diluted $0.35) in the same quarter a year ago. This can be attributed to an increase in interest income ($1,431,000 or 32.6%), an increase in non interest income ($912,000 or 61.25%) offset by increases in interest expense ($492,000 or 33.3%), loan loss provision ($303,000 or 147.09%), non interest expenses ($1,058,000 or 32.5%) and taxes ($223,000 or 68.4%).

NET INTEREST INCOME

Total interest income increased $1,431,000 or 32.6% for the quarter ended March 31, 1998, as compared to the prior year. During the same period, interest expense increased $492,000 or 33.3%. Net interest income for the quarter ended March 31, 1998 was 3.8 million and $2.9 million for the quarter ended March 31, 1997. Average loans and leases as a percentage of average earning assets was 64.8% during the quarter ended March 31, 1998, compared to 75.4% a year earlier. The average balance of other earning assets as a percentage of average earning assets was 35.2% during the quarter ended March 31, 1998, compared to 24.6% a year earlier.

PROVISION FOR LOAN LOSSES

The Company maintains its allowance for loan losses at a level considered appropriate by management to provide for known and inherent risks in the loan portfolio. This consideration includes an evaluation of various factors affecting the collectability of loans, including current and projected economic conditions, past credit experience and a periodic review of the Company's loan portfolio. The Company recorded a net additional provision to the allowance for loan losses for the three month period ended March 31, 1998 of $303,000 compared to a decrease of $34,000 for the same period in 1997. Loans charged off during the three month period totaled $345,000 in 1998 and $48,000 in 1997. Recoveries in the same period were $32,000 in 1998 and $6,000 in 1997.

On January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The effect of adoption on the Company's financial statements was not material.

NON-INTEREST INCOME

Non-interest income consists of gain/loss on sale of loans and fixed assets, service charges on deposit accounts and other service charges, commissions and fees including Lease Department, Merchant BankCard Department and Issuing BankCard Department income. In the quarter ended March 31, 1998, income from these sources was $2.4 million, an increase of $912,000 from the same period in 1997. The increase was attributable primarily to increases in Merchant BankCard Department income, Issuing BankCard Department income, Lease Department income and service charges on deposits partially offset by an increase in loss on sale of loans.

NON-INTEREST EXPENSE

Non-interest expenses increased $1.0 million or 32.5% to $4.3 million for the quarter ended March 31, 1998, compared to the same period in 1997. The increase was due in part to increased personnel expenses, fixed asset expense, Data Processing expense, Legal expense and Merchant BankCard Department expense. During the quarter ended March 31, 1998, the Company had a total of 223 full-time equivalent employees, compared to 181 full-time equivalent employees during the same quarter a year earlier.

CAPITAL RESOURCES

Management seeks to maintain adequate capital to support anticipated asset growth and credit risks and to ensure that the Company meets all regulatory capital requirements.

The Company is required to maintain certain regulatory minimum capital ratios. The following table outlines these ratios at March 31, 1998:

                      REQUIRED           COMPANY'S
                      MINIMUM            ACTUAL

TIER 1                  6.00             11.33
TOTAL CAPITAL          10.00             12.58
LEVERAGE                5.00              7.76

Future growth and earnings retention, as currently projected by management, are expected to provide for the maintenance of capital ratios in conformity with the requirements.

INCOME TAXES

The provision for income taxes was $549,000 for the quarter ended March 31, 1998, compared to $326,000 in the same quarter a year earlier. The provision is classified as current tax liability for interim reporting purposes. The tax rate was 38.6% for the quarter ended March 31, 1998, compared to 34.0% for the same quarter in 1996.

LIQUIDITY

The Company manages its liquidity to ensure that sufficient funds are available to meet loan commitments and deposit fluctuations. Primary sources of liquidity include cash and due from bank deposits, unpledged short-term U.S. Government securities and federal funds sold. The Bank's primary liquidity ratio, which is the ratio of liquid assets to total deposits, was 33.5% at March 31, 1998, and 27.8% at December 31, 1997.


                         PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings that would have a material adverse effect on its financial statements.


ITEM 2 - CHANGES IN SECURITIES - NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On or about April 17, 1998, a Proxy Statement of Humboldt Bancorp was mailed to shareholders of record as of March 31, 1998 by the Board of Directors soliciting proxies for use at the Annual Meeting of Shareholders to be held on May 21, 1998. At the meeting the shareholders will be asked to elect management's nominees for Directors (12), to ratify the appointment of Richardson and Company as independent certified accountants and to adopt amendments to the Amended Humboldt Bancorp Stock Option Plan primarily relating to an increase in the number of shares available for issuance under the Plan, and the elimination of certain vesting provisions with respect to options granted to Directors.


ITEM 5 - OTHER INFORMATION - NONE


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit (27) - Financial Data Schedule



                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   May 15, 1998 HUMBOLDT BANCORP


                                           ALAN J. SMYTH
                                           --------------
                                           Alan J. Smyth
                                           Senior Vice President and
                                           Chief Financial Officer



                                          THEODORE S. MASON
                                          -----------------
                                          Theodore S. Mason
                                          President and Chief
                                          Executive Officer

                       Humboldt Bancorp and Subsidiary
                  Notes to Consolidated Financial Statements
                                March 31, 1998
                                 (Unaudited)


Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Humboldt Bancorp and Subsidiary at March 31, 1998 and results of operations for the three months then ended.

Certain information and footnote disclosures presented in the Company's annual financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the operating results through December 31, 1998.


Note 2 - New Accounting Policies

On January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This statement addresses the accounting and reporting by creditors for impairment of certain loans. A loan is impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. This statement is applicable to all loans, uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment such as consumer installment loans and loans held for sale which are measured at fair value or at the lower of cost or fair value. Impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the Company measures impairment based on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Loans are measured for impairment as part of the Company's normal internal asset review process.

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

At March 31, 1998, the Company's total recorded investment in impaired loans was $462,775.00 for which there is a related allowance for credit losses of $65,425.00 determined in accordance with these statements.

The Company believes that the related allowance for credit losses is sufficient due to two of the loans, which total $451,922.00, being secured by First Deeds of Trust with a low loan to value ratio. The average recorded investment in the impaired loans during the three months ended March 31, 1998 was $462,838. The related amount of interest income recognized during the period that such loans were impaired was $30,864.00 and the amount of interest income recognized using a cash-basis method of accounting during the time within the period that such loans were impaired was $253.00.

On March 31, 1998 the Company adopted SFAS No. 130 "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

Comprehensive income is defined as "the change in equity [net assets] of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners." The Company's only item of comprehensive income at this time is the change in unrealized gains on securities available for sale, net of applicable deferred income taxes.

This Statement is effective for fiscal  years  beginning  after  December  15,
1997.   Reclassification  of financial statements for earlier periods provided for comparative purposes is required.


Note 3 - Consolidation

The consolidated financial statements include the accounts of Humboldt Bancorp
and its wholly-owned subsidiary,  Humboldt  Bank.   All  material intercompany
accounts and transactions have been eliminated in consolidation.

Note 4 - Commitments

The bank has outstanding performance letters of credit of $4.0 million at March 31, 1998.

Note 5 - Net Income Per Common Share

Net income per share is calculated by using the weighted average common shares outstanding. The weighted average number of common shares used in computing the net income per common share for the period ending March 31, 1998 was 1,594,488 and for the period ending March 31, 1997 was 1,562,980.

Net income per share (diluted) is calculated by using the weighted average common shares (diluted) outstanding. The weighted average number of common shares (diluted) used in computing the net income per common share (diluted) for the period ending March 31, 1998 was 1,839,417 and for the period ending March 31, 1997 was 1,834,789.

HUMBOLDT BANCORP AND SUBSIDIARY           CONSOLIDATED              BANK ONLY
CONSOLIDATED BALANCE SHEETS                UNAUDITED                 AUDITED
(IN THOUSANDS OF DOLLARS)                  03-31-98                  12-31-97

ASSETS:
Cash and Due From Banks                      20,387                    21,442
Interest Bearing Deposits in Banks            3,020                     3,020
Federal Funds Sold                            5,010                     3,520
Investment  Securities
 (At  fair  value of $78,385 and
 $80,180 respectively)                       78,385                    80,180
Loans Held For Sale                           1,345                        48

LOANS
Real Estate-Construction and
 Land Development                            17,662                    20,165
Real Estate-Commercial and Agriculture       70,745                    65,772
Real Estate-Family and Multifamily
 Residential                                 27,344                    27,205
Commercial, Industrial and Agriculture       31,961                    28,766
Lease Financing                              10,097                     8,732
Consumer Loans                                9,058                     9,502
State and Political Subdivisions                  0                         0
Other                                           422                       502
                                            167,289                   160,644
Less:  Deferred Loan Fees                      <813>                     <809>
                                           --------                  --------
TOTAL LOANS                                 166,476                   159,835
Less:  Allowance for Credit Losses           <2,567>                   <2,371>
                                           --------                   -------
NET LOANS                                   163,909                   157,464
Premises and Equipment (net)                  5,873                     5,635
OREO                                              0                       148
Investment in Associated Companies            2,063                     2,022
Intangible Assets                             1,452                     1,545
Other Assets                                  9,714                     9,063
                                           --------                   -------
TOTAL ASSETS                                291,158                   284,087
LIABILITIES
Deposits:
Demand                                        74,936                   70,767
Demand-Interest Bearing                       52,879                   52,004
Time - $1000,000 and over                     42,212                   40,643
Other Time                                    69,864                   69,821
Savings                                       21,005                   21,951
                                             260,896                  255,186
Borrowed Funds                                 1,758                    1,761
Other Liabilities                              4,119                    3,586
                                             266,773                  260,533
SHAREHOLDERS' EQUITY
Preferred stock, no par value; 1,000,000 shares authorized, none issued

Common stock, no par value; 1,000,000 shares
 authorized, 1,576,542 shares in 1998
 and 1,410,767 in 1997, issued and
 outstanding                                   20,616                  20,495
Retained Earnings                               3,075                   2,200
Additional Paid in Capital                        114                     114
Unrealized Gain/Loss                              580                     745
                                               ------                  ------
TOTAL SHAREHOLDERS' EQUITY                     24,385                  23,554
                                               ------                 -------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY      291,158                284,087

NOTE:  Humboldt Bancorp became effective January 2, 1996.
See notes to consolidated financial statements.

HUMBOLDT BANCORP AND SUBSIDIARY
STATEMENT OF INCOME AND
COMPREHENSIVE INCOME                       UNAUDITED             UNAUDITED
For The Three Months Ended               March 31, 1998       March 31, 1997
March 31, 1998 And 1997
(In Thousands of Dollars)

INTEREST INCOME
Interest and Fees on Loans                   4,472                   3,716
Interest on Deposits in Banks                   42                       2
Interest and Dividends on Securities         1,213                     560
Interest on Federal Funds Sold                  90                     108
Total Interest Income                        5,817                   4,386

INTEREST EXPENSE
Interest on Demand Deposits                     52                      39
Interest on Other Savings Deposits             388                     270
Interest on Time Deposits $100,000+            557                     354
Interest on all Other Time Deposits            946                     801
Interest on Other Borrowings                    28                      15
Total Interest Expense                       1,971                   1,479

Net Interest Income                          3,846                   2,907

Provision for Loan Losses                      509                     206

NON INTEREST INCOME
Service Charges on Deposit Accounts            546                     213
Other Fee Income                             1,609                   1,357
All Other Non-Interest Income                  246                     (81)
Total Non-Interest Income                    2,401                   1,489

Realized Gain/Loss on Securities                 0                      26

NON INTEREST EXPENSE
Salaries and Employee Benefits               2,135                    1,592
Premises and Fixed Asset Expense               611                      534
Other Non-Interest Expense                   1,568                    1,130
Total Non-Interest Expense                   4,314                    3,256
INCOME BEFORE TAXES                          1,424                      960
Applicable Income Taxes                        549                      326

NET INCOME                                     875                      634
COMPREHENSIVE INCOME.
CHANGE IN UNREALIZED HOLDING GAINS
 FOR PERIOD                                  <165>                      <97>
COMPREHENSIVE INCOME                          710                       537

NET INCOME PER SHARE                        $0.55                     $0.41

NET INCOME PER SHARE ASSUMING DILUTION      $0.48                     $0.35

HUMBOLDT BANCORP STATEMENT OF CASH FLOWS      CONSOLIDATED     BANK ONLY
For the Three Months Ended                    UNAUDITED        UNAUDITED
March 31, 1998 and 1997                       MARCH 31, 1998   MARCH 31, 1997
(In Thousands of Dollars)

OPERATING ACTIVITIES
Net  Income  - Adjustments to
 reconcile net income to net cash
 provided by operating activities:              875                 634
Provision for Loan Loss                         509                 206
Depreciation                                    343                 345
Amortization and Other                          513                 244
<Gain>/Loss on Sale of Securities                 0                 <25>
Equity in Loss/Income of Associated Company     <41>                 16
Net Change in Other Assets                     <495>               <229>
Net Change in Other Liabilities                 433                 746
Net Change in Loans Held for Sale            <1,297>                 23

NET CASH PROVIDED BY OPERATING ACTIVITIES       940               1,960

INVESTING ACTIVITIES
Net Change in Interest-bearing Deposits
 in Banks                                         0                    0
Federal Funds Sold (Net)                     <1,490>              <3,190>
Securities Held to Maturity
Investment Purchases                              0                    0
Proceeds from Maturities of Investments           0                    0
Proceeds from Sale of Investments                 0                    0

Securities Available For Sale
Investment Purchases                         <2,753>               <7,721>
Proceeds From Maturities of Investments       3,955                 1,738
Proceeds From Sale of Investments                 0                 4,058
Net Change in Loans                          <6,954>               <1,468>
Purchase of Premises and Equipment             <581>                 <270>
Investment in Associated Company                  0                <2,000>

NET CASH USED FOR INVESTING ACTIVITIES        7,823                  8,853

FINANCING ACTIVITIES
 Net Change in Deposits                       5,170                  7,247
Payments on Borrowed Funds                       <3>                    <3>
Stock Options Exercised                         121                     96

NET CASH PROVIDED BY FINANCING ACTIVITIES     5,828                   7,340

NET CHANGE IN CASH AND CASH EQUIVALENTS      <1,055>                    447
Cash and Due From Banks at Beginning
 of Period                                   21,442                  10,247

CASH AND DUE FROM BANKS AT END OF PERIOD     20,387                  10,694

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period For:
   Interest                                   1,958                   1,472
Income Taxes                                  1,000                       0

NON-CASH TRANSACTIONS
 Unrealized Holding Losses on Securities        283                      453
Deferred Income Taxes on Unrealized
 Holding Losses on Securities                   118                      188

Deposit Liabilities Assumed in Exchange
 for Assets Acquired in Connection
 with Purchase of Branches                        0                        0