Form 10QSB
period 1998-06-30
HUMBOLDT BANCORP
filed 1998-08-11
CIK 1008554

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB
              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended:  JUNE 30, 1998


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

                   X      Yes                            No
                  ---                                ---


 Number of shares common stock outstanding at June 30, 1998 was: 1,775,403

                        PART I - FINANCIAL INFORMATION


ITEM 1 -  FINANCIAL STATEMENTS

The information required by Item 310(b) of Regulation S-B is attached hereto as Exhibit A.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

On November 10, 1995, the shareholders of Humboldt Bank (the "Bank") approved a Plan of Reorganization by and between the Bank, Humboldt Merger Company and Humboldt Bancorp (the "Company") whereby the Bank became a wholly owned subsidary of the Company. The reorganization became effective January 2, 1996. On April 1, 1998 Bancorp Financial Services, a small ticket leasing company, jointly owned by Humboldt Bank and Tehema Bank was transferred from the Bank to the Company. The business operation of the Company is conducted through its wholly owned subsidary, Humboldt Bank and through a 50% ownership with Tehema Bank of Bancorp Financial Services. The following discussion therefore, presented on a consolidated basis, analyzes primarily the financial condition and results of operations of the Bank and Bancorp Financial Services for the six month period ended June 30, 1998. Prior to 1996, the Bank filed its periodic reports under the Securities Exchange Act of 1934 with the Federal Reserve Board.

CHANGES IN FINANCIAL CONDITION
-------------------------------

During the six month period ended June 30, 1998, deposits increased $13.9 million or 5.5% to $269.1 million. During the same period, total loans increased $13.2 million or 8.3% to $173.1 million, as a result of increases in real estate loans, commercial loans, lease financing loans and other loans, which were partially offset by small decreases in consumer loans. Loans held for sale increased $2.2 million. The increase in deposits and loans is attributable to internal factors and not as a result of acquisitions.

Investment securities decreased $7.2 million or 9.0% to $73.0 million. Excess liquidity during the period was invested in federal funds.

During the six month period ending June 30, 1998, past due and non-accrual loans decreased to $1.8 million (0.6% of total assets), compared with $3.1 million (1.1% of total assets) at December 31, 1997. The Company's allowance for loan losses at June 30, 1998 was 1.5% of loans and leases which compared with 1.5% at December 31, 1997.

EARNINGS SUMMARY
----------------

Net income for the six months ended June 30, 1998 was $1,703,000 or $0.96 per share (diluted $0.84), compared with net income of $1,336,000 or $0.77 per share (diluted $0.68) in the same period a year ago. This can be attributed to increases in interest income ($2,584,000 or 28.2%), increases in non interest income ($1,798,000 or 52.3%) offset by increases in interest expense ($761,000 or 24.2%), loan loss provision ($674,000 or 192.6%), non interest expenses ($2,208,000 or 31.2%) and taxes ($326,000 or 44.7%).

NET INTEREST INCOME
-------------------

Total interest income increased $1,823,000 or 30.4% for the six months ended June 30, 1998, as compared to the prior year. During the same period, interest expense increased $1,798,000 or 52.3%. Net interest income for the six months ended June 30, 1998 was $7.8 million and $6.0 million for the period ended June 30, 1997. Average loans and leases as a percentage of average earning assets was 65.0% during the six months ended June 30, 1998, compared to 72.8% a year earlier. The average balance of other earning assets as a percentage of average earning assets was 35.0% during the six months ended June 30, 1998, compared to 27.2% a year earlier.

PROVISION FOR LOAN LOSSES
-------------------------

The Company maintains its allowance for loan losses at a level considered appropriate by management to provide for known and inherent risks in the loan portfolio. This consideration includes an evaluation of various factors affecting the collectability of loans, including current and projected economic conditions, past credit experience and a periodic review of the Company's loan portfolio. The Company's allowance for loan losses for the six month period ended June 30, 1998 increased $265,000 compared to an increase of $273,000 for the same period in 1997. Loans charged off during the six month period totaled $866,000 in 1998 and $105,000 in 1997. Recoveries in the same period were $107,000 in 1998 and $28,000 in 1997.

NON-INTEREST INCOME
-------------------

Non-interest income consists of gain/loss on sale of loans and fixed assets, service charges on deposit accounts and other service charges, commissions and fees including Lease Department, Merchant BankCard Department and Issuing BankCard Department income. In the six months ended June 30, 1998, income from these sources was $5.2 million, an increase of $1,798,000 from the same period in 1997. The increase was attributable primarily to increases in Merchant BankCard Department income, Issuing BankCard Department income, Lease Department income, service charges on deposits and a decrease in loss on sale of loans.

NON-INTEREST EXPENSE
--------------------

Non-interest expenses increased $2.2 million or 31.2% to $9.3 million for the six months ended June 30, 1998, compared to the same period in 1997. The increase was due in part to increased personnel expenses, fixed asset expense, Office Supply expense, Data Processing expense, Card service expense, Other Outside Services expense and Merchant BankCard Department expense. At the period ending June 30, 1998, the Company had a total of 248 full-time equivalent employees, compared to 187 full-time equivalent employees at the same period a year earlier.

YEAR 2000 ISSUE
---------------

The Company formed a committee of senior company personnel in late 1997, who meet on a regular basis to evaluate and make recommendations on the Year 2000 Issue. The Assessment Phase and the Vendor, Customer and Employee
Notification Phase have been completed. The Vendor and Customer Response Review is ongoing and we anticipate completion by September 30, 1998. The Testing Phase commenced August 1, 1998 and it is anticipated that this phase will be completed by March 31, 1999. The Contingency Plan Phase is ongoing and it is anticipated that this phase will be completed by late 1998. The Renovation Phase is ongoing and it is anticipated that this Phase will be completed by mid 1999.

CAPITAL RESOURCES
-----------------

Management seeks to maintain adequate capital to support anticipated asset growth and credit risks and to ensure that the Company meets all regulatory capital requirements.

The Company is required to maintain certain regulatory minimum capital ratios. The following table outlines these ratios at June 30, 1998:

                      REQUIRED             COMPANY'S
                      MINIMUM              ACTUAL
                      --------             ---------
TIER 1                 6.00                  10.70
TOTAL CAPITAL         10.00                  11.90
LEVERAGE               5.00                   7.89

Future growth and earnings retention, as currently projected by management, are expected to provide for the maintenance of capital ratios in conformity with the requirements.

INCOME TAXES
------------

The provision for income taxes was $1,055,000 for the six months ended June 30, 1998, compared to $729,000 in the same period a year earlier. The provision is classified as current tax liability for interim reporting purposes. The tax rate was 38.3% for the six months ended June 30, 1998, compared to 35.3% for the same period in 1997.

LIQUIDITY
---------

The Company manages its liquidity to ensure that sufficient funds are available to meet loan commitments and deposit fluctuations. Primary sources of liquidity include cash and due from bank deposits, unpledged short-term U.S. Government securities and federal funds sold. The Bank's primary liquidity ratio, which is the ratio of liquid assets to total deposits, was 28.7% at June 30, 1998, and 38.1% at December 31, 1997.

                         PART II - OTHER INFORMATION


ITEM 1 -  LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings that would have a material adverse effect on its financial statements.

ITEM 2 -  CHANGES IN SECURITIES - NONE

ITEM 3 -  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On or about April 17, 1998, a Proxy Statement of Humboldt Bancorp was mailed to shareholders of record as of March 31, 1998 by the Board of Directors soliciting proxies for use at the Annual Meeting of Shareholders to be held on May 21, 1998. At the meeting the shareholders were asked to elect management's nominees for Directors (12), to ratify the appointment of Richardson and Company as independent certified accountants and to adopt amendments to the Amended Humboldt Bancorp Stock Option Plan. The results of the voting are as follows:


PROPOSAL #1 - Election of Directors

                                    FOR ALL                   WITHHOLD
                                   NOMINEES                     FROM                       AGAINST
                                                            ALL NOMINEES
Ronald F. Angell               1,160,599 Shares              731 Shares                         0 Shares
Marguerite Dalianes            1,160,599 Shares              731 Shares                       356 Shares
Gary L. Evans                  1,160,599 Shares              731 Shares                     4,519 Shares
Lawrence Francesconi           1,160,599 Shares              731 Shares                     1,516 Shares
Clayton R. Janssen             1,160,599 Shares              731 Shares                         0 Shares
James O. Johnson               1,160,599 Shares              731 Shares                         0 Shares
Theodore S. Mason              1,160,599 Shares              731 Shares                       798 Shares
John McBeth                    1,160,599 Shares              731 Shares                         0 Shares
Michael Renner                 1,160,599 Shares              731 Shares                       798 Shares
Jerry L. Thomas                1,160,599 Shares              731 Shares                        81 Shares
Edythe E. Vaissade             1,160,599 Shares              731 Shares                       943 Shares
John R. Winzler                1,160,599 Shares              731 Shares                     5,317 Shares

PROPOSAL #2 - Ratify the appointment of Richardson and Company as Independent Certified Accountants

                 FOR:                     1,116,9911
                 AGAINST:                      2,508
                 ABSTAIN:                     41,911


PROPOSAL #3 - To adopt amendments to the Amended Humboldt Bancorp Stock Option Plan (the Amended Option Plan)

                 FOR:                        978,678
                 AGAINST:                     95,950
                 ABSTAIN:                     86,702


ITEM 5 - OTHER INFORMATION - NONE


ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K

     (a)            Exhibits

          27.1 Financial Data Schedule

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:      August 11, 1998    HUMBOLDT BANCORP






                           Alan J. Smyth
                           ALAN J. SMYTH
                           Senior Vice President and Chief Financial Officer



                           Theodore S. Mason
                           THEODORE S. MASON
                           President and Chief Executive Officer

                       Humboldt Bancorp and Subsidiary
                  Notes to Consolidated Financial Statements
                                June 30, 1998
                                 (Unaudited)

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Humboldt Bancorp and Subsidiary at June 30, 1998 and results of operations for the six months then ended.

Certain information and footnote disclosures presented in the Company's annual financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-KSB. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the operating results through December 31, 1998.


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

At June 30, 1998, the Company's total recorded investment in impaired loans was $10,113 for which there is a related allowance for credit losses of $1,628 determined in accordance with these Statements. The average recorded investment in the impaired loans during the six months ended June 30, 1998 was $10,200. The related amount of interest income recognized during the period that such loans were impaired was $490 and the amount of interest income recognized using a cash-basis method of accounting during the time within the period that such loans were impaired was $482.

On March 31, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

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

The Board also stated that "a full set of financial statements for a period should show: Financial position at the end of the period, earnings (net income) for the period, comprehensive income (total non-owner changes in equity) for the period, cash flows during the period, and investments by and distributions to owners during the period." Prior to issuance of this
Statement, the Board had neither required that an enterprise report comprehensive income, nor had it recommended a format for displaying comprehensive income.

Note 3 - Consolidation

The consolidated financial statements include the accounts of Humboldt Bancorp, its wholly-owned subsidiary, Humboldt Bank and its 50% ownership with Tehema Bank, of Bancorp Financial Services. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 4 - Commitments

The bank has outstanding performance letters of credit of $8.6 million at June 30, 1998.
Note 5 - Net Income Per Common Share

Net income per share is calculated by using the weighted average common shares outstanding. The weighted average number of common shares used in computing the net income per common share for the period ending June 30, 1998 was 1,775,403 and for the period ending June 30, 1997 was 1,734,041.

Net income per share (diluted) is calculated by using the weighted average common shares (diluted) outstanding. The weighted average number of common shares (diluted) used in computing the net income per common share (diluted) for the period ending June 30, 1998 was 2,034,078 and for the period ending June 30, 1997 was 1,954,236.

HUMBOLDT BANCORP AND SUBSIDIARY        CONSOLIDATED         BANK ONLY
CONSOLIDATED BALANCE SHEETS            UNAUDITED            AUDITED
(IN THOUSANDS OF DOLLARS)              JUNE 30, 1998        DECEMBER 31, 1997

ASSETS:
 Cash and Due From Banks                  19,674                21,442
 Interest Bearing Deposits in Banks        3,020                 3,020
 Federal Funds Sold                       10,750                 3,520
 Investment Securities (Market value
  of $72,970 and $62,183                  72,970                80,180
 respectively)
 Loans Held For Sale                       2,276                    48
LOANS
 Real Estate-Construction and
  Land Development                        15,123                20,165
 Real Estate-Commercial and Agriculture   79,592                65,772
 Real Estate-Family and
  Multifamily Residential                 27,383                27,205
 Commercial, Industrial and Agriculture   32,040                28,766
 Lease Financing                           9,937                 8,732
 Consumer Loans                            8,037                 9,502
 State and Political Subdivisions              0                     0
 Other                                     1,860                   502
                                         173,972               160,644
 Less:  Deferred Loan Fees                  <915>                 <809>
   TOTAL LOANS                           173,057               159,835
 Less:  Allowance for Credit Losses       <2,636>               <2,371>
   NET LOANS                             170,421               157,464
 Premises and Equipment (net)              8,685                 5,635
 OREO                                        349                   148
 Investment in Associated Companies        2,112                 2,022
 Intangible Assets                         1,359                 1,545
 Other Assets                             10,017                 9,063
   TOTAL ASSETS                          301,633               284,087
LIABILITIES
 Deposits:
 Demand                                   81,040                70,767
 Demand-Interest Bearing                  50,368                52,004
 Time - $100,000 and over                 47,923                40,643
 Other Time                               69,502                69,821
 Savings                                  20,282                21,951
                                         269,115               255,186
 Borrowed Funds                            3,444                 1,761
 Other Liabilities                         3,979                 3,586
                                         276,538               260,533
SHAREHOLDERS' EQUITY
 Preferred stock, no par value;
  1,000,000 shares authorized, none
  issued
 Common stock, no par value; 20,000,000
   shares authorized,
   1,775,403 shares in 1998 and
   1,576,542 in 1997, issued and
   outstanding                            25,493                20,495
 Retained Earnings                          (828)                2,200
 Additional Paid in Capital                  114                   114
 Unrealized Gain/Loss                        316                   745
   TOTAL SHAREHOLDERS' EQUITY             25,095                23,554
   TOTAL LIABILITIES AND SHAREHOLDERS
    EQUITY                               301,633               284,087

  NOTE:  Humboldt Bancorp became effective January 2, 1996.
  See notes to consolidated financial statements.

HUMBOLDT BANCORP
STATEMENT OF OPERATIONS
For The Three Months Ended               UNAUDITED              UNAUDITED
June 30, 1998 and 1997                 June 30, 1998           June 30, 1997
(In Thousands of Dollars)

INTEREST INCOME
 Interest and Fees on Loans                4,592                    3,889
 Interest on Deposits in Banks                46                       23
 Interest and Dividends on Securities      1,139                      697
 Interest on Federal Funds Sold              139                      154
 Total Interest Income                     5,916                    4,763
INTEREST EXPENSE
 Interest on Demand Deposits                  49                       39
 Interest on Other Savings Deposits          301                      277
 Interest on Time Deposits $100,000+         598                      411
 Interest on all Other Time Deposits         943                      891
 Interest on Other Borrowings                 45                       49
 Total Interest Expense                    1,936                    1,667
 Net Interest Income                       3,980                    3,096
 Provision for Loan Losses                   515                      144
NON INTEREST INCOME
 Service Charges on Deposit Accounts         494                      277
 Other Fee Income                          1,967                    1,162
 All Other Non-Interest Income               375                      511
 Total Non-Interest Income                 2,836                    1,950
 Realized Gain/Loss on Securities              0                       20
NON INTEREST EXPENSE
 Salaries and Employee Benefits            2,252                    1,655
 Premises and Fixed Asset Expense            692                      593
 Other Non-Interest Expense                2,023                    1,569
 Total Non-Interest Expense                4,967                    3,817
INCOME BEFORE TAXES                        1,334                    1,105
 Applicable Income Taxes                     506                      403
NET INCOME                                   828                      702
COMPREHENSIVE INCOME.
NET OF TAX UNREALIZED HOLDING
 GAINS FOR PERIOD                            316                     <264>
COMPREHENSIVE INCOME                       1,144                      702
INCOME PER SHARE                           $0.41                    $0.36
INCOME PER SHARE DILUTED                   $0.36                    $0.33

  NOTE:  Humboldt Bancorp became effective January 2, 1996.
  See notes to consolidated financial statements.

HUMBOLDT BANCORP AND SUBSIDIARY
STATEMENT OF OPERATIONS
For The Six Months Ended                UNAUDITED                UNAUDITED
 June 30, 1998 And 1997              June 30, 1998             June 30, 1997
(In Thousands of Dollars)

INTEREST INCOME
 Interest and Fees on Loans             9,064                       7,605
 Interest on Deposits in Banks             88                          25
 Interest and Dividends on Securities   2,352                       1,257
 Interest on Federal Funds Sold           229                         262
 Total Interest Income                 11,733                       9,149
INTEREST EXPENSE
 Interest on Demand Deposits              101                          78
 Interest on Other Savings Deposits       689                         547
 Interest on Time Deposits $100,000+    1,155                         765
 Interest on all Other Time Deposits    1,889                       1,692
 Interest on Other Borrowings              73                          64
 Total Interest Expense                 3,907                       3,146
 Net Interest Income                    7,826                       6,003
 Provision for Loan Losses              1,024                         350
NON INTEREST INCOME
 Service Charges on Deposit Accounts    1,040                         490
 Other Fee Income                       3,576                       2,519
 All Other Non-Interest Income            621                         430
 Total Non-Interest Income              5,237                       3,439
 Realized Gain/Loss on Securities          0                           46
NON INTEREST EXPENSE
 Salaries and Employee Benefits         4,387                       3,247
 Premises and Fixed Asset Expense       1,303                       1,127
 Other Non-Interest Expense             3,591                       2,699
 Total Non-Interest Expense             9,281                       7,073
INCOME BEFORE TAXES                     2,758                       2,065
 Applicable Income Taxes                1,055                         729
NET INCOME                              1,703                       1,336
INCOME PER SHARE                      $  0.96                    $   0.77
INCOME PER SHARE DILUTED              $  0.84                    $   0.68

   NOTE:  Humboldt Bancorp became effective January 2, 1996.
   See notes to consolidated financial statements.

HUMBOLDT BANCORP STATEMENT
 OF CASH FLOWS                     CONSOLIDATED                BANK ONLY
For the Six Months Ended           UNAUDITED                   UNAUDITED
June 30, 1998 and 1997
(In Thousands of Dollars)           June 30, 1998              June 30, 1997

OPERATING ACTIVITIES
 Net  Income - Adjustments
  to reconcile net income
  to net cash
  provided by operating activities:     1,703                      1,336
 Provision for Loan Loss                1,024                        350
 Depreciation                             724                        728
 Amortization and Other                   799                        575
 <Gain>/Loss on Sale of Securities          0                        <45>
 Equity in Loss/Income of Associated
  Company                                 <90>                        44
 Net Change in Other Assets              <648>                    <1,126>
 Net Change in Other Liabilities          393                      2,179
 Net Change in Loans Held for Sale     <2,228>                      <166>

NET CASH PROVIDED BY OPERATING
ACTIVITIES                              1,67                       3,875

INVESTING ACTIVITIES
Net Change in Interest-bearing
Deposits in Banks                          0                      <3,000>
 Federal Funds Sold (Net)             <7,230>                     <4,730>
 Securities Held to Maturity
   Investment Purchases                    0                           0
   Proceeds from Maturities of
   Investments                             0                           0
   Proceeds from Sale of Investments       0                           0
 Securities Available For Sale
   Investment Purchases               <7,713>                    <32,276>
   Proceeds From Maturities of
    Investments                       13,129                       3,543
   Proceeds From Sale of Investments     446                       6,172
 Net Change in Loans                 <14,182>                     <4,607>
 Purchase of Premises and Equipment   <3,774>                       <545>
 Premium Paid on Deposits Purchase         0                      <1,039>
 Investment in Associated Company          0                      <2,000>
NET CASH USED FOR INVESTING
 ACTIVITIES                          <19,324>                    <38,482>

FINANCING ACTIVITIES
 Net Change in Deposits               13,929                      35,228
 Net Change in Borrowings              1,683                          <7>
 Stock Options Exercised                 275                         203
 Fractional Shares Purchased              <8>                         <5>

NET CASH PROVIDED BY FINANCING
 ACTIVITIES                           15,879                      35,419

NET CHANGE IN CASH AND CASH
 EQUIVALENTS                          <1,768>                        812
 Cash and Due From Banks at
  Beginning of Period                 21,442                      10,247

CASH AND DUE FROM BANKS AT END
 OF PERIOD                            19,674                      11,059

SUPPLEMENTAL DISCLOSURES
 Cash Paid During the
  Period For:  Interest                3,903                       2,997
               Income Taxes            1,705                         422

NON-CASH TRANSACTIONS
 Unrealized holding Losses
  on Securities                          735                        <38>
Deferred  Income  Taxes on
 Unrealized Holding Gains and Losses
 on Securities                           298                          16
Deposit Liabilities Assumed in
 Exchange for Assets Acquired in
 Connection with Purchase of Branches      0                          75