Form 10KSB/A
period 1997-12-31
HUMBOLDT BANCORP
filed 1998-09-01
CIK 1008554

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              FORM 10-KSB/A No. 2
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

                                HUMBOLDT BANCORP



Date: August 31,  1998          By:  THEODORE S. MASON
                                     ___________________________
                                     Theodore S. Mason
                                     President & Chief Executive Officer

                     INDEPENDENT AUDITOR'S REPORT



Board of Directors
Humboldt Bancorp and Subsidiary
Eureka, California


We have audited the accompanying consolidated balance sheets of Humboldt Bancorp (Bancorp) and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Humboldt Bancorp and Subsidiary at December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



Richardson & Company

January 23, 1998

                    HUMBOLDT BANCORP AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS

                      December 31, 1997 and 1996
                        (dollars in thousands)

                                                          1997     1996
ASSETS
  Cash and due from banks                              $ 21,442  $ 10,247
  Interest-bearing deposits in other banks                3,020        20
  Federal funds sold                                      3,520     6,570
  Investment securities, at fair value                   80,180    39,933
  Loans held for sale                                        48        63
  Loans and lease financing receivables, net            157,464   142,761
  Premises and equipment, net                             5,635     6,064
  Accrued interest receivable and other assets           12,778     9,080
                                                      ---------  --------

                                        TOTAL ASSETS   $284,087  $214,738
                                                       ========  ========

LIABILITIES
  Deposits
     Noninterest-bearing demand                        $ 70,767  $ 50,412
     Interest-bearing                                   184,419   142,164
                                                       --------  --------
                                      Total Deposits    255,186   192,576
  Accrued interest payable and other liabilities          3,586     1,787
  Long-term debt                                          1,761       775
                                                       --------  --------
                                   TOTAL LIABILITIES    260,533   195,138

  Commitments and contingencies (see accompanying notes)


STOCKHOLDERS' EQUITY
  Common stock, no par value; 20,000,000 shares
     authorized, 1,576,542 shares in 1997 and
     1,410,767 shares in 1996 issued and outstanding      20,495     17,179
  Additional paid-in capital                                 114
  Retained earnings                                        2,200      2,060
  Unrealized gains on securities available for sale, net
     of applicable deferred income taxes                     745        361
                                                        --------   --------
                          TOTAL STOCKHOLDERS' EQUITY      23,554     19,600
                                                        --------   --------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $284,087   $214,738
                                                        ========   ========

The accompanying notes are an integral part of these financial statements.

                    HUMBOLDT BANCORP AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF OPERATIONS

         For the years ended December 31, 1997, 1996 and 1995
                        (dollars in thousands)

                                                   1997      1996    1995

INTEREST INCOME
  Interest and fees on loans and leases            $15,961  $13,773  $11,391
  Interest and dividends on investment securities
     Taxable                                         2,700    1,687    2,773
     Exempt from Federal income tax                    569      577      366
     Dividends                                          83      102       91
  Interest on federal funds sold                       612      374      559
  Interest on deposits in other banks                  128       49       61
                                                   -------  -------  -------
                         Total Interest Income      20,053   16,562   15,241

INTEREST EXPENSE
  Interest on deposits                               6,973    5,501    5,195
  Interest on long-term debt and other borrowings       51       48       49
                                                   -------  -------  -------
                        Total Interest Expense       7,024    5,549    5,244
                                                   -------  -------  -------
                           NET INTEREST INCOME      13,029   11,013    9,997
  Provision for loan and lease losses                  773      533      792
                                                   -------  -------  -------
          NET INTEREST INCOME AFTER PROVISION
                 FOR LOAN AND LEASE LOSSES          12,256   10,480    9,205
OTHER INCOME
  Fees and other income                              6,911    4,285    2,629
  Service charges on deposit accounts                1,300      709      577
  Net (loss) gain on sale of loans                    (204)      75      194
  Net investment securities gains                      102      678      109
                                                   -------  -------  -------
                             Total Other Income      8,109    5,747    3,509
OTHER EXPENSES
   Salaries and employee benefits                    6,806    5,592    4,612
   Net occupancy and equipment expense               2,466    1,792    1,298
   Other expenses                                    6,224    3,941    3,239
                                                   -------  -------  -------
                           Total Other Expenses     15,496   11,325    9,149
                                                   -------  -------  -------
                     Income Before Income Taxes      4,869    4,902    3,565
   Provision for income taxes                        1,611    1,926    1,363
                                                   -------  -------  -------
                                     NET INCOME    $ 3,258  $ 2,976  $ 2,202
                                                   =======  =======  =======

                           NET INCOME PER SHARE      $2.08    $1.94    $1.44
                                                     =====    =====    =====

         NET INCOME PER SHARE---ASSUMING DILUTION    $1.78    $1.70    $1.33
                                                     =====    =====    =====


The accompanying notes are an integral part of these financial statements.

                      HUMBOLDT BANCORP AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

           For the years ended December 31, 1997, 1996 and 1995
                          (dollars in thousands)

                                                                             Unrealized
                                                                        (Losses)
                                                                        Gains On
                                                      Additional          Available-
                                   Common Stock       Paid-In   Retained   for-Sale
                                  SHARES     AMOUNT   CAPITAL   EARNINGS  SECURITIES TOTAL
Balance at January 1, 1995       1,147,941   $13,169             $  717   $ (316)    $13,570

10% stock dividend                 114,606     1,648             (1,648)
Fractional shares purchased                                          (3)                  (3)
Stock options exercised              3,962       35                                       35
Net income                                                        2,202                2,202
Change in unrealized gains on
  securities available-for-sale,
   net of applicable deferred
   income taxes of $803                                                    1,131       1,131
                                 ---------   -------   ----     -------   ------     -------
         BALANCE AT
  DECEMBER 31, 1995              1,266,509    14,852              1,268      815      16,935

10% stock dividend                 126,346     2,179             (2,179)
Fractional shares purchased                                          (5)                  (5)
Stock options exercised             17,912       148                                     148
Net income                                                        2,976                2,976
Change in unrealized gains on
   securities available-for-sale,
   net of applicable deferred
   income taxes of $323                                                     (454)       (454)
                                  ---------   -------   ----     -------   -----     -------
         BALANCE AT
  DECEMBER 31, 1996               1,410,767    17,179             2,060      361      19,600

10% stock dividend                  143,110     3,113            (3,113)
Fractional shares purchased                                          (5)                  (5)
Stock options exercised              22,665       203                                    203
Tax benefit of stock options
   exercised                                             $114                            114
Net income                                                        3,258                3,258
Change in unrealized gains on
   securities available-for-sale,
   net of applicable deferred
   income taxes of $274                                                      384         384
                                  ---------   -------   ----     ------    -----      ------
         BALANCE AT
  DECEMBER 31, 1997               1,576,542   $20,495   $114     $2,200    $ 745     $23,554
                                  =========   =======   ====     ======    =====     =======

The accompanying notes are an integral part of these financial statements.

                     HUMBOLDT BANCORP AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

          For the years ended December 31, 1997, 1996 and 1995
                         (dollars in thousands)
                                                1997      1996      1995
OPERATING ACTIVITIES
  Net income                                  $ 3,258   $ 2,976   $ 2,202
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Provision for loan and lease losses          773       533       792
     Depreciation                               1,565     1,041       762
     Gain on sale of investments                 (102)     (678)     (109)
     Amortization and other                     1,390       916       563
     Equity in income of subsidiary               (22)
     Decrease (increase) in loans held for
       sale                                        15     1,817    (1,558)
     Increase in interest receivable and
       other assets                            (1,422)     (520)   (1,256)
     Increase in interest payable and other
       liabilities                              1,913       122       794
                                              -------   -------   -------
                       NET CASH PROVIDED BY
                       OPERATING ACTIVITIES     7,368     6,207     2,190

INVESTING ACTIVITIES
  Net (increase) decrease in interest-
    bearing deposits with banks                (3,000)    1,100       107
  Net decrease (increase) in federal funds
    sold                                        3,050    (1,100)    1,520
  Proceeds from maturities and sales
    of investment securities available-for
    -sale                                      22,261    33,235    13,933
  Proceeds from maturities and sales of
    investment securities held-to-maturity                          6,175
  Purchases of investment securities
    available-for-sale                        (62,711)  (19,935)  (24,385)
  Purchases of investment securities held
    -to-maturity                                                  (10,457)
  Net increase in loans and leases            (15,491)  (30,289)  (21,890)
  Purchases of premises and equipment          (1,100)   (2,096)     (682)
  Investment in subsidiary                     (2,000)
  Proceeds from the sale of OREO                  139
  Premium paid on deposits purchased           (1,040)
  Purchases of life insurance policies                   (2,337)
                                              -------   -------   -------
                          NET CASH USED BY
                      INVESTING ACTIVITIES   (59,892)   (21,422)  (35,679)

FINANCING ACTIVITIES
  Net increase in deposit accounts             62,535    18,050    35,023
  Net proceeds from long-term debt and
    notes payable                               1,000        22
  Payments on long-term debt and notes
   payable                                        (14)      (34)      (11)
  Proceeds from issuance of common stock          203       148        35
  Fractional shares purchased                      (5)       (5)       (3)
                                              -------   -------   -------
                       NET CASH PROVIDED BY
                       FINANCING ACTIVITIES    63,719    18,181    35,044
                                              -------   -------   -------
                       NET INCREASE IN CASH
                         AND DUE FROM BANKS    11,195     2,966     1,555
  Cash and due from banks at beginning of year 10,247     7,281     5,726
                                              -------   -------   -------
                          CASH AND DUE FROM
                       BANKS AT END OF YEAR   $21,442   $10,247   $ 7,281
                                              =======   =======   =======
                                (Continued)

                      HUMBOLDT BANCORP AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

           For the years ended December 31, 1997, 1996 and 1995
                          (dollars in thousands)


                                               1997      1996       1995

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

  Cash paid during the year for:
    Interest expense                          $ 6,940   $ 5,535   $ 5,163
    Income taxes                              $ 1,809   $ 2,666   $ 1,859

SUPPLEMENTAL DISCLOSURES OF NONCASH
  ACTIVITIES:

   Stock dividend                             $ 3,113   $ 2,179   $ 1,648
   Net change in unrealized gains on
     securities available-for-sale            $   658   $  (777)  $ 1,934
   Net change in deferred income taxes on
      unrealized gains on securities available-
      for-sale                                $  (274)  $   323   $  (803)
   Deposit liabilities assumed in exchange
      for assets acquired in connection
      with purchase of branches               $    75             $ 1,879
   Loans transferred to OREO                  $    54    $  233



The accompanying notes are an integral part of these financial statements.

                     HUMBOLDT BANCORP AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    December 31, 1997, 1996 and 1995


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

The Bank was incorporated on March 13, 1989 and opened for business on September 13, 1989. The Bank operates under a California state charter, is a member of the Federal Reserve System and is subject to regulation, supervision and regular examination by the State Banking Department and Federal Reserve Board. The regulations of these agencies govern most aspects of the Bank's business. The accounting and reporting policies of the Bank conform with generally accepted accounting principles and general practices within the banking industry.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Bancorp and its wholly-owned subsidiary, the Bank. All material intercompany accounts and transactions have been eliminated.

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

                     HUMBOLDT BANCORP AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                    December 31, 1997, 1996 and 1995


NOTE A--SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Statement of Financial Accounting Standards (SFAS) No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, which became effective January 1, 1997, requires that, in relation to the sale of loans for which servicing is retained, the Bank recognize either a servicing asset or a servicing liability for the servicing contract. Upon the sale of the loans, the Bank would be required to allocate the previous carrying amount of the transferred assets between the loans sold and the servicing asset or liability based on their relative fair values at the date of transfer. The Bank determined that the value of its servicing assets and liabilities as a result of 1997 transfers were immaterial and, therefore, recorded 1997 sales based on the carrying amount of the loan.

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

                     HUMBOLDT BANCORP AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                    December 31, 1997, 1996 and 1995


NOTE A--SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loan origination fees and certain direct origination and acquisition costs are capitalized and recognized as an adjustment of the yield on the related loan or lease. Amortization is discontinued when the loan or lease is placed on nonaccrual status.

Beginning in 1997, credit card origination costs were deferred and netted against the related credit card fee, if any, and the net amount was amortized on a straight-line basis over the initial privilege period. Fees received and marketing costs incurred in connection with unsuccessful efforts to create credit card relationships were recorded as revenue and expense when the refundable period expired. Amounts paid to third-party direct marketing specialists related to successful efforts to create credit card relationships were deferred and netted against related fees and all other amounts are recorded as expenses in the period the services were performed. Annual service fees are deferred and amortized over the credit card privilege period.

ALLOWANCE FOR LOAN AND LEASE LOSSES: The allowance is maintained at a level which, in the opinion of management, is adequate to absorb probable losses inherent in the loan and lease portfolio. Credit losses related to off-balance-sheet instruments are included in the allowance for loan and lease losses except if the loss meets the criteria for accrual under Statement of Financial Accounting Standard No. 5, in which case the amount is accrued and reported separately as a liability. Management determines the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and leases and other pertinent factors. The allowance is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed quarterly and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Loans and leases deemed uncollectible are charged to the allowance. Provisions for losses and recoveries on loans and leases previously charged off are added to the allowance.

Commercial loans are considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Allowances on impaired loans are established based on the present value of expected future cash flows discounted at the loans effective interest rate or for collateral-dependent loans, on the fair value of the collateral. Cash receipts on impaired loans are used to reduce principal.

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

                     HUMBOLDT BANCORP AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                    December 31, 1997, 1996 and 1995


NOTE A--SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

INTANGIBLE ASSETS: The premiums paid to acquire the deposits of the McKinleyville, Arcata, Weaverville, Willow Creek, Loleta and Garberville branches were allocated to core deposit intangibles based on the results of valuation studies performed to determine the fair value of the deposit base acquired. Core deposit intangibles are being amortized over the estimated remaining life of the related deposits.

INVESTMENT IN SUBSIDIARY: The Bank, along with another bank, have formed a California corporation, Bancorp Financial Services, Inc. for the purpose of operating an equipment leasing company. In January 1997, the Bank contributed capital totaling $2,000,000 for a 50% interest in this corporation. The investment is accounted for using the equity method.

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

ADVERTISING:  Advertising costs are charged to operations in the year incurred.

                     HUMBOLDT BANCORP AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                    December 31, 1997, 1996 and 1995


NOTE A--SIGNIFICANT ACCOUNTING POLICIES (Continued)

NET INCOME PER SHARE: Net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock dividends. Net income per share--- assuming dilution is computed similar to net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Included in the denominator is the dilutive effect of stock options computed under the treasury method.

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


NOTE B--RESTRICTIONS ON CASH AND DUE FROM BANKS AND INTEREST-BEARING DEPOSITS IN OTHER BANKS

Cash and due from banks include amounts the Bank is required to maintain to meet certain average reserve and compensating balance requirements of the Federal Reserve. The total requirements at December 31, 1997 and 1996 were $6,060,000 and $4,711,000, respectively.

Interest-bearing deposits in other banks totaling $3,000,000 were pledged to MasterCard International as of December 31, 1997 to secure the full performance of all of the Bank's payment obligations to MasterCard in connection with the Bank's MasterCard membership.


NOTE C--INVESTMENT SECURITIES

The amortized cost of investment securities and their approximate fair values at December 31 were as follows (dollars in thousands):

                                        Amortized Unrealized Unrealized   Fair
                                           COST     GAINS     LOSSES     VALUE
December 31, 1997:

Available-for-Sale
  U.S. Government and agency securities  $ 2,996   $   11               $ 3,007
  Municipal securities                    12,190      581                12,771
  Collateralized mortgage obligations
    issued by U.S. government agencies    62,433      698   $   17       63,114
  Equity securities                        1,286        2                 1,288

          Total available-for-sale       $78,905   $1,292   $   17      $80,180
                                         =======   ======   ======      =======

                     HUMBOLDT BANCORP AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                    December 31, 1997, 1996 and 1995


NOTE C--INVESTMENT SECURITIES (Continued)

                                     Amortized Unrealized Unrealized    Fair
                                         COST     GAINS    LOSSES       VALUE
December 31, 1996:

Available-for-Sale
  U.S. Government and agency
    securities                                  $ 4,058    $ 58        $ 4,116
  Municipal securities                           10,172     333   $6    10,499
  Collateralized mortgage
    obligations issued by U.S.
    government agencies                           23,331    234    3    23,562
   Equity securities                               1,755      1          1,756
                                                 -------   ----   --   -------

        Total available-for-sale                 $39,316   $626   $9   $39,933
                                                 =======   ====   ==   =======

The maturities of investment securities at December 31, 1997 were as follows (dollars in thousands):

                                                           Amortized     Fair
                                                              COST      VALUE

Amounts maturing in:
      3 months or less                                           769   $   771
      Over three months through twelve months                  9,063     9,152
      After one year through three years                      22,299    22,499
      After three years through five years                    33,723    34,161
      After five years through fifteen years                   7,156     7,541
      After fifteen years                                      4,610     4,768
      Equity securities                                        1,285     1,288
                                                             -------   -------
                                                             $78,905   $80,180
                                                             =======   =======

The amortized cost and fair value of collateralized mortgage obligations are presented by average life in the preceding table. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Proceeds from sales of investment securities available-for-sale during 1997, 1996 and 1995 were $12,418,000, $27,766,000, and $4,914,000, respectively.
Gross gains and losses on those sales were $108,000 and $6,000 in 1997, $683,000 and $5,000 in 1996 and $154,000 and $45,000 in 1995, respectively.

In 1995, debt securities with an amortized cost of $15,545,000 were transferred from held-to-maturity to available-for-sale as a result of the Financial Accounting Standards Board allowing a one-time reassessment of the classification of securities under Statement of Financial Accounting Standards No. 115. The securities had an unrealized gain of approximately $436,000.

Investment securities with an amortized cost of approximately $2,002,000 and $2,045,000 and an approximate market value of $2,009,000 and $2,080,000 at
December 31, 1997 and 1996, respectively, were pledged to meet the requirements of the Federal Reserve and the U. S. Department of Justice.

                     HUMBOLDT BANCORP AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                    December 31, 1997, 1996 and 1995



NOTE C--INVESTMENT SECURITIES (Continued)

In addition, investment securities with an amortized cost of approximately $5,084,000 and $1,011,000 and an approximate market value of $5,173,000 and $1,025,000 at December 31, 1997 and 1996, respectively, were pledged to secure
public funds  and  other deposits.   Furthermore,  investment  securities  with
an amortized cost of approximately $2,179,000 and an approximate market value of $2,182,000 at December 31, 1997 were pledged as collateral for an advance from the Federal Home Loan Bank.


NOTE D--LOANS AND LEASE FINANCING RECEIVABLES

The components of loans and lease financing receivables in the balance sheets were as follows at December 31 (dollars in thousands):

                                                              1997      1996

    Real estate--construction and land development         $ 20,165   $ 21,205
    Real estate--commercial and agricultural                 65,772     61,030
    Real estate--family and multifamily residential          27,205     31,456
    Commercial, industrial and agricultural                  28,766     20,559
    Lease financing receivables, net of unearned
      income of $1,395,000 and $806,000 in
      1997 and 1996, respectively                             8,732      3,168
    Credit card receivables                                   7,062      2,021
    Consumer loans, net of unearned income of $15,000
      in 1997 and 1996                                        2,440      2,508
    State and political subdivisions 2,875
    Other                                                       502        850
                                                           --------   --------
                                                            160,644    145,672
    Deferred loan fees                                         (809)      (765)
    Allowance for loan and lease losses                      (2,371)    (2,146)
                                                           --------   --------
                                                           $157,464   $142,761
                                                           ========   ========

The maturity and repricing distribution of the loan and lease portfolio at December 31, 1997 and 1996, follows (dollars in thousands):
                                                              1997      1996

    Three months or less                                   $ 76,777   $ 70,260
    Over three months to twelve months                       10,904     18,324
    Over one year to three years                             24,119     15,570
    Over three years to five years                           16,517     10,662
    Over five years to fifteen years                         22,186     21,583
    Over fifteen years                                        9,303      9,055
                                                           --------   --------
                                                            159,806    145,454
   Nonaccrual loans                                             838        218
                                                           --------   --------
                                                           $160,644   $145,672
                                                           ========   ========

                     HUMBOLDT BANCORP AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                    December 31, 1997, 1996 and 1995


NOTE D--LOANS AND LEASE FINANCING RECEIVABLES (Continued)

At December 31, 1997 approximately $2,449,000 of the Bank's credit card receivables were secured by savings accounts.

At December 31, 1997, the recorded investment in loans for which impairment has been recognized in accordance with Statement No. 114 totaled $748,000, with a corresponding valuation allowance of $166,000. At December 31, 1996, the recorded investment in loans for which impairment has been recognized totaled $22,000, with a corresponding valuation allowance of $11,000. For the years ended December 31, 1997, 1996 and 1995, the average recorded investment in impaired loans was approximately $156,000, $247,000 and $267,000, respectively. In 1997 and 1996, the Bank recognized $5,000 and $2,000, respectively, of interest on impaired loans (during the portion of the year that they were impaired), all of which was recognized on the cash basis. In 1995, the Bank recognized $47,000 of interest on impaired loans (during the portion of the year that they were impaired), of which $43,000 was related to impaired loans for which interest income was recognized on the cash basis.

In addition, at December 31, 1997, 1996 and 1995, the Bank had other nonaccrual loans of approximately $97,000, $218,000 and $490,000 for which impairment had not been recognized. If interest on these loans had been recognized at the original interest rates, interest income would have increased approximately $5,000 in 1997, $12,000 in 1996 and $12,000 in 1995. The Bank has no
commitments to loan additional funds to the borrowers of impaired or nonaccrual loans.

The Bank receives fees for servicing retained on loans and leases sold and, during 1995, entered into an agreement to service for another bank a lease portfolio originated and owned by that bank. Loans and leases being serviced by the Bank for others were as follows at December 31 (dollars in thousands):

                                                 1997      1996       1995


    Loans                                      $123,232   $101,355   $93,230
    Lease financing receivables                     701      3,078     5,636
    Credit cards                                    904
                                               --------   --------   -------
                                               $124,837   $104,433   $98,866
                                               ========   ========   =======

                     HUMBOLDT BANCORP AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                    December 31, 1997, 1996 and 1995


NOTE D--LOANS AND LEASE FINANCING RECEIVABLES (Continued)

An analysis of the changes in the allowance for loan and lease losses is as follows for the years ended December 31 (dollars in thousands):

                                                    1997     1996     1995
   Beginning balance                               $2,146   $1,868   $1,331
      Provision for loan and lease losses             773      533      792
      Credit cards charged off                       (475)
      Leases charged off                             (124)    (132)    (254)
      Loans charged off                              (211)    (242)     (64)
      Credit card recoveries                           87
      Lease recoveries                                 34       34       49
      Loan recoveries                                 141       85       14
                                                   ------   ------   ------

   Ending balance                                  $2,371   $2,146   $1,868
                                                  =======   ======   ======

NOTE E--PREMISES AND EQUIPMENT

Components of premises and equipment included the following at December 31 (dollars in thousands):

                                                              1997    1996

   Land                                                     $1,042   $1,042
   Buildings and improvements                                3,269    3,211
   Furniture, fixtures and equipment                         3,656    3,803
   Leasehold improvements                                        9       82
                                                            ------  -------
                                                             7,976    8,138
   Accumulated depreciation                                 (2,341)  (2,074)
                                                            ------  -------
                                                            $5,635   $6,064
                                                           =======   ======

NOTE F--INVESTMENT IN SUBSIDIARY

The following information summarizes the activity of the subsidiary from inception in January 1997 through November 30, 1997 (in thousands):

   Balance sheet
      Assets                                                      $11,794
                                                                  =======
      Liabilities                                                 $ 7,750
      Equity                                                        4,044
                                                                  -------
                                                                  $11,794
                                                                  =======

                     HUMBOLDT BANCORP AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                    December 31, 1997, 1996 and 1995

NOTE F--INVESTMENT IN SUBSIDIARY (Continued)

   Income statement
      Revenues                                                   $ 1,018
      Expenses                                                       974
                                                                 -------
       Net income                                                     44
                                                                 x    50%
                                                                 -------
      Bank's share of net income                                 $    22
                                                                 =======

NOTE G--INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following at December 31 (dollars in thousands):

                                                          1997        1996


   Negotiable order of withdrawal (NOW)                   $ 21,575  $ 16,476
   Savings and money market                                 52,380    41,305
   Time, $100,000 and over                                  40,643    26,432
   Other time                                               69,821    57,951
                                                          --------  --------
                                                          $184,419  $142,164
                                                          ========  ========

Interest expense on these deposits for the years ended December 31 is as follows (dollars in thousands):

                                                  1997      1996      1995


   NOW                                           $  190   $  162   $  171
   Savings and money market                       1,327    1,082      994
   Time, $100,000 and over                        1,803    1,245    1,162
   Other time                                     3,653    3,012    2,868
                                                 ------   ------   ------
                                                 $6,973   $5,501   $5,195
                                                 ======   ======   ======

The maturities of time deposits at December 31, 1997 are as follows (dollars in thousands):

   Three months or less                               $ 40,755
   Over three months through twelve months              55,905
   Over one year through three years                    13,170
   Over three years                                        634
                                                      --------
                                                      $110,464
                                                      ========

                     HUMBOLDT BANCORP AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                    December 31, 1997, 1996 and 1995


NOTE H--LINE OF CREDIT

The Bank has uncommitted federal funds lines of credit agreements with two financial institutions. The maximum borrowings available under the lines totaled $10,467,000. Availability of this line is subject to federal funds balances available for loan and continued borrower eligibility. The line is intended to support short-term liquidity, and cannot be used for more than ten consecutive business days or more than twelve times during a given thirty day period. At December 31, 1997 there were no borrowings outstanding under the agreements.


NOTE I--LONG-TERM DEBT

The Bank has two advances totaling $1,761,000 from the Federal Home Loan Bank at December 31, 1997. One advance totaling $761,000 is due in monthly installments of principal and interest, at 6.19%, of approximately $5,000 through February 15, 2004. Specific mortgage loans, with a balance of approximately $1,493,000 at December 31, 1997, were held as collateral for this advance. The other advance of $1,000,000 is due at maturity on December 31, 2007. Interest is due semi-annually at 6.18%. Investment securities with an amortized cost of $2,179,000 and approximate fair value of $2,182,000 at December 31, 1997, were held as collateral for this advance.

Scheduled principal repayments of long-term debt, assuming no changes in their terms, for the five years ending December 31, 2002 are as follows (dollars in thousands):

                1998                               $14
                1999                                16
                2000                                17
                2001                                18
                2002                                20

NOTE J--FEES AND OTHER INCOME

Fees and other income consisted of the following for the years ended December 31 (dollars in thousands):

                                                  1997      1996      1995


   Merchant credit card processing fees          $ 3,906  $ 2,508  $ 1,560
   Lease residuals and rentals                     1,306      752      341
   Credit card program fees                          778      169        4
   Loan and lease servicing fees                     346      370      369
   Fees for customer services                        291      287      224
   Earnings on life insurance                        195      142      127
   Other (none exceeding 1% of revenues)              89       57        4
                                                 -------  -------  -------
                                                 $ 6,911  $ 4,285  $ 2,629
                                                 =======  =======  =======

                     HUMBOLDT BANCORP AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                    December 31, 1997, 1996 and 1995

NOTE K--OTHER EXPENSES

Other expenses consisted of the following for the years ended December 31 (dollars in thousands):

                                                   1997     1996      1995

   Professional and other outside
      services                                    $1,342   $  693   $  503
   Credit card program                             1,021      170
   Stationery, supplies and postage                  887      542      492
   Merchant credit card program                      822      434      384
   Telephone and travel                              478      424      267
   Amortization of core deposit intangible           426      372      403
   Advertising                                       265      235      194
   Development                                       242      129      120
   Data processing and ATM fees                      170      199      174
   FDIC and other insurance                          164      480      348
   Other (none exceeding 1% of revenues)             407      263      354
                                                  ------   ------   ------
                                                  $6,224   $3,941   $3,239
                                                  ======   ======   ======

NOTE L--INCOME TAXES

The components of income tax expense included in the statements of operations were as follows for the years ended December 31 (dollars in thousands):

                                                     1997     1996     1995
   Currently payable
      Federal                                       $1,704   $1,757   $1,419
      State                                            609      624      422
                                                    ------   ------   ------
                                                     2,313    2,381    1,841
   Deferred tax benefit
      Federal                                         (519)    (324)    (391)
      State                                           (183)    (131)     (87)
                                                    ------   ------   ------
                                                      (702)    (455)    (478)
                                                    ------   ------   ------

   Net provision for income taxes                   $1,611   $1,926   $1,363
                                                    ======   ======   ======

A reconciliation of income taxes computed at the federal statutory rate of 34% and the provision for income taxes for the years ended December 31 are as follows (dollars in thousands):

                     HUMBOLDT BANCORP AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                    December 31, 1997, 1996 and 1995


NOTE L--INCOME TAXES (Continued)

                                                    1997     1996     1995

   Income tax at Federal statutory rate            $1,655   $1,667   $1,212
      State franchise tax, less federal
       income tax benefit                             348      366      266
      Interest on municipal obligations exempt
       from Federal tax                              (176)    (193)    (111)
      Non statutory stock option expense                       (91)      (9)
      Interest on enterprise zone loans exempt
       from State tax                                 (46)     (58)     (59)
      Life insurance earnings and expenses            (93)     (20)     (24)
      Deferred tax asset valuation allowance
       change                                        (114)     252       82
      Other differences                                37        3        6
                                                   ------   ------   ------
   Provision for income taxes                      $1,611   $1,926   $1,363
                                                   ======   ======   ======

The tax effects of temporary differences that give rise to the components of the net deferred tax asset recorded as an other asset as of December 31 were as follows (dollars in thousands):

                                                    1997     1996     1995

   Deferred tax assets:
      Allowance for loan and lease losses          $ 795    $ 769    $ 674
      Nonqualified benefit plans                     663      429      296
      Deferred loan fees                             333      317      255
      State franchise taxes                          207      212      144
      Depreciation                                   323      179      118
      Merchant Bankcard program                      280      182       83
      Core deposit intangible amortization           200      107       26
      Deferred credit card fees                       89
      Other                                           61       37       31
                                                  ------   ------    -----
                  Total deferred tax assets        2,951    2,232    1,627

      Valuation allowance for
       deferred tax assets                          (304)    (418)    (166)
                                                  ------   ------   ------
             Deferred tax assets recognized        2,647    1,814    1,461

   Deferred tax liabilities:
      Unrealized securities holding gains            530      257      579
      Market discount accretion                                        104
      Core deposit intangible amortization            36
      Other                                           25       42       44
                                                  ------   ------   ------
             Total deferred tax liabilities          591      299      727
                                                  ------   ------   ------
                     Net deferred tax asset       $2,056   $1,515   $  734
                                                  ======   ======   ======

                     HUMBOLDT BANCORP AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                    December 31, 1997, 1996 and 1995


NOTE L--INCOME TAXES (Continued)

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

Income taxes (payable) receivable were $(202,000) and $300,000 at December 31, 1997 and 1996, respectively. The income tax expense related to net investment securities gains was $42,000, $281,000 and $45,000 during 1997, 1996 and 1995, respectively.


NOTE M--EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted per-share computations for the years ended December 31:

                                             Income       Shares     Per-Share
                                           (NUMERATOR)  (DENOMINATOR)  AMOUNTS
                                          (in thousands)
1997:
Earnings per share
  Income available to common stockholders   $ 3,258      1,569,498      $2.08
                                                                        =====
Effect of dilutive securities
  Stock options                                            260,449
                                            -------      ---------
Earnings per share--assuming dilution
  Income available to common stockholders   $ 3,258      1,829,947      $1.78
                                            =======      =========      =====

1996:
Earnings per share
  Income available to common stockholders   $ 2,976      1,533,071      $1.94
                                                                        =====
Effect of dilutive securities
  Stock options                                            213,197
                                            -------      ---------
Earnings per share--assuming dilution
  Income available to common stockholders   $ 2,976      1,746,268      $1.70
                                            =======      =========      =====

                     HUMBOLDT BANCORP AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                    December 31, 1997, 1996 and 1995


NOTE M--EARNINGS PER SHARE (Continued)

                                              Income       Shares     Per-Share
                                           (NUMERATOR)  (DENOMINATOR)  AMOUNTS
                                         (in thousands)
1995:
Earnings per share
  Income available to common stockholders   $ 2,202      1,528,913      $1.44
                                                                        =====
Effect of dilutive securities
  Stock options                                            121,128
                                            -------      ---------
Earnings per share-assuming dilution
  Income available to common stockholders   $ 2,202      1,650,041      $1.33
                                            =======      =========      =====

Options to purchase 901 shares of common stock at $31 per share were outstanding at December 31, 1997 and 1996 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.


NOTE N--BENEFIT PLANS

RETIREMENT PLAN: The Bank has a defined contribution retirement plan covering substantially all of the Bank's employees. Bank contributions to the plan are made at the discretion of the Board of Directors in an amount not to exceed the maximum amount deductible under the profit sharing plan rules of the Internal Revenue Service. Employees may elect to have a portion of their compensation contributed to the plan in conformity with the requirements of Section 401(k) of the Internal Revenue Code. Salaries and employee benefits expense includes Bank contributions to the plan of $134,000 during 1997, $98,000 during 1996 and $61,000 during 1995.

DIRECTOR FEE PLAN: The Bancorp has adopted the Humboldt Bank Director Fee Plan (the "Fee Plan"). The Fee Plan permits each Bank director to elect to receive his/her director's fees in the form of Bancorp common stock, cash, or a combination of Bancorp common stock and cash, and to elect to defer the receipt of any of the foregoing until the end of his/her term as a Bank director. If deferral is elected, the amount of the director's fees shall be credited to an account on behalf of the director, however, such crediting shall constitute a mere promise on the part of the Bank and Bancorp to pay/distribute on this account. The account is otherwise unsecured, unfunded and subject to the general claims of creditors of the Bank and Bancorp. The Fee Plan provides for the issuance of up to 40,000 shares of Bancorp common stock. The amount of such fees deferred in 1997 and 1996 totaled $43,000 and $20,000, respectively. At December 31, 1997 and 1996, the liability for amounts due under this plan totaled $63,000 and $20,000, respectively, or approximately 3,000 and 1,000 shares of stock.

EMPLOYEE STOCK BONUS PLAN: The Bancorp has an Employee Stock Bonus Plan which is funded annually at the sole discretion of the Board of Directors. Funds are invested in Bancorp stock, when available, and is purchased at the current market price on behalf of all employees except the executive officers of the Bank. The compensation cost recognized for 1997, 1996 and 1995 was $20,000 each year.

                     HUMBOLDT BANCORP AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                    December 31, 1997, 1996 and 1995


NOTE O--STOCK OPTION PLAN

At December 31, 1997, the Bancorp has a stock-based compensation plan consisting of a fixed stock option plan which is described below. The Bancorp applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Bancorp's stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, the Bancorp's net income and net income per share would have been adjusted to the pro forma amounts indicated below (dollars in thousands):

                                                     1997     1996     1995

   Net income
      As reported                                  $3,258   $2,976   $2,202
      Pro forma                                     3,194    2,946    2,189

   Net income
      As reported                                    2.08     1.94     1.44
      Pro forma                                      2.04     1.92     1.43

   Net income per share--assuming dilution
      As reported                                    1.78     1.70     1.33
      Pro forma                                      1.80     1.73     1.32

The Bancorp has a stock option plan under which incentive and nonstatutory stock options, as defined under the Internal Revenue Code, may be granted. Options representing 87,484 shares of the Bancorp's issued and outstanding no par value common stock may be granted under the plan by the Board of Directors to directors, officers and key, full-time employees at an exercise price not less than the fair market value of the shares on the date of grant. Options representing 307,051 shares of the Bancorp's issued and outstanding common stock may be granted under the Humboldt Bank Stock Option Plan. Options may have an exercise period of not longer than 10 years and the options are subject to a graded vesting schedule of 33% per year for incentive stock options and 20% per year for nonstatutory stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1995, 1996 and 1997, respectively; dividend yield of zero for all years; expected volatility of 9.40 percent for 1995 and 1996 and 10.69 percent for 1997; risk-free interest rates of 6.58 percent for 1995, 5.54 percent and 6.29 percent for 1996 and 5.85 percent and 6.48 percent for 1997 for the incentive options; risk-free interest rates of 6.95 percent for 1995, 5.85 percent and 6.65 percent for 1996 and 5.86 percent and 6.87 percent in 1997 for the nonstatutory options; and expected lives of 10 years for the incentive options for all years and 5 years for the nonstatutory options granted in 1995 and 1996 and 10 years for nonstatutory options granted in 1997.

                     HUMBOLDT BANCORP AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                    December 31, 1997, 1996 and 1995


NOTE O--STOCK OPTION PLAN (Continued)

A summary of stock option activity, adjusted to give effect to stock dividends follows:

                                             INCENTIVE  STOCK  OPTIONS
                            1997                   1996                 1995

                    Weighted-              Weighted-           Weighted-
                     Average                Average             Average
                    Exercise               Exercise            Exercise
                      PRICE    SHARES        PRICE    SHARES     PRICE    SHARES

Shares under option
  at beginning of
  year               $ 8.39   193,620      $ 8.02     179,971   $ 7.92   174,013

Options granted       25.90    33,150       13.23      13,916    10.80     5,957

Options exercised     10.03    (1,419)

Options expired       13.27      (977)      10.52        (267)
                              -------                 -------            -------
Shares under option
  at end of year              224,374        8.39     193,620     8.02   179,970
                              =======                 =======            =======
Options exercisable
  at end of year              180,518                 168,867            154,921

Weighted-average
  fair value of
  options granted
  during the year              $12.22                   $7.05              $7.13

                     HUMBOLDT BANCORP AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                    December 31, 1997, 1996 and 1995


NOTE O--STOCK OPTION PLAN (Continued)

                                    NONSTATUTORY STOCK OPTIONS

                               1997              1996               1995
                    Weighted-           Weighted-            Weighted-
                     Average             Average              Average
                    Exercise            Exercise             Exercise
                     PRICE     SHARES    PRICE      SHARES    PRICE      SHARES
Shares under option
  at beginning of
  year               $10.18    150,344   $ 8.92    148,168   $ 8.34    121,900
Options granted       30.68     11,000    16.05     21,879    10.80     35,917

Options exercised      8.04    (23,517)    7.55    (19,703)    7.39     (4,794)

Options expired                                               15.03     (4,855)
                               -------             -------             -------
Shares under option
  at end of year               137,827    10.18    150,344     8.92    148,168
                               =======             =======             =======
Options exercisable
  at end of year               115,893             102,455              87,496

Weighted-average
  fair value of
  options granted
  during the year    $13.72              $ 4.84              $ 4.04

The   following   table   summarizes  information  about  fixed  stock  options
outstanding at December 31, 1997:

                                                OPTIONS   OUSTANDING
                                             Weighted-Average
    Range of                       Number       Remaining      Weighted-Average
EXERCISE PRICES                 OUTSTANDING  CONTRACTUAL LIFE  EXERCISE PRICE

$5.91 to $9.77                     182,908      4.3 years        $  7.38
$10.52 to $19.77                   147,793      7.1 years          12.24
$27.50 to $31.00                    31,500     10.0 years          30.40
                                   -------
$5.91 to $31.00                    362,201      6.9 years          11.37
                                   =======

                                                   OPTIONS EXERCISABLE
    Range of                                     Number     Weighted-Average
EXERCISE PRICES                               EXERCISABLE    EXERCISE PRICE

$5.91 to $9.77                                    182,908        $  7.38
$10.52 to $19.77                                  111,300          11.09
$27.50 to $31.00                                    2,200          30.68
                                                  -------
$5.91 to $31.00                                   296,408           8.94
                                                  =======

                      HUMBOLDT BANCORP AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                     December 31, 1997, 1996 and 1995


NOTE P--RELATED PARTY TRANSACTIONS

The Bank has entered into transactions with its directors, executive officers and their affiliates and a subsidiary of the Bank (related parties). The following is a summary of the aggregate activity involving related party borrowers at December 31, 1997 and 1996 (dollars in thousands):

                                                       1997          1996

    Loans outstanding at beginning of year            $3,624        $3,851
    Loan disbursements                                 4,693         1,178
    Loan repayments                                   (2,099)       (1,405)
                                                      ------        ------
    Loans outstanding at end of year                  $6,218        $3,624
                                                      ======        ======

At December 31, 1997 and 1996, commitments to related parties of approximately $1,245,000 and $677,000 were undisbursed.

Deposits received from directors and officers totaled $2,013,000 and $2,114,000 at December 31, 1997 and 1996, respectively.

The Bank purchased insurance services from a business owned by a member of a director's immediate family totaling $114,000 in 1997 and $75,000 in 1996. The Bank made payments totaling $50,000 in 1997 and $23,000 in 1996 to a travel business owned by a director. Payments under contracts with directors' companies for premises remodeling, repair and engineering services totaled $14,800 in 1997 and $17,000 in 1996. The Bank purchased computer equipment and office furniture from businesses owned by members of executive officers' immediate families totaling $17,000 in 1997 and $5,700 in 1996. The Bank paid fees for payroll services totaling $11,000 in 1997 and $7,000 in 1996 to a business with which a director is associated. In 1997, the Bank entered into a long term lease for a branch office with a company owned by a director. Payments on the lease during 1997 totaled $13,000.

During 1997, the Bank purchased  leases that were originated by its subsidiary,
Bancorp  Financial  Services.   These  outstanding  lease  receivable  balances
totaled $6,138,000 at December 31, 1997.


NOTE Q--COMMITMENTS AND CONTINGENT LIABILITIES

POSTEMPLOYMENT  BENEFIT  PLANS AND  LIFE  INSURANCE  POLICIES:   The  Bank  has
purchased single premium life insurance policies in connection with the implementation of salary continuation and deferred compensation plans for certain key employees. The policies provide protection against the adverse financial effects from the death of a key employee and provide income to offset expenses associated with the plans. The specified employees are insured under the policies, but the Bank is the owner and beneficiary. At December 31, 1997 and 1996, the cash surrender value of these policies totaled approximately $4,810,000 and $4,583,000, respectively.

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

                     HUMBOLDT BANCORP AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                    December 31, 1997, 1996 and 1995


NOTE Q--COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

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

LEASE COMMITMENTS: The Bank leases five sites under noncancelable operating leases expiring in October 1998, July 1999, February 2006, May 2006 and September 2007. The lease expiring in October 1998 requires annual adjustments to the base rent each November 1 for changing price indices. The lease expiring in February 2006 requires adjustments to the base rent after two years for changing price indices with a maximum annual increase of five percent and includes an option to renew for two consecutive five-year terms. The lease expiring in May 2006 for a supermarket branch office has contingent monthly rental payments based on a customer count up to a maximum of $2,030 per month and 15,000 customers and is not subject to future decreases once this maximum is reached. The Bank reached this maximum as of December 31, 1996. This lease also contains an option to renew for two consecutive five-year terms. The lease expiring September 2007 is renewable for two consecutive five-year periods and requires adjustment every September 1 based on changing price indices.

As of December 31, 1997, future minimum lease payments under noncancelable operating leases are as follows (dollars in thousands):

                                                          Lease
                                                      COMMITMENT
    Year ended December 31:
       1998                                             $ 150
       1999                                               120
       2000                                               109
       2001                                               109
       2002                                               109
       Thereafter                                         387
                                                        -----

                  Total minimum lease commitments       $ 984
                                                        =====

Rent expense for the years ended December 31, 1997, 1996 and 1995 totaled $128,000, $94,000 and $24,000, respectively. Sublease rental income was $4,000 in 1997, and $14,000 in 1996 and 1995.

                     HUMBOLDT BANCORP AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                    December 31, 1997, 1996 and 1995


NOTE Q--COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

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

                                                  Contractual Amounts
                                                    1997     1996

      Commitments to extend credit               $ 32,616  $ 30,068
      Credit card arrangements                     10,695     5,033
      Standby letters of credit                     3,927     3,399

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, certificates of deposits and income-producing commercial properties. At December 31, 1997, approximately $1,484,000 of the Bank's undisbursed credit card commitments were secured by deposit accounts. A portion of the undisbursed credit card commitments also were secured by deposit accounts at December 31, 1996.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. All letters of credit are short-term guarantees with no guarantees extending more than two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending facilities to customers. The Bank holds assigned deposit accounts as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 1997 and 1996 varies from zero to 100%; the average amount collateralized is approximately 37% in 1997 and 44% in 1996. None of these letters of credit were utilized during 1997 or 1996.

The Bank has not incurred any losses on its commitments in 1997, 1996 or 1995.

MERCHANT CREDIT AND DEBIT CARD SALES PROCESSING: The Bank processes the settlement of credit and debit card sales for merchants located throughout the continental United States, Alaska, Hawaii and Puerto Rico. The process involves collecting funds from the card issuing bank and crediting the merchant accounts in exchange for a merchant discount and other processing fees. The more significant areas of risk associated with this process includes the risk that funds due from the card issuing bank will be uncollectible, that significant fines may be assessed for violations of VISA or MasterCard rules or that the merchant will be unable to absorb chargebacks, deliver

                     HUMBOLDT BANCORP AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                    December 31, 1997, 1996 and 1995



NOTE Q--COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

products due to insolvency or may commit fraud. To protect the Bank from losses, cash reserves have been established by withholding a percentage of merchant processing volume. In addition, the Bank has accrued a liability to cover losses, if any, in excess of the merchant reserves of $680,000 and $440,000 at December 31, 1997 and 1996, respectively. However, the Bank has not incurred any such losses since the inception of this program. The Bank processed approximately $1.5 billion of credit and debit card sales for merchants during 1997.

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


NOTE R--CONCENTRATIONS OF CREDIT RISK

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

In addition to the types of loans as set forth in Note D, the Bank has concentrations in out-of-area participation loans, motel loans and construction loans. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers. The Bank, as a matter of policy, does not extend credit to any single borrower or group of related borrowers on a secured basis in excess of 25% of its unimpaired capital (shareholders' equity plus the allowance for loan and lease losses) and on an unsecured basis in excess of 15% of its unimpaired capital.

The Bank places its cash investments primarily in financial instruments backed by the U.S. Government and its agencies or by high quality financial institutions or corporations. At December 31, 1997 and 1996, approximately 15% and 34%, respectively, of the Bank's net worth was invested in federal funds sold to a New York and a Chicago bank. In addition, at December 31, 1997, the Bank had deposits in federally insured banks in excess of federally insured limits by $4,567,000.


NOTE S--REGULATORY MATTERS

Banking regulations limit the amount of cash dividends that may be paid without prior approval of the Bank's regulatory agency. Cash dividends are limited to the lesser of retained earnings, if any, or net income for the last three years, net of the amount of any other distributions made to shareholders during such periods. As of December 31, 1997, $6,877,000 was available for cash dividend distribution without prior approval.

                     HUMBOLDT BANCORP AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                    December 31, 1997, 1996 and 1995


NOTE S--REGULATORY MATTERS (Continued)

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minium capital requirements can initiate certain mandatory---and possible additional discretionary---actions by regulators that, if undertaken, could have a direct material effect on the
Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1997, the most recent notification from the Federal Reserve Bank (FRB) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank's actual capital amounts and ratios are also presented in the table.

                                                                 To Be Well
                                                                 Capitalized
                                                                 Under Prompt
                                                For Capital       Corrective
                                                  Adequacy           Action
                                   Actual         Purposes         Provisions
                              AMOUNT   RATIO   AMOUNT   RATIO   AMOUNT   RATIO
                                               (in thousands)
As of December 31, 1997:
  Total Capital
    (to Risk Weighted Assets) $23,118  12.02%  >$15,381  >8.0%  >$19,226  >10.0%
  Tier I Capital
    (to Risk Weighted Assets) $20,747  10.79%   >$7,690  >4.0%  >$11,536  >6.0%
  Tier I Capital
    (to Average Assets)       $20,747   7.38%  >$11,238  >4.0%  >$14,047  >5.0%
As of December 31, 1996:
  Total Capital
    (to Risk Weighted Assets) $20,191  12.60%  >$12,823  >8.0%  >$16,029  >10.0%
  Tier I Capital
    (to Risk Weighted Assets) $18,186  11.35%  >$6,412   >4.0%  >$9,617   >6.0%
  Tier I Capital
    (to Average Assets)       $18,186   8.53%  >$8,531   >4.0%  >$10,664  >5.0%

During June 1997, the FRB of San Francisco conducted a Consumer Compliance and Community Reinvestment Act (CRA) Examination. The revised report of the FRB was issued in November 1997 indicating that the Bank was rated "unsatisfactory" relative to consumer compliance, and "needs to improve" relative to CRA. The Bank has filed an appeal with the FRB of San Francisco contesting the ratings given.

                     HUMBOLDT BANCORP AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                    December 31, 1997, 1996 and 1995


NOTE T--CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

Condensed balance sheets as of December 31, 1997 and 1996 and the related condensed statements of operations and cash flows for the years then ended for Humboldt Bancorp (parent company only) are presented as follows (there was no parent company activity during 1995):

                        Condensed Balance Sheets

                                                          DECEMBER   31
                                                       1997           1996

      Assets
        Cash                                         $   504      $   104
        Other assets                                      13           17
        Investment in subsidiary                      22,292       19,118
                                                     -------      -------
                                                     $22,809      $19,239
                                                     =======      =======
      Stockholders' equity
        Common stock                                 $20,495      $17,179
        Additional paid-in capital                       114
        Retained earnings                              2,200        2,060
                                                     -------      -------
                                                     $22,809      $19,239
                                                     =======      =======


                   Condensed Statements of Operations

                                                    YEAR ENDED DECEMBER 31
                                                     1997            1996

      Income                                        $    2       $    1
      Expenses                                          24           20
                                                    ------       ------
      Loss before taxes                                (22)         (19)
      Tax benefit (expense)                            106           (3)
                                                    ======       ======
      Income (loss) before equity in income of
        subsidiary                                      84          (22)
      Equity in undistributed income of
        subsidiary                                   3,174        2,998
                                                    ------       ------
      Net income                                    $3,258       $2,976
                                                    ======       ======

                     HUMBOLDT BANCORP AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                    December 31, 1997, 1996 and 1995


NOTE T--CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (Continued)

                   Condensed Statements of Cash Flows

                                                        YEAR ENDED DECEMBER 31
                                                           1997           1996

    Operating activities:
      Net income                                           $ 3,258     $ 2,976
      Adjustments to reconcile net income to net cash
        used by operating activities:
      Equity in undistributed income of subsidiary          (3,174)     (2,998)
      Amortization                                               4           4
      Increase in other assets                                             (21)
                                                           -------     -------
         Net cash provided (used) by operating activities       88         (39)

    Investing activities:
      Reimbursement from subsidiary                            114
                                                           -------     -------
         Net cash provided by investing activities             114

    Financing activities:
      Proceeds from note payable                                            22
      Payments on note payable                                             (22)
      Cash paid for fractional shares                           (5)         (5)
      Proceeds from issuance of common stock                   203         148
                                                           -------     -------
          Net cash provided by financing activities            198         143
                                                           -------     -------
                                 Net increase in cash          400         104
                            Cash at beginning of year          104
                                                           -------     -------
                                  Cash at end of year      $   504     $   104
                                                           =======     =======


NOTE U--FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The estimated fair values of the Bancorp's financial instruments are as follows at December 31 (dollars in thousands):

                     HUMBOLDT BANCORP AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                    December 31, 1997, 1996 and 1995


NOTE U--FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

                                          1997              1996
                                          Estimated             Estimated
                                Carrying     Fair     Carrying     Fair
                                 AMOUNT     VALUE      AMOUNT     VALUE
Financial assets:
  Cash and due from banks      $ 21,442   $ 21,442   $ 10,247   $ 10,247
  Interest-bearing deposits
    in other banks                3,020      3,020         20         20
  Federal funds sold              3,520      3,520      6,570      6,570
  Investment securities          80,180     80,180     39,933     39,933
  Loans and leases held for
     sale                            48         48         63         63
  Loans and lease financing
     receivables, net           157,464    157,085    142,761    141,891
   Accrued interest receivable    1,699      1,699      1,271      1,271
   Cash surrender value of life
     insurance                    4,810      4,810      4,583      4,583


Financial liabilities:
   Deposits                     255,186    255,204    192,576    192,849
   Accrued interest payable         319        319        236        236
   Long-term debt                 1,761      1,761        775        775

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

                     HUMBOLDT BANCORP AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                    December 31, 1997, 1996 and 1995


NOTE U--FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

    Off-balance sheet instruments: Off-balance sheet commitments consist of commitments to extend credit, credit card arrangements and standby letters of credit. The contract or notional amounts of the Bank's financial instruments with off-balance-sheet risk are disclosed in Note Q. Estimating the fair value of these financial instruments is not considered practicable due to the immateriality of the amounts of fees collected, which are used as a basis for calculating the fair value, on such instruments.