Form 10QSB
period 1998-09-30
HUMBOLDT BANCORP
filed 1998-11-12
CIK 1008554

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 1998


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

     X      Yes                    No


Number of shares common stock outstanding at September 30, 1998 was: 1,778,887

                         PART I - FINANCIAL INFORMATION


ITEM 1 -       Financial Statements

The information required by Item 310(b) of Regulation S-B is attached hereto as Exhibit A.

Item 2 -       Management's Discussion and Analysis or Plan of Operation

On November 10, 1995, the shareholders of Humboldt Bank (the "Bank") approved a Plan of Reorganization by and between the Bank, Humboldt Merger Company and Humboldt Bancorp (the "Company") whereby the Bank became a wholly owned subsidary of the Company. The reorganization became effective January 2, 1996. On April 1, 1998, Bancorp Financial Services, a small ticket leasing company, jointly owned by Humboldt Bank and Tehema Bank, was transferred from the Bank to the Company. The business operation of the Company is conducted through its wholly owned subsidary, Humboldt Bank, and through a 50% ownership with Tehema Bank of Bancorp Financial Services. Therefore the following discussion, covering the nine months period ended September 30, 1998, analyzes the financial condition and results of operations of both the Bank and Bancorp Financial Services on a consolidated basis. Prior to 1996, the Bank filed its periodic reports under the Securities Exchange Act of 1934 with the Federal Reserve Board.

Changes in Financial Condition

During the nine month period ended September 30, 1998, deposits increased $22.1 million or 8.7% to $277.3 million. During the same period, total loans increased $20.6 million or 12.9% to $180.4 million, as a result of increases in real estate loans, commercial industrial and agricultural loans, lease financing loans and other loans, which increases were partially offset by a small decrease in consumer loans. Loans held for sale increased $3.2 million. The increase in deposits and loans is attributable to internal factors and is not the result of acquisitions.

At September 30, 1998, deposits had increased $28.5 million or 11.4% from $248.8 million at September 30, 1997. Total loans had increased $23.3 million or 14.8% from $157.1 million at September 30, 1997. The increase in deposits and loans is attributable to internal factors and is not the result of acquisitions.

At September 30, 1998, investment securities had decreased $0.7 million or 0.9% to $79.4 million. The small decrease is attributable to an increase in federal funds sold. Excess funds continue to be invested in federal funds on a daily basis.

At September 30, 1998, investments had increased $8.2 million or 11.6% from $71.2 million at September 30, 1997. The increase in investments is attributable to deposits increasing more than loans and to a small decrease in federal funds sold.

During the nine month period ending September 30, 1998, past due and non-accrual loans decreased to $1.8 million (0.6% of total assets), compared with $3.1 million (1.1% of total assets) at December 31,

1997. The Company's allowance for loan losses at September 30, 1998 was 1.5% of loans and leases which compared with 1.5% at December 31, 1997.

At September 30,1998, past due and non-accrual loans had decreased $0.7 million or 28.0% from $2.5 million at September 30, 1997. The Company's allowance for loan losses at September 30, 1998 was 1.5% of loans and leases which compared with 1.4% at September 30, 1997.

Earnings Summary

Net income for the nine months ended September 30, 1998 was $2,811,000 or $1.59 per share (diluted $1.38 per share), compared with net income of $2,109,000 or $1.23 per share (diluted $1.07 per share) in the same period a year ago. This can be attributed to increases in interest income ($3,292,000 or 22.7%), and increases in non-interest income ($3,157,000 or 57.9%) offset by increases in interest expense ($884,000 or 17.8%), loan loss provision ($1,076,000 or 231.4%), non-interest expenses ($3,038,000 or 26.6%), taxes ($647,000 or 60.3%)
and a decrease in realized gain on sale of securities ($102,000 or 100%).

Net income for the three months ended September 30, 1998 was $1,108,000 or $0.63 per share (diluted $0.54 per share), compared with net income of $773,000 or $0.46 per share (diluted $0.39 per share) in the same three month period a year ago. This can be attributed to increases in interest income ($708,000 or 13.2%), and increases in non-interest income ($1,359,000 or 67.5%), offset by increases in interest expense ($123,000 or 6.7%), loan loss provision ($402,000 or 349.6%), non-interest expenses ($830,000 or 19.0%), taxes ($321,000 or 93.3%)
and a decrease in realized gain on sale of securities ($56,000 or 100%).

Net Interest Income

Total interest income increased $3,292,000 or 22.7% for the nine months ended September 30, 1998, compared with the prior year. During the same period, interest expense increased $884,000 or 17.8%. Net interest income for the nine months ended September 30, 1998 was $11.9 million and $9.5 million for the period ended September 30, 1997. Average loans and leases as a percentage of average earning assets was 65.1% during the nine months ended September 30, 1998, compared with 69.9% a year earlier. The average balance of other earning assets as a percentage of average earning assets was 34.9% during the nine months ended September 30, 1998, compared with 30.1% a year earlier.

Total interest income increased $708,000 or 13.2% for the three months ended September 30, 1998, and interest expense increased $123,000 or 6.7% compared with the same three month period in the prior year. Net interest income for the three months ended September 30, 1998 was $4.1 million and $3.5 million for the three months ended September 30, 1997. The increase in interest income is attributable to increased interest and fees on loans ($ 0.8 million), offset by small decreases in interest on deposits in banks, interest and dividends on securities and interest on federal funds sold ($ 0.1 million). The small increase in interest expense is attributable to increases in interest on time deposits of $100,000 or more, interest on other borrowings and interest on demand deposits ($ 0.2 million) offset by decreases in interest on savings deposits and all other time deposits ($ 0.1 million).

Provision for Loan Losses

The Company maintains its allowance for loan losses at a level considered appropriate by management to provide for known and inherent risks in the loan portfolio. This consideration includes an evaluation of various factors affecting the collectability of loans, including current and projected economic conditions, past credit experience and a periodic review of the Company's loan portfolio. The Company's provision for loan losses for the nine months period ended September 30, 1998 increased $1,076,000 compared to a decrease of $74,000 for the same period in 1997. Loans charged off during the nine months period totaled $1,279,000 in 1998 and $423,000 in 1997. Recoveries in the same period were $147,000 in 1998 and $45,000 in 1997.

The Company's provision for loan losses for the three month period ended September 30, 1998 increased $402,000 or 349.6% compared with the same period in 1997. Loans charged off during the three month period totaled $413,000 in 1998 and $318,000 in 1997. Recoveries in the same period were $40,000 in 1998 and $17,000 in 1997.

Non-Interest Income

Non-interest income consists of gain/loss on sale of loans and fixed assets, service charges on deposit accounts and other service charges, commissions and fees including Lease Department, Merchant Bankcard Department and Issuing Bankcard Department income. In the nine months ended September 30, 1998, income from these sources was $8.6 million, an increase of $3,157,000 from the same period in 1997. The increase was attributable primarily to increases in Merchant Bankcard Department income ($1.3 million), Issuing Bankcard Department income ($0.3 million), Lease Department income ($0.3 million), service charges on deposits ($0.8 million), and other non interest income ($0.5 million)

In the three months ended September 30, 1998, non-interest income was $3.4 million, an increase of $1,359,000 from the same period in 1997. The increase is attributable primarily to increases in Merchant Bankcard Department income ($0.7 million), Issuing Bankcard Department income ($0.1 million), service charges on deposits ($0.2 million), and other non-interest income ($0.4 million)

Non-Interest Expense

Non-interest expenses increased $3.0 million or 26.6% to $14.5 million for the nine months ended September 30, 1998, compared to the same period in 1997. The increase is attributable to increased personnel expenses ($1.8million), fixed asset expense ($0.2 million), and other non interest expenses ($1.0 million) which include increases in Merchant Bankcard Department expense ($1.1 million) Card service expense ($0.3 million), Postage expense ($0.1 million), Stationery and Supply expense ($0.1 million) and a decrease in Issuing Bankcard Department expense ($0.6 million).

Non-interest expenses increased $0.8 million or 19.0% to $5.2 million for the three months ended September 30, 1998, compared with the same period in 1997. The increase is attributable to increased personnel expenses ($0.7 million), and other non-interest expenses ($0.1 million) which include increases in Merchant Bankcard Department expense ($0.6 million) and decreases in Issuing Bankcard Department expense ($0.4 million) and other outside services of ($0.1 million).

Number of Employees

At September 30, 1998, the Company had a total of 257 full-time equivalent employees, compared to 209 full-time equivalent employees at the same period a year earlier.

In the three months ended September 30 1998, the number of full-time equivalent employees increased by 9 compared with 6 in the same three months period in 1998.

Year 2000 Issue

General

The Company formed a committee of senior company personnel in late 1997 to address the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. The committee meets on a regular basis to evaluate, review progress, and make recommendations on the various phases of the Year 2000 project. The Company is satisfied with the progress made to date and is on track to complete the project in time for the Year 2000 date change.

Project

The Company-wide project is divided into seven major phases

1.      The Awareness Phase
2.      The Assessment Phase
3.      The Vendor, Customer and Employee Notification Phase
4.      The Vendor and Customer Response Review Phase
5.      The Testing Phase
6.      The Contingency Phase
7.      The Renovation Phase

The Awareness Phase consisted of gaining executive level support for the resources necessary to perform compliance work, of establishing a Year 2000 project team and of developing an overall strategy that encompassed the in-house core system, out-sourced systems, vendors, customers and suppliers including correspondents. The Awareness Phase is fully completed.

The Assessment Phase consisted of assessing the size, scope, and complexity of the problem, detailing the magnitude of the effort necessary to address the Year 2000 project and the preparation of a Year 2000 action plan. This phase identified all hardware, software, network, ATM and various other processing platforms, and customer and vendor interdependencies affected by the year 2000 date change. The assessment went beyond informational systems to include environmental systems that are dependent on embedded microchips such as security systems, elevators and vaults. The Assessment Phase is fully completed.

The Vendor, Customer and Employee Notification Phase consisted of the following:

1. The mailing of letters to critical vendors requesting information on their Year 2000 compliance plans and readiness.
2. The mailing of letters to, and personal contact with major customers (with special emphasis given key loan customers), to ascertain their awareness, preparations and compliance plans relative to the Year 2000 problem.
3. Company staff members were guest speakers at several service clubs in the area outlining the Year 2000 problem.
4. Meetings were held with all staff members within the Company to advise them of the Year 2000 problem, and the steps the Company was taking to ensure compliance.
5.   The  Bank's  Year  2000  Policy  Statement,   as  well  as  other
     informational items, has been made available both to customers and other interested parties.

The Vendor, Customer and Employee Notification Phase is completed. The Company, however, will continue to keep vendors, customers and employees updated on its compliance progress and general Year 2000 issues.

The Vendor and Customer Response Review Phase is on going. The Company is continuing to follow up with vendors and customers who have not yet responded and with those whose responses were deemed to be less than satisfactory. The Company is continuing to require all loan officers to include in their loan write-ups a discussion of the customer's Year 2000 preparedness. The Company is of the opinion that this phase will be a continuing project throughout the remainder of 1998 and on into 1999.

The Testing Phase is a multifaceted process that is critical to the Year 2000 project and inherent in each phase of the project plan. This process includes the testing of incremental changes to hardware and software components. In addition to testing upgraded components, connections with other systems will be verified to ensure that all changes are accepted by internal and external users. The committee will assure the effective and timely completion of all hardware and software testing prior to final implementation and will have ongoing discussions with their vendors of their testing efforts. The Company has prepared, and the Board of Directors has approved, the Company's Year 2000 Test Plan. Several of the necessary test scripts are completed but the Company is slightly behind its internal schedule in this phase of the project due to a major upgrade to the Company's core system not being ready for installation when originally anticipated. The installation of the upgrade is scheduled for November and the Testing Phase of the core system will then commence. In the meantime, several of the ancillary systems have been tested without incident. The Company is on pace for timely completion of the necessary testing as required by its regulatory agencies.

The Contingency Phase will consist of developing plans to address remediation and business resumption functions that rely on mission critical systems. The contingency plan is in the process of being formalized in writing. The Company anticipates that the Contingency Phase plan will be completed by March 31, 1999.

The Renovation Phase will consist of renovating, replacing and retiring non-compliant systems, as well as evaluating Year 2000 code enhancements, hardware and software upgrades, system replacements and other associated changes. The Company anticipates that the Renovation Phase will continue throughout the remainder of 1998 and on into 1999.

Costs

The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 project is approximately $500,000.00. A minimal amount, other than time of the committee members, has been expended on the Year 2000 project as of September 30, 1998. The Company is also expensing and reserving $10,000.00 a month for possible loan losses caused by Year 2000 problems. This reserve will be approximately $225,000.00 at December 31, 1999.

Risks

The  failure  to  correct  material  Year  2000  problems  could  result  in the interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from uncertainty of the Year 2000 readiness of third party suppliers and customers, the Company is unable to specifically determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. However, its ongoing Year 2000 efforts are expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its critical vendors. The Company believes that, with implementation of new business systems, if necessary, and the completion of the project as scheduled, the possibility of significant interruptions of normal operations should be reduced to a minimum.

Capital Resources

Management seeks to maintain adequate capital to support anticipated asset growth and credit risks and to ensure that the Company meets all regulatory capital requirements.

The Company is required to maintain certain regulatory minimum capital ratios. The following table outlines these ratios at September 30, 1998:

                                REQUIRED         COMPANY'S
                                MINIMUM            ACTUAL

TIER 1                            6.00             10.82

TOTAL CAPITAL                    10.00             12.04

LEVERAGE                          5.00              7.97

Future growth and earnings retention, as currently projected by management, are expected to provide for the maintenance of capital ratios in conformity with the requirements.

Income Taxes

The provision for income taxes was $1,720,000 for the nine months ended September 30, 1998, compared to $1,073,000 in the same period a year earlier. The provision is classified as current tax liability for interim reporting purposes. The tax rate was 38.0% for the nine months ended September 30, 1998, compared to 33.7% for the same period in 1997.

Liquidity

The Company manages its liquidity to ensure that sufficient funds are available to meet loan commitments and deposit fluctuations. Primary sources of liquidity include cash and due from bank deposits, unpledged short-term U.S. Government securities and federal funds sold. The Bank's primary liquidity ratio, which is the ratio of liquid assets to total deposits, was 30.6% at September 30, 1998, 38.8% at December 31, 1997 and 37.1% at September 30, 1997.

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



Date:   November 12, 1998                    HUMBOLDT BANCORP

                                             ALAN J. SMYTH

                                             Alan J. Smyth
                                             Senior Vice President and
                                             Chief Financial Officer


                                             THEODORE S. MASON

                                             Theodore S. Mason
                                             President and
                                             Chief Executive Officer

                         Humboldt Bancorp and Subsidiary
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Humboldt Bancorp and Subsidiary at September 30, 1998 and results of operations for the nine months then ended.

Certain information and footnote disclosures presented in the Company's annual financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-KSB. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the operating results through December 31, 1998.


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

At September 30, 1998, the Company's total recorded investment in impaired loans was $9,999 for which there is a related allowance for credit losses of $1,628 determined in accordance with these Statements. The average recorded investment in the impaired loans during the nine months ended September 30, 1998 was $10,000. The related amount of interest income recognized during the period that such loans were impaired was $733 and the amount of interest income recognized using a cash-basis method of accounting during the time within the period that such loans were impaired was $722.

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

Comprehensive income is defined as "the change in equity [net assets] of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners."

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


Note 4 - Commitments

The bank had outstanding performance letters of credit of $6.9 million at September 30, 1998 and 3.9 million at September 30, 1997.

Note 5 - Net Income Per Common Share

Net income per share is calculated by using the weighted average common shares outstanding. The weighted average number of common shares used in computing the net income per common share for the period ending September 30, 1998 was 1,768,492 and for the period ending September 30, 1997 was 1,717,462.

Net income per share (diluted) is calculated by using the weighted average common shares (diluted) outstanding. The weighted average number of common shares (diluted) used in computing the net income per common share (diluted) for the period ending September 30, 1998 was 2,042,259 and for the period ending September 30, 1997 was 1,967,725.




HUMBOLDT BANCORP AND SUBSIDIARY                                 CONSOLIDATED         CONSOLIDATED
CONSOLIDATED BALANCE SHEETS                                       UNAUDITED            AUDITED
(IN THOUSANDS OF DOLLARS)                                       SEPTEMBER 30,     DECEMBER 31, 1997
                                                                    1998
ASSETS:
  Cash and Due From Banks                                             18,021                21,442
  Interest Bearing Deposits in Banks                                   3,020                 3,020
  Federal Funds Sold                                                   9,380                 3,520
  Investment   Securities   (Market  value  of  $79,437  and          79,437                80,180
  $80,180 respectively)
  Loans Held For Sale                                                  3,238                    48

LOANS
  Real Estate-Construction and Land Development                       18,053                20,165
  Real Estate-Commercial and Agriculture                              81,258                65,772
  Real Estate-Family and Multifamily Residential                      28,408                27,205
  Commercial, Industrial and Agriculture                              32,514                28,766
  Lease Financing                                                      9,992                 8,732
  Consumer Loans                                                       8,163                 9,502
  State and Political Subdivisions                                         0                     0
  Other                                                                2,743                   502
                                                                     181,131               160,644

  Less:  Deferred Loan Fees                                             (744)                 (809)
    TOTAL LOANS                                                      180,387               159,835
  Less:  Allowance for Credit Losses                                  (2,779)               (2,371)
    NET LOANS                                                        177,608               157,464
  Premises and Equipment (net)                                         8,266                 5,635
  OREO                                                                   175                   148
  Investment in Associated Companies                                   2,274                 2,022
  Intangible Assets                                                    1,498                 1,545
  Other Assets                                                        10,027                 9,063
    TOTAL ASSETS                                                     312,944               284,087
LIABILITIES
  Deposits:
  Demand                                                              89,485                70,767
  Demand-Interest Bearing                                             49,124                52,004
  Time - $100,000 and over                                            47,484                40,643
  Other Time                                                          70,098                69,821
  Savings                                                             21,094                21,951
                                                                     277,285               255,186
  Borrowed Funds                                                       3,423                 1,761
  Other Liabilities                                                    5,665                 3,586
                                                                     286,373               260,533
SHAREHOLDERS' EQUITY
  Preferred   stock,   no  par   value;   1,000,000   shares
  authorized, none issued
  Common stock, no par value;  20,000,000 shares authorized,
  1,778,887  shares in 1998 and  1,576,542  in 1997,  issued          25,515                20,495
  and outstanding
  Retained Earnings                                                      279                 2,200
  Additional Paid in Capital                                             114                   114
  Unrealized Gain/Loss                                                   663                   745
    TOTAL SHAREHOLDERS' EQUITY                                        26,571                23,554
    TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                        312,944               284,087


NOTE:  Humboldt Bancorp became effective January 2, 1996.
See notes to consolidated financial statements.



HUMBOLDT BANCORP
STATEMENT OF OPERATIONS                                             UNAUDITED          UNAUDITED
For The Three Months Ended September 30, 1998 and 1997               Sept 30,        Sept 30, 1997
(In Thousands of Dollars)                                              1998


INTEREST INCOME
  Interest and Fees on Loans                                               4,934             4,150
  Interest on Deposits in Banks                                               44                46
  Interest and Dividends on Securities                                       886               932
  Interest on Federal Funds Sold                                             192               220
  Total Interest Income                                                    6,056             5,348
INTEREST EXPENSE
  Interest on Demand Deposits                                                 55                43
  Interest on Other Savings Deposits                                         278               331
  Interest on Time Deposits $100,000+                                        639               495
  Interest on all Other Time Deposits                                        929               981
  Interest on Other Borrowings                                                47               (3)
  Total Interest Expense                                                   1,948             1,847

  Net Interest Income                                                      4,108             3,501

  Provision for Loan Losses                                                  517               115

NON INTEREST INCOME
  Service Charges on Deposit Accounts                                        503               298
  Other Fee Income                                                         2,179             1,444
  All Other Non-Interest Income                                              690               271
  Total Non-Interest Income                                                3,372             2,013

  Realized Gain/Loss on Securities                                             0                56

NON INTEREST EXPENSE
  Salaries and Employee Benefits                                           2,376             1,692
  Premises and Fixed Asset Expense                                           659               641
  Other Non-Interest Expense                                               2,155             2,005
  Total Non-Interest Expense                                               5,190             4,338

INCOME BEFORE TAXES                                                        1,773             1,117
  Applicable Income Taxes                                                    665               344

NET INCOME                                                                 1,108               773
COMPREHENSIVE INCOME.
NET OF TAX UNREALIZED HOLDING GAINS FOR PERIOD                               226                 0
COMPREHENSIVE INCOME                                                       1,334               773

INCOME PER SHARE                                                           $0.63             $0.46

INCOME PER SHARE DILUTED                                                   $0.54             $0.39


NOTE:  Humboldt Bancorp became effective January 2, 1996.
See notes to consolidated financial statements.



HUMBOLDT BANCORP AND SUBSIDIARY
STATEMENT OF OPERATIONS                                             UNAUDITED          UNAUDITED
For The Nine Months Ended September 30, 1998 and 1997             Sept 30, 1998      Sept 30, 1997
(In Thousands of Dollars)

INTEREST INCOME
  Interest and Fees on Loans                                              13,998            11,755
  Interest on Deposits in Banks                                              132                71
  Interest and Dividends on Securities                                     3,238             2,189
  Interest on Federal Funds Sold                                             421               482
  Total Interest Income                                                   17,789            14,497
INTEREST EXPENSE
  Interest on Demand Deposits                                                156               121
  Interest on Other Savings Deposits                                         967               878
  Interest on Time Deposits $100,000+                                      1,794             1,260
  Interest on all Other Time Deposits                                      2,818             2,673
  Interest on Other Borrowings                                               120                39
  Total Interest Expense                                                   5,855             4,971

  Net Interest Income                                                     11,934             9,526

  Provision for Loan Losses                                                1,541               465

NON INTEREST INCOME
  Service Charges on Deposit Accounts                                      1,543               788
  Other Fee Income                                                         5,755             3,963
  All Other Non-Interest Income                                            1,311               701
  Total Non-Interest Income                                                8,609             5,452

  Realized Gain/Loss on Securities                                             0               102

NON INTEREST EXPENSE
  Salaries and Employee Benefits                                           6,763             4,939
  Premises and Fixed Asset Expense                                         1,962             1,768
  Other Non-Interest Expense                                               5,746             4,726
  Total Non-Interest Expense                                              14,471            11,433

INCOME BEFORE TAXES                                                        4,531             3,182
  Applicable Income Taxes                                                  1,720             1,073

NET INCOME                                                                 2,811             2,109

INCOME PER SHARE                                                           $1.59             $1.23

INCOME PER SHARE DILUTED                                                   $1.38             $1.07


NOTE:  Humboldt Bancorp became effective January 2, 1996.
See notes to consolidated financial statements.




HUMBOLDT BANCORP STATEMENT OF CASH FLOWS                       CONSOLIDATED         CONSOLIDATED
For the Nine Months Ended Sept 30, 1998 and 1997                 UNAUDITED           UNAUDITED
(In Thousands of Dollars)                                      Sept 30, 1998       Sept 30, 1997


OPERATING ACTIVITIES
  Net Income -  Adjustments  to reconcile  net income to net
  cash provided by operating activities:                                2,811                2,109
  Provision for Loan Loss                                               1,541                  465
  Depreciation                                                          1,131                1,149
  Amortization and Other                                                1,182                  949
  (Gain)/Loss on Sale of Securities                                         0                 (102)
  Equity in Loss/Income of Associated Company                            (160)                  24
  Net Change in Other Assets                                             (906)              (1,223)
  Net Change in Other Liabilities                                       2,079                2,455
  Net Change in Loans Held for Sale                                    (3,190)                (458)
NET CASH PROVIDED BY OPERATING ACTIVITIES                               4,488                5,368
INVESTING ACTIVITIES
  Net Change in Interest-bearing Deposits in Banks                          0               (3,000)
  Federal Funds Sold (Net)                                             (5,860)              (3,450)
  Securities Held to Maturity
    Investment Purchases                                                    0                    0
    Proceeds from Maturities of Investments                                 0                    0
    Proceeds from Sale of Investments                                       0                    0
  Securities Available For Sale
    Investment Purchases                                              (21,501)             (48,445)
    Proceeds From Maturities of Investments                            20,522                7,005
    Proceeds From Sale of Investments                                     446               10,233
  Net Change in Loans                                                 (21,860)             (12,523)
  Purchase of Premises and Equipment                                   (3,943)                (670)
  Proceeds from the disposal of Premises & Equipment                      181                    0
  Premium Paid on Deposits Purchased                                        0               (1,039)
  Investment in Associated Company                                        (92)              (2,000)
  Proceeds from Sale of Foreclosed Real Estate                            148                    0
NET CASH USED FOR INVESTING ACTIVITIES                                (31,959)             (53,889)
FINANCING ACTIVITIES
  Net Change in Deposits                                               22,099               56,168
  Net Change in Borrowings                                              1,662                  (10)
  Stock Options Exercised                                                 297                  203
  Fractional Shares Purchased                                              (8)                  (5)
NET CASH PROVIDED BY FINANCING ACTIVITIES                              24,050               56,356
NET CHANGE IN CASH AND CASH EQUIVALENTS                                (3,421)               7,835
  Cash and Due From Banks at Beginning of Period                       21,442               10,247
CASH AND DUE FROM BANKS AT END OF PERIOD                               18,021               18,082
SUPPLEMENTAL DISCLOSURES
  Cash Paid During the Period For:  Interest                            5,937                4,950
                              Income Taxes                              1,905                1,289
NON-CASH TRANSACTIONS
Unrealized Holding Losses on Securities                                  (141)                 616
Deferred Income Taxes on Unrealized Holding Gains and
Losses on Securities                                                       59                 (257)
Loans transferred to foreclosed real estate                               175                    0
Deposit  Liabilities Assumed in Exchange for Assets Acquired
in Connection with Purchase of Branches                                     0                   75
Stock Dividend                                                          4,723                3,113
