Form 10KSB
period 1998-12-31
HUMBOLDT BANCORP
filed 1999-04-01
CIK 1008554

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended: December 31, 1998

                         Commission File Number: 0-27784

                                HUMBOLDT BANCORP
        (Exact name of small business issuer as specified in its charter)

       California                                        93-1175446
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                                701 Fifth Street
                               Eureka, California
                    (Address of principal executive offices)

                                      95501
                                   (Zip Code)

                                 (707) 445-3233
              (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:  NONE
Securities Registered Pursuant to Section 12(g) of the Act:  Common Stock -
                                                             No Par Value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports);and 2) has been subject to such filing requirements for the past 90 days.

                                            X Yes         ___ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation 5(b), and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB. |_|

Issuer's revenues for the most recent fiscal year were:    $35,977,000

Aggregate Market Value of the voting stock held by non-affiliates of the registrant as of December 31, 1998: $39,288,000

Number of shares of common stock outstanding at December 31, 1998 is: 1,787,954

Documents incorporated by reference:   NONE

                    This report includes a total of 46 pages
                            Exhibit Index on page 45

                                     PART 1

ITEM 1 - DESCRIPTION OF BUSINESS

General

        On November 10, 1995, the shareholders of Humboldt Bank (the "Bank") approved a Plan of Reorganization by and between the Bank, Humboldt Merger Bancorp, and Humboldt Bancorp (the "Company") whereby the Bank became a wholly-owned subsidiary of the Company. The reorganization became effective January 2, 1996. Until such time as Capitol Valley Bank (In Organization) commences its operations (see below), the major business operation of the Company continues to be conducted through its wholly-owned subsidiary, Humboldt Bank. The following discussion, therefore, although presented on a consolidated basis, analyzes primarily the financial condition and results of operations of the Bank for the twelve month period ended December 31, 1998. Previously, the Bank filed its periodic reports under the Securities Exchange Act of 1934 with the Federal Reserve Board.

        The Bank was incorporated as a California state-licensed bank on March 13, 1989, and began its operations in the Eureka/Humboldt area of California on September 13, 1989. Until the past year, the Bank had been a member of the Federal Reserve System ("FRS"). On May 12, 1998, the Bank withdrew as a member of the FRS, and is now a state, non-member bank of the Federal Deposit Insurance Corporation ("FDIC"). The deposits of the Bank remain insured to the maximum amount permitted by law by the FDIC.

        On January 22, 1993, the Board of Directors of the Bank approved the Bank's acquisition of the Arcata and McKinleyville, California branches (the "HomeFed Branches"), which had been previously owned and operated by HomeFed Bank, F.A., San Diego, California ("HomeFed"). The two branches were acquired directly from U.S. Bank of California ("U.S. Bank") pursuant to an agreement, dated January 22, 1993, between Humboldt Bank and U.S. Bank (the "Agreement") simultaneously with U.S. Bank's acquisition of 18 HomeFed Branches from the Resolution Trust Corporation ("RTC"). The HomeFed Branches had total deposits of approximately $57 million at the time of the acquisition. Under the terms of the Agreement, Humboldt Bank agreed to acquire the HomeFed Branches from U.S. Bank for a purchase price of $1.2 million plus any additional amounts required to be paid under the Agreement and a related indemnity agreement entered into between U.S. Bank and the RTC. In connection with its approval of the acquisition of the HomeFed Branches, the Federal Reserve Bank of San Francisco relied on the Bank's commitment to raise at least $1 million of equity capital, $500,000 of which was guaranteed by the directors of the Bank. On September 22, 1993, the Bank completed the required stock offering by selling 186,155 shares of common stock at $13.00 per share, totaling $2,420,000, less expenses incurred in the sale of $17,000, for a net capital infusion of $2,403,000.

        On June 15, 1994, the Board of Directors of the Bank authorized management to enter into negotiations for the acquisition of the Loleta, Willow Creek, and Weaverville, California branches (the "U.S. Bank Branches") previously owned and operated by U.S. Bank. The Board of Directors voted final approval of the purchase on January 18, 1995, and the three branches were acquired on February 9, 1995, directly from U.S. Bank, pursuant to an agreement dated August 17, 1994, between Humboldt Bank and U.S. Bank (the "U.S. Bank Agreement"). The U.S. Bank Branches had total deposits of approximately $26 million and total loans of approximately $1.8 million at the time of acquisition.

        Under the terms of the U.S. Bank Agreement, the Bank agreed to acquire the U.S. Bank Branches from U.S. Bank for a negotiated deposit premium based upon average deposits excluding all Public Fund accounts, all Jumbo accounts and interbranch accounts for the three (3) calendar months preceding the closing date.

        On December 5, 1994, the Bank completed a stock offering by selling 185,715 shares of common stock at $14.00 per share totaling $2,600,000, less expenses incurred in the sale of $50,000, for a net capital infusion of $2,550,000. The funds were used to increase the Bank's capital levels and to facilitate the U.S. Bank Branch purchase at a cost of approximately $787,000.

        On June 19, 1996, the Board of Directors authorized management to enter into negotiations for the acquisition of the Garberville, California Branch (the "Garberville Branch") previously owned and operated by First Nationwide Bank ("First Nationwide"). The Board of Directors voted final approval of the purchase on January 15, 1997, and the branch was acquired on May 9, 1997, directly from First Nationwide, pursuant to an agreement dated December 6, 1996, between Humboldt Bank and First Nationwide (the "First Nationwide Agreement"). The Garberville Branch had total deposits of approximately $22.9 million at the time of acquisition. Under the terms of the First Nationwide Agreement, the Bank agreed to acquire the Garberville Branch from First Nationwide Bank for a negotiated deposit premium based upon the aggregate amount of the deposits assumed by Humboldt Bank on the closing date.

        On September 17, 1998, the Company's Board of Directors authorized management to file an application with the appropriate regulators to open a new bank in Sacramento, California. On November 25, 1998, the California Department of Financial Institutions approved the Company's application to establish Capitol Valley Bank (In Organization). Approval of the new bank by the Federal Reserve Bank and by the FDIC was still pending as of December 31, 1998. It is anticipated that approval by the Federal Reserve and by the FDIC will occur early in 1999, and that Capitol Valley Bank (In Organization) will open for business shortly thereafter.

Humboldt Bank

        The Bank is locally owned and operated and its primary service area is the communities of Northern California. The Bank's business is primarily focused on servicing the banking needs of these communities. Its marketing strategy stresses the Bank's local ownership and commitment to serving the banking needs of individuals living and working in the Bank's primary service areas, as well as the banking needs of local businesses, including retail, professional, and real estate related enterprises in those service areas. The Bank is not licensed by the California Department of Financial Institutions as a trust company and, therefore, it may not provide trust services.

        The Bank offers a broad range of services to individuals and businesses with an emphasis upon efficiency and personalized attention. The Bank provides a full line of consumer services, and also offers specialized services to small businesses, middle market companies, and professional firms, such as courier services and appointment banking. The Bank offers personal and business checking and savings accounts (including individual interest-bearing negotiable orders of withdrawal ("NOW") accounts and/or accounts combining checking and savings accounts with automatic transfers), IRA and Keogh accounts, time certificates of deposit, and direct deposit of social security, pension, and payroll checks. It also makes available commercial, construction, accounts receivable, inventory, automobile, home improvement, real estate, office equipment, leasehold improvement, lease receivable financing, and other consumer loans (including overdraft protection lines of credit), drafts and standby letters of credit, credit card activities to both individuals and merchants, and travelers' checks (issued by an independent entity).

        The principal office of the Bank is located in a building owned by the Bank at 701 Fifth Street, Eureka, California 95501, (707) 445-3233. The Bank has branches at: (i) 1360 Main Street, Fortuna, California 95540, (707) 725-7474;
(ii) 1063 G Street, Arcata, California 95521, (707) 822-5165; (iii) 2095 Central Avenue, McKinleyville, California 95519, (707) 839-3281; (iv) 358 Main Street, Loleta, California 95551, (707) 733-5731; (v) 39171 Highway 299, Willow Creek, California 95573, (530) 629-2125; (vi) 409 Main Street, Weaverville, California 96093, (530) 623-5576; and (vii) 915 Redwood Drive, Suite D, Garberville, California 95542, (707) 923-2745. The Bank's Lease, SBA, Loan Supervision, Credit Card Issuing, Compliance, and Real Estate Departments are located at 612 G Street, Eureka, California 95501, (707) 269-3134. The Bank's Merchant Bankcard Department is located at 605 K Street, Eureka, California 95501, (707) 269-3207, and its Heritage Club Department is located at 2830 G Street, Suite B, Eureka, California 95501, (707) 268-5110. The Bank's Management Information Services Department is located at 539 G Street, Suites 205, 206, and 207, Eureka, California 95501, (707) 268-5104; its Credit Department is located at 710 Fifth Street, Eureka, California 95501, (707) 444-7813; and its Financial Department is located at 555 H Street, Suite B, Eureka, California 95501, (707) 441-0223. The Bank's Administration, Alternative Investment, Central Services, Data
Processing, Advertising and Marketing, Facilities Management, Operations, and Human Resources Departments are all located at the Bank's main headquarters at 701 Fifth Street, Eureka, California 95501, (707) 445-3233. The Bank formerly had a supermarket branch at West Highway 299 & Martin Road, Weaverville, California 96093. On November 15, 1998, this branch was consolidated with the other Weaverville branch at 409 Main Street, and the supermarket branch office closed. The Company leases office space at 525 Fifth Street, Eureka, California 95501 in order to donate the space as a community service to the Redwood Coast Music Festivals for use as its headquarters. The Company has leased premises at 1601 Douglas Boulevard, Roseville, California 95661 for use when it opens by Capitol Valley Bank (In Organization).

Savings and Deposit Activities

        The Bank offers customary banking services such as personal and business checking, savings accounts, time certificates of deposit, IRA, and Keogh accounts. Most of the Bank's deposits are obtained from commercial businesses, professionals, and individuals with high income or net worth. At December 31, 1998, the Bank had a total of 33,299 accounts, consisting of 11,973 demand deposit accounts with an average balance of approximately $10,022; 17,508 savings and money market accounts with an average balance of approximately $2,795; 252 time certificates of $100,000 or more with an average balance of approximately $183,949; and 3,566 other time deposits with an average balance of approximately $19,483. The Bank has not obtained any deposits through deposit brokers and has no present intention of using brokered deposits as a source of funding. See "Management's Discussion and Analysis - Deposits."

Lending Activities

        The Bank concentrates its lending activities on consumer loans, commercial loans, lease receivable loans, real estate construction loans, and other forms of real estate loans made primarily to businesses and individuals; it has no foreign loans. The net loan and lease portfolio as of December 31, 1998, totaled $186,038 million, which represented 65.5% of total deposits and 58.1% of total assets. The table below shows the mix of the loan portfolio.



                                      12/31/98              12/31/97             12/31/96
(Dollars in Thousands)                 AMOUNT        %       AMOUNT       %       AMOUNT      %
                                     ---------     -----   ---------    -----   ---------   -----

Real Estate-Construction & Land Dev    20,667      11.3%     20,165     12.6%    21,205     14.5%
Real Estate-Residential 1-5            27,549      15.1%     27,205     16.9%    31,456     21.6%
Real Estate-Commercial & Ag            80,197      44.1%     65,772     41.0%    61,030     41.9%
Commercial, Industrial & Ag            33,981      18.7%     28,091     17.5%    20,559     14.1%
Lease Financing                         9,867       5.4%      8,732      5.4%     3,168      2.2%
Consumer Loans                          7,782       4.3%      9,502      5.9%     4,529      3.1%
State And Political Loans               1,512       0.8%        675      0.4%     2,875      2.0%
Other                                     585       0.3%        502      0.3%       850      0.6%
Total Gross Loans                     182,140       100%    160,644      100%   145,672      100%
Less Deferred Loan Fees                  (724)                 (809)               (765)
Less Allowance For Loan Losses         (3,055)               (2,371)             (2,146)
Total Net Loans                       178,361               157,464             142,761
Loans Held For Sale                     7,677                    48                  63
Total Loans And Leases                186,038               157,512             142,824



Real Estate Loans

        As of December 31, 1998, the Bank had outstanding real estate secured construction and land development loans totaling $20.7 million, representing 11.3% of the Bank's gross loan portfolio. The Bank makes loans to finance construction of residential, commercial, and industrial properties and to finance land development. At December 31, 1998, the Bank had outstanding real estate secured non-farm non-residential loans totaling $79.5 million and loans secured by farmland totaling $0.7 million. The Bank makes loans to owner occupied businesses for a variety of purposes including working capital, refinance, purchase, etc.

Real Estate Banking Operations

        The Bank is engaged in originating real estate secured loans for sale to institutional investors in the secondary market. The Bank also generated fee income by servicing mortgage loans.

Loan Origination

        The Bank's real estate secured loan origination activities have been focused on one-to-four family, owner-occupied residences in California. Underwriting criteria established by investors in adjustable and fixed rate single-family residential loans generally include the following: maturities of 15 to 30 years, a loan-to-value ratio no greater than 90%, the liquidity of the borrower's other assets, and the borrower's ability to service the debt out of income. Interest rates on adjustable rate loans are adjusted annually primarily on the basis of the One-Year Treasury Constant Maturity Index. Except for the amount of the loan, the underwriting standards of the investors generally conform to certain requirements established by the Federal National Mortgage Corporation ("FNMA"). Loans sold in the secondary market are generally secured by a first deed of trust. Real estate loans pending sale at December 31, 1998, totaled $7.7 million. The Bank may also elect, from time to time, to portfolio loans secured by single-family residences. The total of portfolio real estate loans was $7.9 million at December 31, 1998.

Loan Servicing

        The Bank may retain the servicing on loans sold to institutional investors, thereby generating ongoing servicing revenues. The Bank's mortgage and SBA servicing portfolio was $144.5 million at December 31, 1998. Loan servicing includes collection and remitting loan payments, accounting for principal and interest, holding escrow (impound) funds for payment of taxes and insurance, making inspections as required of the mortgage premises, collecting amounts from delinquent mortgages, supervising foreclosures in the event of unremedied defaults, and generally administering the loans for investors to whom they have been sold. Management believes that the quality of its loan servicing capability is a factor which permits it to retain the servicing on loans it sells in the secondary market.

        The Bank received fees for servicing mortgage loans, ranging generally from .250% to .375% per annum on the declining principal balances of the loans. The average service fee collected by the Bank was .250 percent for the year ended December 31, 1998. Servicing fees are collected and retained by the Bank out of monthly mortgage payments. The Bank's servicing portfolio is subject to reduction because of normal amortization and prepayment or liquidation of outstanding loans. Approximately 90.0% of the loans serviced by the Bank have outstanding balances of greater than $100,000, and approximately 10.0% are adjustable rate mortgages (ARMs).

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

                                                          December 31, 1998
                                                          -----------------
                                                            (In thousands)

        Loan Servicing Portfolio:
        Loans originated by the Bank and sold:              $142.1 Million
        Loans originated by the Bank but awaiting funding:  $   7.7 Million

        The Bank also services a portfolio of SBA loans which is anticipated to increase during 1999.

        SBA Loans originated and serviced by Bank:  $   2.4 Million

        For the most part, the SBA loans are tied to Prime and as a result they are not as subject to early payoff as a result of declining rates as are real estate loans.

Commercial Loans

        As of December 31, 1998, the Bank had commercial, industrial, and agricultural loans totaling $34.0 million, representing 18.7% of the Bank's gross loan portfolio. The Bank lends primarily to businesses and to professionals and other individuals located in the communities of Northern California. The Bank offers a variety of commercial lending services, including revolving lines of credit, working capital loans, equipment financing, letters of credit, and inventory financing. Typically, commercial loans are floating rate obligations and are priced based on the Bank's reference rate.

        Commercial loans are typically secured by several types of collateral, including qualifying accounts receivable, equipment, inventory, and real estate. No single commercial account customer accounted for more than 3.1% of total gross loans at December 31, 1998.

Lease Receivable Loans

        As of December 31, 1998, the Bank had outstanding Lease Receivable Loans totaling $9.9 million representing 5.4% of the Bank's Gross Loan Portfolio. The Bank makes Lease Receivable loans to finance credit card swipe machines and other small ticket leases. The dollar amount of each lease usually ranges from under $2,000 to $100,000 and the term is approximately three to five years. The Bank may also generate leases which may be sold to other financial institutions on a non-recourse basis.

Consumer Loans

        As of December 31, 1998, consumer loans, including loans to individuals, dealer auto loans, business customers, credit cards, and related plans totaled $7.8 million, or 4.3% of the Bank's gross loan portfolio. Loans to purchase automobiles were $1.2 million or 15.3%, mobile home and other personal loans were $0.9 million or 11.8%, and credit cards and related plans were $5.7 million or 72.9% of total consumer loans at December 31, 1998.

State and Political Loans

        As of December 31, 1998, the Bank had state and political subdivision loans outstanding totaling $1.5 million or 0.8% of the Bank's gross loan portfolio. These loans were to finance equipment, water system improvements, and purchase land for sewage treatment.

Other Loans

        As of December 31, 1998, the Bank had outstanding other loans totaling $0.6 million. These loans consist mainly of overdrafts of less than 30 days duration.

Banking Services

        To retain existing customers and attract new customers, the Bank offers a broad range of services, including automated teller machines, credit card and merchant bankcard services, ACH services, and daily courier services. In addition, the Bank maintains close relationships with its customers by providing direct access to senior management during and after normal business hours, rapid response to customer requests, and specialized market area knowledge of the communities in Northern California.

Human Resources

        At December 31, 1998, the Bank employed a total of 250 full time equivalent employees, consisting of 85 salaried persons and 165 hourly persons.

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

Humboldt Bank Plaza

        On June 30, 1998, the Bank purchased from W.L. Simmons, an unaffiliated party, approximately 29 acres of property located at 2500 Fifth Street, Eureka, California 95501. The property was purchased as a site for the future Humboldt Bank Plaza at a cost of approximately $2.9 million. At June 30, 1998, the property contained a building partially leased to a pharmacy, a gas station, and a trailer park. The gas station was sold for $170,000 on August 4, 1998. The pharmacy holds a lease which expires December 31, 1999, which obligated it to pay monthly rent of $18,326. The trailer park holds a lease which expires September 9, 1999, which obligated it to pay monthly rent of $166.66, plus 12.5% of its gross rental income and 0.5% of its additional revenues. The Bank is working with an architect and a construction company on plans to renovate the building and the parking lot so that all of the Bank's departments that are currently leasing premises will be able to relocate to the Humboldt Bank Plaza. The Bank anticipates that some of its departments will move in during the fourth quarter of 1999.

Lease Company Subsidiary

        In January 1997, the Company contributed capital totaling $2,000,000 for a 50% interest in Bancorp Financial Services, a company making automobile loans and small ticket leases. The dollar amount of each lease usually ranges from $10,000 to $100,000, with a term generally of from three to five years. On April 1, 1998, Bancorp Financial Services became a subsidiary of Bancorp at a transfer amount of $2,084,833. At December 31, 1998, the Company had recorded a gain on this investment of $195,980.

Regulation of Humboldt Bancorp and Humboldt Bank

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

Risk Management

        Beginning in 1996, FRB examiners were instructed to assign a formal supervisory rating to the adequacy of an institution's risk management processes, including its internal controls. The five ratios are strong, satisfactory, fair, marginal, and unsatisfactory. The specific rating of risk management and internal controls will be given significant weight when evaluating management under the bank (CAMELS) and bank holding company (BOPEC) rating systems.

Capital Adequacy Guidelines

        The FRB has adopted risk-based capital requirements for member banks which require a minimum risk- based capital ratio of 8% (at least 4% in the form of Tier 1 Capital). "Tier 1" capital excludes goodwill and consists of common equity, non-cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries. "Tier 2" capital consists of cumulative and limited-life preferred stock, mandatory convertible securities, subordinated debt and, subject to certain limitations, allowance for loan losses. General loan loss reserves may make up no more than 1.25% of risk-weighted assets at year ended 1998. At December 31, 1998, the Bank's general loan loss reserve was 111.0% of risk weighted assets and thus 11.0% of the general loan loss reserve was not eligible for inclusion in Tier 2 capital.

        The Tier 1 risk-based capital ratio of the Company and the Bank at December 31, 1998, was 11.7% and 10.4%, respectively.

        The requirements made regulatory capital requirements more sensitive to the differences in risk profiles among banking institutions, took off-balance sheet items into account when assessing capital adequacy, and minimized disincentives to holding liquid low-risk assets. In addition, the requirements required some banking institutions to increase the level of their common shareholders' equity. The risk-based capital ratio of the Company and the Bank at December 31, 1998, was 13.0% and 11.7%, respectively.

        In 1990, the FRB instituted minimum leverage ratio guidelines for state member banks. Effective January 1, 1991, capital leverage ratio guidelines replaced the FRB's total and primary capital guidelines for Banks which previously required the maintenance of a minimum total capital to total assets ratio of 6% and a minimum primary capital to assets ratio of 5.5%. The leverage ratio guidelines required maintenance of a minimum ratio of 3% Tier 1 capital to total assets for the most highly rated bank organizations. Institutions that were less highly rated, anticipating significant growth or subject to other significant risks were required to maintain capital levels ranging from 1% to 2% above the 3% minimum. At December 31, 1998, the leverage ratio of the Company and the Bank was 8.1% and 7.2%, respectively. The Bank has not been advised by any regulatory agency that it is deficient with respect to the Tier 1 leverage ratio.

        The Company does not presently expect compliance with the risk-based capital requirements or leverage guidelines to have a materially adverse effect upon the business of the Company. See "Management's Discussion and Analysis - Capital Resources."

Recent Legislation and Legislative Proposals

        Federal and state laws applicable to financial institutions have undergone significant changes in more recent years. The most significant recent federal legislative enactment's are the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and the Riegle-Neal Community Development and Regulatory Improvement Act of 1994. Other legislation which has been or may be proposed to the Congress or the California Legislature and regulations which may be proposed by the FRB, the FDIC, and the Banking Department may affect the business of the Company and the Bank. It cannot be predicted whether any pending or proposed legislation or regulations will be adopted or the effect such legislation or regulations may have upon the business of the Company or the Bank.

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

Formerly Pending Matters

        On June 23, 1997, the FRB of San Francisco conducted a Consumer Compliance and Community Reinvestment Act Examination. The revised report of the FRB was issued on November 21, 1997, indicating that the Bank was rated "unsatisfactory" relative to consumer compliance, and "Needs to Improve" relative to the Community Reinvestment Act ("CRA"). The Company filed an appeal with the FRB of San Francisco contesting the Community Reinvestment Act rating of "Needs to Improve." The appeal was based mainly upon the misinterpretation of data by the examiners which resulted in a "Less than Satisfactory" rating. Pursuant to the appeal procedure, the FRB reversed itself, and issued a favorable ruling to the Company. The Company does not anticipate that this matter will have any impact upon the results of operations of the Bank.

        The Board of Directors, after due deliberation, made the decision that withdrawing from the Federal Reserve system would provide the Bank with greater strategic opportunities for expansion and customer services in the future. On December 3, 1997, the Bank made a formal application to the FDIC to convert from a state member bank to a state non-member bank. At that time, the Bank notified the FRB in San Francisco of its intent. On May 12, 1998, the Bank completed its conversion to a state-chartered non-member bank insured by the Federal Deposit Insurance Corporation, and withdrew from the Federal Reserve system. The Company does not anticipate that this matter will have any impact upon the results of operations of the Bank.

Currently Pending Matters

        On June 30, 1998, the Bank purchased approximately 29 acres of property located at 2500 Fifth Street, Eureka, California 95501. This property was purchased as a site for the future Humboldt Bank Plaza at a cost of approximately $2.9 million dollars. On the date of purchase, the property contained a building that was partially leased to a pharmacy, a gas station, and a trailer park. The gas station was sold on August 4, 1998, for $170,000. The lease to the pharmacy expires on December 31, 1999, which lease was generating rent at December 31, 1998, of $18,326 per month. The lease to the trailer park expires on September 9, 1999, which lease was generating rent at December 31, 1998, of $166.66 per month plus 12.5% of gross trailer park rental income and 0.5% of additional revenues. The Bank is working with an architect and a construction company on plans to renovate the building and the parking lot. Upon completion of the project all of the Bank's departments that are currently leasing premises will be relocated to the Humboldt Bank Plaza. The Bank anticipates that the first of its departments will commence moving in during the fourth quarter of 1999.

        On September 17, 1998, the Board of Directors authorized management to file an application with the appropriate regulators to establish a de novo bank in Sacramento. The California Department of Financial Institutions approved the Company's application to establish Capitol Valley Bank (In Organization) on November 25, 1998. Approval by the Federal Reserve Bank and the Federal Deposit Insurance Corporation was still pending as of December 31, 1998. It is anticipated that approval from both of these agencies will be forthcoming in the first half of 1999, and that Capitol Valley Bank (In Organization) will open for business at that time.

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

        The Awareness Phase consisted of gaining executive level support for the resources necessary to perform compliance work, for establishing a Year 2000 project team and for developing an overall strategy that encompassed the in-house core system. In addition, it covered out-sourced systems, vendors, customers, suppliers and correspondents. The Awareness Phases is fully completed.

        The Assessment Phase consisted of assessing the size, scope, and complexity of the problem, detailing the magnitude of the effort necessary to address the Year 2000 project and the preparation of a Year 2000 action plan. This phase identified all hardware, software, network, ATM and various other processing platforms, and customers and vendor interdependencies affected by the year 2000-date change. The assessment went beyond informational systems to include environmental systems that are dependent on embedded microchips such as security systems, elevators and vaults. The Assessment Phase is fully completed.

        The Vendor, Customer, and Employee Notification Phase consisted of the following:

        i. The mailing of letters to critical vendors requesting information on their Year 2000 compliance plans and readiness.

        ii. The mailing of letters to and personal contact with major customers (with special emphasis given key loan customers), to ascertain their awareness, preparations and compliance plans relative to the Year 2000 problem.

        iii. Company staff members were guest speakers at several service clubs in the area outlining the Year 2000 problem.

        iv. Meetings were held with all staff members within the Company to advise them of the Year 2000 problem, and the steps the Company was taking to ensure compliance.

        v.  The  Company's  Year  2000  Policy  statement,   as  well  as  other
informational items, has been made available to both customers and other interested parties.

        The Vendor, Customer, and Employee Notification Phases is completed. The Company, however, will continue to keep vendors, customers and employees updated on its compliance progress and general Year 2000 issues.

        The Vendor and Customer Response Review Phase is ongoing. The Company is continuing to follow up with vendors and customers who have not yet responded and with those whose responses were deemed less than satisfactory. The Company is continuing to require all loan officers to include in their loan write-ups a discussion of the customer's Year 2000 preparedness. The Company is of the opinion that this phase will be a continuing project throughout 1999.

        The Testing Phase is a multifaceted process that is critical to the Year 2000 project and inherent in each phase of the project plan. This process includes the testing of incremental changes to hardware and software components. In addition to testing upgraded components, connections with other systems will be verified to ensure that internal and external users accept all changes. The committee will assure the effective and timely completion of all hardware and software testing prior to final implementation and will have ongoing discussions with their vendors of their testing efforts. The Company has prepared, and the Board of Directors has approved, the Company's Year 2000 Test Plan. Several of the necessary test scripts are completed and the Company is ahead of federally mandated Y2K timelines. Additional testing is contemplated due to a major upgrade to the Company's core system which was completed in late December 1998. The Company's core system was tested in late December 1998, and, except for a few unrelated minor exceptions, was found compliant. Additional tests of the Company's core system will be completed by the second quarter of 1999. Several of the ancillary systems have been tested without incident. The Company is on pace for the timely completion of the necessary testing as required by its regulatory agencies.

        The Contingency Phase will consist of a comprehensive plan to address remediation and business resumption functions that rely on mission critical systems. The initial version of the Contingency Plan will be submitted to the Board of Directors for approval on January 21, 1998. The Company anticipates that the Contingency Plan will be a living document, which will be continually updated as necessary throughout 1999.

        The Renovation Phase will consist of renovating, replacing and retiring non-compliant systems, as well as evaluating Year 2000 code enhancements, hardware and software upgrades, system replacements and other associated changes. The Company anticipates that the Renovation Phase will continue throughout 1999.

Costs

        The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 project is approximately $750,000. A minimal amount, other than time of the committee members and for testing was expended as of December 31, 1998. The Company is also expensing and reserving $10,000 a month for possible loan losses caused by Year 2000 problems. The reserve as of December 31,1998, was $100,000 and will be $220,000 by December 31, 1999.

Risks

        The failure to correct material Year 2000 problems could result in the interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from uncertainty of the Year 2000 readiness of third party suppliers and customers, the Company is unable to specifically determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. However, its ongoing Year 2000 efforts are expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular about the Year 2000 compliance and readiness of its critical vendors. The Company believes that, with implementation of new business systems, if necessary, and the completion of the project as scheduled, the possibility of significant interruptions of normal operations should be reduced to a minimum.

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

SFAS No. 130

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for reporting and display of comprehensive income which is defined as the change in equity of a business enterprise during a period from nonowner sources. SFAS No. 130 is effective for years beginning after December 15, 1997, and requires reclassification of financial statements for all prior years presented. The adoption of SFAS No. 130 is expected to impact the presentation of financial information only.

SFAS No. 131

        In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires public companies to report financial and descriptive information about operating segments in annual financial statements and requires selected information about operating segments to be reported in interim financial reports issued to shareholders. Operating segment financial information is required to be reported on the basis that it is used internally for evaluating segment performance and allocation of resources. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997, and requires presentation of comparative information for prior periods presented. The adoption of SFAS No. 131 is expected to impact the way the Company reports information about its operations.

ITEM 2 - DESCRIPTION OF PROPERTIES

        The  Bank  owns a  building  located  at 701  Fifth  Street  in  Eureka,
California. This facility houses the Bank's Eureka branch, as well as the Company's Administration, Alternative Investment, Central Services, Data Processing, Advertising and Marketing, Facilities Management, Operations, and Human Resources Departments.

        The Bank also owns branch buildings located at: (i) 1360 Main Street, Fortuna, California; (ii) 1063 G Street, Arcata, California; and (iii) 2095 Central Avenue, McKinleyville, California. The Bank also owns a parking lot located at 404 H Street, Eureka, California.

        In 1994, the Bank purchased from the RTC a bank building located at 612 G Street, Eureka, California. This facility now houses the Bank's SBA, Lease, Loan Supervision, Credit Card Issuing, Compliance, and Real Estate Departments.

        In early 1995, the Bank purchased the following three properties from U.S. Bank to operate as branches: (i) 358 Main Street, Loleta, California; (ii) 39171 Highway 299, Willow Creek, California; and (iii) 409 Main Street, Weaverville, California.

        The Bank leases on a month-to-month basis for a payment of $650 per month an approximately 1,600 square foot building located at 525 Fifth Street, Eureka, California. The Company has donated, as a community service, the use of this property to the Redwood Coast Music Festivals for its headquarters office.

        On March 1, 1996, the Company executed a ten year option to lease an approximately 10,000 square foot, single story office building located at 605 K Street, Eureka, California, to house the Company's Heritage Club Department, the Merchant Bankcard Department, and the Credit Card Issuing Department. The lease commenced on March 1, 1996, and was for a period of ten years with a monthly lease payment of $4,500. The lease also contained an option to renew the lease for two additional five-year terms. The Heritage Club Department and the Credit Card Issuing Department moved to other locations in 1998 and this facility now houses only the Merchant Bankcard Department.

        On May 15, 1996, the Company executed a ten-year option to lease 773 square feet in a Tops Sentry Market located at West Highway 299 and Martin Road, Weaverville, California, to house the Weaverville Supermarket Branch. The lease commenced on May 15, 1996, and was for a period of ten years with an initial monthly lease payment of $1,725, to increase to $2,030 per month when store customer count reached 15,000. The rent at November 1, 1998, was $2,030 per month. The lease also contained an option to renew the lease for two additional five-year terms. The Company elected to close this office and consolidate it with the Weaverville branch on November 15, 1998. The Company is negotiating with the landlord for the cancellation of the lease. The Company anticipates these negotiations will be concluded in the first quarter of 1999.

        On February 6, 1997, the Company executed a month to month lease with Rainbow Mini Storage for space in which to store Company equipment located at 639 West Clark Street, Eureka, California. The lease commenced on February 6, 1997, and two additional spaces have now been leased. The total monthly lease-payment as of December 31, 1998, is $328.

        On May 9, 1997, the Company assumed a lease on an approximately 1,800 square foot building located at 767 Redwood Drive, Garberville, California to house the Garberville Branch. On June 25,1998, the lease was terminated by mutual consent with the landlord, with the Company making a one time negotiated payment of $15,600 to cover future monthly lease payments.

        On September 1, 1997, the Company executed a ten-year lease with Sentry III for an approximately 3,100 square foot building located at 915 Redwood Drive, Garberville, California to house the Garberville Branch. The lease commenced on September 1, 1997, and was for a period of ten years with an initial monthly payment of $2,550. The lease also contains two five-year options to extend the lease.

        On October 10, 1997, the Company executed a one year lease with ReProp Investments, Inc. for office space of approximately 1,945 square feet, located at 555 H Street, Suite B and C, Eureka, California to house the Financial Department. The lease commenced on October 13, 1997, and terminated on October 31, 1998, with a monthly lease payment of $1,945. At December 31, 1998, the lease was month-to-month with a payment of $1,945.

        On November 28, 1997, the Company executed a month to month lease with 1991 Rev Trust c/o Bob Gardner for office space of approximately 1,100 square feet, located at 710 Fifth Street, Eureka, California. The lease commenced December 3, 1997, with a sixty-day notice to terminate, and a monthly lease payment of $475. The Company canceled this lease on July 10, 1998. On November 23, 1998, the Company executed a ten month lease with 1991 Rev Trust c/o Bob Gardner for office space of approximately 1,100 square feet at 710 Fifth Street, Eureka, California. The lease commenced November 23, 1998, and terminates on September 30, 1999, with monthly lease payments of $500. This office houses the Credit Department.

        On February 20, 1998, the Company executed a month to month lease with Real Property Management & Maintenance for office space located at 539 G Street Eureka, California to house the Management Information Services Department. The lease commenced on March 1, 1998, with a monthly lease payment of $650.

        On July 22, 1998, the Company executed a one-year lease with Noel and Davenport for office space located at 2830 G Street, Eureka, California to house the Heritage Club. The lease commenced on July 20, 1998, and terminates on August 1, 1999, with an option to renew for one additional year. The monthly lease payment is $1,300.

        On October 1, 1998, the Company executed a ten year lease with Retail Portfolio 30-1, LLC for office space of approximately 3,955 square feet located at 1601 Douglas Boulevard, Roseville California. The lease commenced on November 3, 1998, will expire October 31, 2008, but may be extended for three additional terms of five years each. The initial twelve-month lease payment is $6,921.25, which can be increased on November 3 of each year thereafter by the greater of 2% or the percentage increase in the Consumer Price Index.

        Rental expense for all leases of premises was $269,000, $128,000, and $94,000 for the years ended December 31, 1998, 1997, and 1996, respectively. Rental income for all leases of premises was $177,000, $65,000, and $69,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

ITEM 3 - LEGAL PROCEEDINGS

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


                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Trades in the Company's common stock are made through Everen Securities, Inc., Sutro and Company (since July 1, 1997), and Paine Webber (since July 1,
1997). The Company's common stock is traded on the OTC Bulletin Board under the symbol, "HBEK". The Company is giving consideration to seeking a listing of its common stock on the NASDAQ SmallCap market.

        For the year ended December 31, 1998, the Company was aware of 56 trades of the Company's common stock totaling 40,900 shares of common stock. This compared with 51 trades totaling 104,932 shares of the Company's stock in the year ending December 31, 1997. Since all of those transactions were individually negotiated between the buyer and seller through Everen Securities, Inc., Sutro and Company, or Paine Webber as intermediary, the Company was not informed of the exact purchase price for the common stock sold in each of these transactions. The Company, however, was informed by Everen Securities, Inc., Sutro and Company, or Paine Webber of the high and low bid price for the common stock during the last two fiscal years as follows, but no assurances can be given that these high and low bid prices reflected the actual market value of the Company's common stock. In addition, the prices indicated reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions.

                                     NUMBER OF
YEAR          QUARTER                 TRADES          HIGH BID        LOW BID
----          -------                ---------        --------        -------

-1997-      First Quarter                 5            $23.00          $21.13
            Second Quarter (1)            8            $29.00          $23.00
            Third Quarter                23            $31.00          $27.50
            Fourth Quarter               15            $31.25          $29.00

-1998-      First Quarter                15            $31.50          $28.00
            Second Quarter (2)           18            $32.50          $25.00
            Third Quarter                 7            $31.25          $27.00
            Fourth Quarter               16            $31.00          $24.00

(1) During the second quarter of 1997, the Company declared a 10% stock dividend.

(2) During the second quarter of 1998, the Company declared a 10% stock dividend.

        As of December 31, 1998, the shares of the Company were held by approximately 572 shareholders compared to 582 shareholders as of December 31, 1997, not including those held in street name by several brokerage houses. As of December 31, 1998, a total of 357,824 shares of the Company's common stock are subject to outstanding options. The Company is the sole shareholder of the one share of Humboldt Bank common stock.

        The Company distributed a 10% stock dividend on the common stock on May 30, 1996, 1997, and 1998. Because there is a minimal trading market for the Company's common stock, the Company cannot determine the effect of the stock dividends on the market value of the stock. The Company has never declared a cash dividend on the common stock. Payments of future dividends will be subject to the discretion of the Board of Directors and will depend upon the Company's earnings, financial condition, capital requirements, regulatory requirements and such other factors, as the Board of Directors deems appropriate.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Selected Financial Data

        The following table sets forth certain selected financial data of the Company (on a consolidated basis with the Bank) for the years ended December 31, 1998, 1997, and 1996, respectively, and should be read in conjunction with Management's Discussion and Analysis and with the financial statements presented herein.



Year Ended December 31:                                - 1998 -    - 1997 -     - 1996 -
-----------------------                                ---------   --------     --------
(Dollars in thousands except per share data)

Results of Operations:
    Interest Income                                     23,504      20,053       16,562
    Interest Expense                                     7,742       7,024        5,549
Net Interest Income:                                    15,762      13,029       11,013
    Provision for Loan Losses                            2,124         773          533
    Other Income                                        12,473       8,109        5,747
    Other Expense                                       19,578      15,496       11,325
    Income Before Income Taxes                           6,533       4,869        4,902
    Provision for Income Taxes                           2,517       1,611        1,926
Net Income:                                              4,016       3,258        2,976
Per Share Data (1):
    Net Income                                           $2.26       $1.88        $1.77
    Net Income Assuming Dilution                         $2.06       $1.68        $1.59
    Cash Dividend Declared                                 N/A         N/A          N/A
    Book Value Per Share                                $15.58      $14.94       $13.89
    Weighted Average Shares Outstanding              1,773,788   1,729,448    1,686,129
    Weighted Average Shares Outstanding - Diluted    1,951,623   1,943,745    1,870,732
Balance Sheet at December 31:
    Assets                                             319,975     284,087      214,738
    Loans                                              186,038     157,512      142,824
    Deposits                                           283,968     255,186      192,576
    Shareholders' Equity                                27,848      23,554       19,600


Financial Ratios:
    Return on Average Assets                              1.22        1.15         1.48
    Return on Average Shareholders' Equity               16.02       14.50        16.96
    Average Shareholders' Equity to Average Assets        7.64        7.93         8.80


(1) All share and share data have been retroactively adjusted to reflect stock dividends.

        The following discussion, presented on a consolidated basis, analyzes the financial condition and results of operations of the Company and the Bank for the twelve-month period ended December 31, 1998. The discussion should be read in conjunction with the Company's financial statements and notes presented herein.

Summary of Operations

        The Company reported net income of $4,016,000 for the year ended December 31, 1998, compared to $3,258,000 for the year ended December 31, 1997. The increase in net income is attributable to an increase of $2,733,000 or 21.0% in net interest income, an increase in other non-interest income of $4,364,000 or 53.8%. These increases were offset by an increase in provision for loan losses of $1,351,000 or 174.8.0%, an increase in other non interest expense of $4,082,000 or 26.3% and an increase in provision for income taxes of $906,000 or 56.2%. The increase in net interest income is attributable to the substantial increase in earning assets and a slight increase in the net interest yield. The increase in other non interest income is attributable to increases in service charges on deposit accounts, increases in gains related to FNMA servicing, and substantial increases in Lease Department, Merchant Bankcard Department and Credit Card Issuing Department income which was offset in part by a decrease in gains on sale of loans and investments. The increase in other non interest expense is attributable to increases in salaries and employee benefits, net occupancy and equipment expenses, data processing expense, stationery and supply expense, telephone expense, board related expense, OREO expense, seminar expense, sundry loss expense, non-local travel expense, and Merchant Bankcard expenses which were offset in part by a decrease in other outside service expense, credit report expense, and Credit Card Issuing Department expense. The increase in provision for loan losses is attributable to an increase in loans originated and to an increase in loans charged off by the Credit Card Issuing Department and Lease Department. The increase in provision for income taxes is attributable to the increase in pre-tax income.

        The Company reported net income of $3,258,000 for the year ended December 31, 1997, compared to $2,976,000 for the year ended December 31, 1996. The increase in net income is attributable to an increase of $2,016,000 or 18.3% in net interest income, and an increase in other non-interest income of $2,362,000 or 41.1%. These increases were offset by an increase in provision for loan losses of $240,000 or 45.0% from 1996, an increase in other non interest expense of $4,171,000 or 36.8%, and a decrease in provision for income taxes of $315,000 or 16.4%. The increase in net interest income is attributable to the substantial increase in earning assets offset by a slight decrease in net interest yield. The increase in other non interest income is attributable to increases in service charges on deposit accounts, fees for customer services plus substantial increases in Lease Department, Merchant Bankcard Department and Credit Card Issuing Department income which was offset in part by a decrease in gains on sale of loans and investments. The increase in other non interest expense is attributable to increases in salaries and employee benefits, net occupancy and equipment expenses, stationery and supplies, telephone expense, travel expense, postage expense, other outside service expense, Credit Card Issuing Department and Merchant Bankcard expenses which was offset in part by a decrease in FDIC expense and Data Processing expense. The increase in provision for loan losses is attributable to an increase in loans originated and to an increase in loans charged-off by the Credit Card Issuing Department. The decrease in provision for income taxes is attributable to the increase in pre-tax income, which was offset by the effect of deferred taxes. While pre-tax income increased the provision for income taxes decreased as a result of the Company taking advantage of some deferred tax benefits.

Net Interest Income

        Net interest income represents the excess of interest income and loan fees earned by the Company on its earning assets over the interest expense paid on its interest bearing liabilities and other borrowed money. Net interest income as a percentage of average earning assets is referred to as net interest margin. The levels of interest-earning assets and interest-bearing liabilities as well as changes in interest rates affect the level of net interest income. During periods of rapidly changing interest rates, the Company's earnings can be significantly affected, as interest rates on the majority of its earning assets reflect changes in interest rates immediately, while interest rates paid on liabilities, such as time certificates of deposit, change only at the maturity of the deposit certificate.

        Net interest income for 1998 totaled $15,762,000 compared with $13,029,000 in 1997. The increase in net interest income was attributable to a significant increase in earning assets and a slight increase in net interest yield. The yield on loans increased by 0.20 percent, over the same period in 1997 and the cost of deposits decreased 0.31 percent. The reference rate used by the Company to price a significant portion of its loan products was 7.75% at December 31, 1998, and was 8.50% at December 31, 1997. Total loans comprised 66.0% of average earning assets in 1998 compared with 68.2% in 1997.

        Net interest income for 1997 totaled $13,029,000 compared with $11,013,000 in 1996. The increase in net interest income was attributable to a significant increase in earning assets somewhat offset by a slight decrease in net interest yield. The yield on loans decreased by 0.25 percent over the same period in 1996 and the cost of deposits decreased 0.04 percent. The reference rate used by the Company to price a significant portion of its loan products was 8.50% at December 31, 1996. The loan portfolio comprised 68.2% of average earning assets in 1997 compared with 73.1% in 1996.

        Loan fees included in net interest income were $1,366,000 at December 31, 1998, $729,000 at December 31, 1997, and $802,000 at December 31, 1996.



         [the remainder of this page has been intentionally left blank]

        Interest income may be analyzed by segregating the volume and rate components of interest income and interest expense. The following table sets forth an analysis of the increases and decreases in interest income and interest expense in terms of changes in average volume and average rates for the years ending December 31, 1998 and 1997.

               ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSES
                      INCREASE (DECREASE) DUE TO CHANGE IN
                                 VOLUME AND RATE




                                          1998 OVER 1997                  1997 OVER 1996
                                          -------------                   --------------
INCREASE/DECREASE
IN INTEREST INCOME:
(Dollars in Thousands)                 VOLUME      RATE     TOTAL       VOLUME      RATE      TOTAL
                                       ------      ----     -----       ------      ----     ------
Loans                                  2,451        350     2,801        1,842       346      2,188
Securities                             1,220       (516)      704          976        10        986
Fed Funds Sold                           (98)        (2)     (100)         213        25        238
Fed Reserve Stock                        -0-        -0-       -0-          -0-       -0-        -0-
Due From Banks Time                       13         33        46           63        16         79
Other Interest                           -0-        -0-       -0-          -0-       -0-        -0-
Total Increase/decrease                3,586       (135)    3,451        3,094       397      3,491

Increase/decrease in
Interest Expense:

Now & Super Now                           28        (11)       17           29        (2)        27
Savings                                   19        -0-        19           73       (29)        44
Money Market                              88       (201)     (113)         114        87        201
Certificates of Deposit                  795       (126)      669        1,106        95      1,201
Borrowed Funds                           174        (48)      126            3       -0-          3
Other                                    -0-        -0-       -0-           (1)      -0-         (1)
Total Increase/decrease                1,104       (386)      718        1,324       151      1,475
Total Change in Net Interest Income    2,482        251     2,733        1,770       246      2,016



Provision for Loan and Lease Losses

        The provision for loan and lease losses which is charged to operations is based on the quality of the loan portfolio, the amount of net loan losses incurred and management's estimate of potential future losses based on an ongoing evaluation of the portfolio risk and economic conditions.

        The provision for loan and lease losses in 1998 was $2,124,000 compared with $773,000 in 1997 and $533,000 in 1996. The ratio of the allowance for loan and lease losses to total gross loans and leases equaled 1.68%, 1.48% and 1.48% at December 31, 1998, 1997, and 1996, respectively. The increase in the provision from 1997 to 1998 is attributable to an increase in loans originated and an increase in loans charged-off by the Credit Card Issuing Department and the Lease Department. The increase in the provision from 1996 to 1997 was due to an increase in loans originated and to an increase in loans charged-off by the Credit Card Issuing Department.

        Net charged-off  loans were  $1,439,000,  $549,000 and $256,000 in 1998,
1997, and 1996, respectively. These amounts represented (0.82)%, (0.36)%, and (0.19)%, respectively, of average loans outstanding.

Non-Interest Income

        Non-interest income including realized gains and losses on securities for 1998 totaled $12,473,000, an increase of $4,364,000 or 53.8% from $8,109,000 earned in 1997. Service charges on deposit accounts increased $797,000 or 61.3%, fees for customer services increased $2,561,000 or 45.3%, all other non-interest income increased $912,000 or 86.8%, Proportionate Income from Bancorp Financial Services increased $196,000 or 100% and realized gains on securities decreased $102,000 or 100% from the prior year. The increases are attributable to the activities of the Lease, Merchant Bankcard, Credit Card Issuing and Alternative Investment Departments, plus an increase in service charges on deposit accounts. The increase in gain on sale of loans is attributable in part to selling some portfolio loans at a gain. The decrease in gain on sale of investments is attributable to fact that no investments were sold in 1998.

        Non-interest income including realized gains and losses on securities for 1997 totaled $8,109,000, an increase of $2,362,000 or 41.1% from $5,747,000 earned in 1996. Service charges on deposit accounts increased $591,000 or 83.4%, fees for customer services increased $2,626,000 or 61.3%, net investment securities gain/loss decreased by $576,000 or 85.0%, and gain on sale of loans decreased by $279,000 or 372.0% from the prior year. The increases are attributable to the activities of the Lease, Merchant Bankcard, Credit Card Issuing and Alternative Investment Departments, plus an increase in service charges on deposit accounts. The decrease in gain on sale of loans is attributable in part to selling some portfolio loans at a loss. The decrease in gain on sale of investments is attributable to selling more investments in 1996 than in 1997 to fund loans.

Non-Interest Expense

        Non-interest expense for 1998 totaled $19,578,000 an increase of $4,082,000 or 26.3% from 1997. Salaries and employee benefits represented the single largest component of non-interest expense: $9,151,000 or 46.7% in 1998 and $6,806,000 or 43.9% in 1997. Full time equivalent employees numbered 250, 209 and 175 on December 31, 1998, 1997, and 1996, respectively.

        Non-interest expense for 1997 totaled $15,496,000, an increase of $4,171,000 or 36.8% from 1996. Non-interest expense for 1996 totaled $11,325,000, an increase of $2,176,000 or 23.8% from 1995. Salaries and employee benefits represented the single largest component of non-interest expense:
$6,806,000 or 43.9% in 1997, and $5,592,000 or 49.4% in 1996.

        Net occupancy and equipment expense increased $245,000 or 9.9% to $2,711,000 in 1998. This increase can be attributed to increased maintenance and repairs on older equipment, and increased rental expense, partially offset by increased rental income.

        Net occupancy and equipment expense increased $674,000 or 37.6% to $2,466,000 in 1997. This increase can be in part attributable to depreciation expense related to the purchase of an in-house computer system, a local area network and a wide area network as well as the purchase of furniture & fixtures and leasehold improvements at the Garberville Branch, the Merchant Bankcard, Credit Card Issuing departments at 605 K Street, Eureka, California, the

Cashiers  Department  at  555  H  Street,   Eureka,   California  and  increased
maintenance and repairs on older equipment.

        Other  expenses,   excluding  salaries  and  related  benefits  and  net
occupancy and equipment expenses, increased $1,492,000 or 24.0% in 1998 from 1997, and $2,283,000 or 57.9% in 1997 from 1996, primarily due to the merchant credit card program in 1998 and the credit card program in 1997. The following table summarizes the significant components of non-interest expense for 1998, 1997, and 1996.

                              NON-INTEREST EXPENSE



                                                         DOLLAR        %        DOLLAR       %
                                                         CHANGE     CHANGE      CHANGE     CHANGE
(Dollars In Thousands)    12/31/98  12/31/97  12/31/96    1998      VS 1997      1997      VS 1996
                          --------  --------  --------   ------     -------     ------     -------
Salaries & Related
  Benefits                 9,151     6,806     5,592      2,345       34.5%      1,214       21.7%
Fixed Assets               2,711     2,466     1,792        245        9.9%        674       37.6%
Prof. Services             1,123     1,342       693       (220)     (16.4)%       649       93.7%
Credit Card Program          346     1,021       170     (1,012)     (74.5)%       851      500.6%
Stationery, Supplies
  & Postage                  884       887       542         (3)      (0.3)%       345       63.7%
Intangible Expense           372       426       372        (54)     (12.7)%        54       14.5%
Merchant Credit
Card Program               2,665       822       434      2,180      449.5%        388       89.4%
FDIC & Other Ins.            186       164       480         22       13.4%       (316)     (65.8)%
Advertising                  247       265       235        (18)      (6.8)%        30       12.8%
Development                  249       242       129          7        2.9%        113       87.6%
Telephone & Travel           598       478       424        120       25.1%         54       12.7%
Data Processing/
  ATM Expense                324       170       199        154       90.6%        (29)     (14.6)%
Other Expense                723       407       263        316       77.6%        144       54.8%
TOTAL:                    19,578    15,496    11,325      4,082       26.3%      4,171       36.8%



Provision for Income Taxes

        The provision for income taxes totaled $2,517,000 in 1998, an increase of $906,000 or 56.2% from 1997, and in 1997 totaled $1,611,000, a decrease of
$315,000 or 16.4% from 1996. The increase in 1998 and the decrease in 1997 in provision for income taxes was the result of increased pre-tax income partially offset by the Company's taking advantage of some deferred tax benefits. The 1998 effective tax rate of 38.5% and the 1997 effective tax rate of 33.1% on reported income was below the expected statutory federal rate of 34.0% and the state franchise tax rate of 10.8% (net of the federal benefit) principally because of exemptions for Enterprise Zone loans for state tax purposes, exemptions for Municipal obligations for federal purposes, Keyman Insurance, and other temporary differences.

Loans

        The Company concentrates its lending activities in commercial, real estate construction, real estate related and consumer loans made almost exclusively to individuals and businesses within Northern California and lease receivables and credit cards throughout the nation. At December 31, 1998, the Company had total gross loans outstanding of $182.1 million and loans held for sale of $7.7 million. This represented 66.8% of total consolidated deposits and 59.3% of total consolidated assets of the Company. At December 31, 1997, the Company had total gross loans outstanding of $160.6 million and loans held for sale of $48 thousand. This represented 63.0% of total consolidated deposits and 56.6% of total consolidated assets. At December 31, 1996, the Company had total gross loans outstanding of $145.7 million and loans held for sale of $63 thousand. This represented 75.7% of total consolidated deposits and 67.9% of total consolidated assets.

        The Company offers a variety of commercial lending services, including revolving lines of credit, working capital loans, equipment financing, letters of credit and inventory financing. Typically, commercial loans are floating rate obligations and priced based on the Company's reference rate. The Company makes loans to finance the construction of residential, commercial and industrial properties and to finance land acquisition and development. The Company's single family real estate construction loans typically have a maturity of up to nine months and are secured by deeds of trust and usually do not exceed 90% of the appraised value of the home to be built. Land development loans typically have a maturity of twelve to twenty-four months; have a floating rate tied to the Company's reference rate; usually do not exceed 75% of the appraised value; are secured by a first deed of trust and, in the case of corporations, are personally guaranteed. When the total amount of a loan would otherwise exceed the Company's legal lending limit, the Company seeks other financial institutions to facilitate the extension of credit. Real estate construction and development loans as a percentage of total gross loans outstanding were 11.3% at December 31, 1998, compared to 12.6% at December 31, 1997, and 14.5% at December 31, 1996.

        Risks associated with real estate construction and land development loans are generally considered higher than risks associated with other forms of lending in which commercial banks traditionally engage. The concentration in the real estate construction and land development loan portfolio has been on residential real estate construction loans. The California economy exhibited signs of recovery in 1997 and 1998 and sales of single-family residences exhibited a small upturn. While the Company is continuing to fund real estate construction and land development commitments, underwriting requirements continue to be conservative.

        Real estate residential loans as a percentage of total gross loans outstanding were 15.1% at December 31, 1998, compared to 16.9% at December 31, 1997, and 21.6% at December 31, 1996. The decrease in residential real estate loans is attributable to the sale of portfolio loans during 1998 and 1997. The higher volume of residential real estate loans in 1996 is attributable to a single-family residential loan promotion commenced in the last quarter of 1995.

        Real estate commercial and agricultural loans as a percentage of total gross loans outstanding were 44.1% at December 31, 1998, compared to 41.0% at December 31, 1997, and 41.9% at December 31, 1996. The Company entered into a number of SBA guaranteed loans and has loans where SBA has a subordinate lien position. These loans are eligible for sale on the secondary market. The Company chose to sell two such loans in 1998 but did not to sell any such loans in 1997 or 1996. Additional SBA loans could be sold in 1999 if economically justified.

        Consumer loans include loans to individuals, business customers, dealer auto loans and credit card related plans. Automobile loans were $1.2 million or 15.3%, mobile home loans were $0.1 million or 1.6%, personal loans were $0.8 million or 10.2% and credit cards and related plans were $5.7 million or 72.9% of total consumer loans at December 31, 1998. Automobile loans were $1.4 million or 14.3%, personal loans were $0.7 million or 7.8%, other consumer loans were $0.1 million or 1.4% and credit cards and related plans were $7.3 million or 76.5% of total consumer loans at December 31, 1997. Automobile loans were $1.5 million or 34.0%, dealer auto loans were $0.3 million or 5.5%, personal loans were $0.5 million or 10.8%, other consumer loans were $43 thousand or 0.9% and credit cards and related plans were $2.2 million or 48.8% of total consumer loans at December 31, 1996.

        Lease financing loans were $9.9 million or 5.4% of total gross loans outstanding at December 31, 1998, $8.7 million or 5.4% at December 31, 1997, and $3.2 million or 2.2% at December 31, 1996. The increase in Lease financing loans in 1998 and 1997 is mostly attributable to small ticket leases purchases.

        Loans held for sale totaled $7,677,000 at December 31, 1998, $48,000 at December 31, 1997, and $63,000 at December 31, 1996, and represent single-family residential mortgage loans originated by the Company. Loans are classified as held for sale when the Company is waiting to sell the loan in the secondary market to FNMA.

        The following table sets forth certain trends in loans outstanding and the composition of the loan portfolio for 1998, 1997, and 1996.



                                    12/31/98              12/31/97               12/31/96
(Dollars in Thousands)               AMOUNT       %        AMOUNT        %        AMOUNT      %
                                    --------    -----     --------     -----     --------   -----

Real Estate-Const & Land Dev         20,667     11.4%      20,165      12.6%      21,205    14.5%
Real Estate-Residential 1-5          27,549     15.1%      27,205      16.9%      31,456    21.6%
Real Estate-Commercial & Ag          80,197     44.0%      65,772      41.0%      61,030    41.9%
Commercial, Industrial & Ag          33,981     18.7%      28,091      17.5%      20,559    14.1%
Lease Financing                       9,867      5.4%       8,732       5.4%       3,168     2.2%
Consumer Loans                        7,782      4.3%       9,502       5.9%       4,529     3.1%
State & Political Loans               1,512      0.8%         675       0.4%       2,875     2.0%
Other                                   585      0.3%         502       0.3%         850     0.6%
Total Gross Loans                   182,140      100%     160,644       100%     145,672     100%
Less Deferred Loan Fees                (724)                 (809)                  (765)
Less Allowance For Loan Losses       (3,055)               (2,371)                (2,146)
Total Net Loans                     178,361               157,464                142,761
Loans Held For Sale                   7,677                    48                     63
TOTAL LOANS AND LEASES              186,038               157,512                142,824


        The  table  below   summarizes  the  maturity   and/or  next  re-pricing
opportunities of the Company's loan portfolio as of December 31, 1998.



Loans Maturing and/or                            Closed End
Re-pricing Opportunity                           Loans 1-4           All Other
(Dollars in Thousands)                         Single Family      Loans and Leases            Total
                                               -------------      ----------------          --------

3 Months Or Less                                     179                79,075               79,254
Over 3 Through 12 Months                             296                15,167               15,463
Over 1 Year Through 3 Years                        1,713                26,715               28,428
Over 3 Years Through 5 Years                       1,389                30,724               32,113
Over 5 Through 15 Years                            1,733                20,246               21,979
Over 15 Years                                     11,022                   834               11,856
Total Gross Loans                                 16,332               172,761              189,093



        Commercial loan totals in the above table include numerous loans which are secured by deed of trust which, for regulatory purposes, are considered as Real Estate Loans and shown as such in the table on page 26 dealing with "loans outstanding and the composition of the loan portfolio" for 1998.

        The Company's rollover policy is that all maturing loans are reviewed on a case-by-case basis, new financial statements are requested from the borrower and an in-depth credit analysis is performed after which the loan may be extended, renewed, restructured or demand made for payment in full depending upon the circumstances.

Loan Concentrations

        At December 31, 1998, 1997, and 1996, the Company had no concentration of loans which exceeded 10% of total loans.

Allowance for Loan and Lease Losses

        The allowance for loan and lease losses is maintained at a level that management of the Company considers adequate for losses that can be reasonably anticipated. The allowance is increased by charges to operating expenses and reduced by net loans charged-off. The level of the allowance for loan losses is based on management's evaluation of potential losses in the loan portfolio, as well as prevailing and anticipated economic conditions.

        Management employs a systematic methodology on a quarterly basis to determine the amount of loan losses to be reported and the adequacy of the allowance for current and future losses. Each loan is "graded" at the time of origination, extension or renewal by the senior credit administrator. Grades are assigned a risk factor, which is calculated to assess the adequacy of the allowance for loan losses. Further, management considers other factors such as changes in the nature and volume of the loan portfolio, overall portfolio quality, loan concentrations, trends in the level of delinquent and classified loans, specific problem loans and commitments, and current and anticipated economic conditions.

Analysis of the Allowance for Loan and Lease Losses

        The following table summarizes the changes in the allowance for loan and lease losses for the periods shown:



YEAR ENDED DECEMBER 31:
(Dollars in Thousands)                                  - 1998 -         - 1997 -       - 1996 -
                                                        --------         --------       --------
Balance At Beginning Of Period:                          2,371            2,146          1,868
Charge-Offs:
Real Estate-Commercial & Ag                                  0                0              0
Real Estate-Residential 1-5                                (43)               0            (23)
Real Estate-Const & Land Dev                                 0                0              0
Real Estate-Non-Farm/Non-Residential                       (98)               0            (23)
Commercial, Industrial & Ag                               (191)            (193)          (122)
Lease Financing                                           (316)            (124)          (132)
Credit Cards                                              (956)            (475)             0
Consumer                                                   (25)             (11)           (29)
Other                                                       (5)              (7)           (45)

TOTAL:                                                  (1,634)            (810)          (374)

Recoveries:
Real Estate-Commercial & Ag                                  0                0              0
Real Estate-Residential 1-5                                  0                0              0
Real Estate-Const & Land Dev                                 0                0              0
Real Estate-Non-Farm/Non-Residential                         0                0              0
Commercial, Industrial & Ag                                 54              129             78
Lease Financing                                             24               34             34
Credit Cards                                               105               87              0
Consumer                                                     8                9              5
Other                                                        3                3              2

TOTAL:                                                     194              262            119

Net Charge-Offs:                                        (1,440)            (548)          (255)
Provision Charged To Operations                          2,124              773            533
Balance At End Of Period                                 3,055            2,371          2,146
Ratio Of Net Charge-Offs To Avg. Loans                    -0.82%           -0.36%         -0.19%
Average Loans                                          175,190          151,814        134,289



        Charged-off loans for the three years ended December 31, 1998, were $2,818,000, of which $575,000 has been recovered.

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



Non-Performing Assets at December 31:                 - 1998 -         - 1997 -        - 1996 -
 (Dollars in Thousands)                               --------         --------        --------

Loans 90 days or more past due and still
  accruing                                               178              787             122
Non-accrual loans                                        311              838             218
Restructured Loans 30 days or more past due                0               23               0
Lease Financing 90 days or more past due                  63               56              37
Other Real Estate Owned                                  175              148             233
Total Non-Performing Assets                              727            1,852             610
Non-Performing Assets to Total
  Gross Loans Plus O.R.E.O.                             0.40%            1.15%           0.42%



        The decrease in non-performing assets at December 31, 1998, compared to December 31, 1997, is attributable to decreases in loans past due 90 days or more and still accruing, non-accrual loans, and restructured loans 30 days or more past due partially offset by increases in lease financing loans and Other Real Estate Owned. The increase in non-performing assets at December 31, 1997, compared to December 31, 1996, is attributable to increases in loans past due 90 days or more and still accruing, non-accrual loans, restructured loans 30 days or more past due and lease financing loans, partially offset by a decrease in Other Real Estate Owned.

        The table below shows the gross interest income that would have been recorded at December 31, 1998, if these loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if new for part of the period; and the amount of interest that was included in net income for the period.



                                        1998                    1997                  1996
                                  Gross     Interest     Gross      Interest     Gross     Interest
(In Dollars)                      Income     Earned      Income      Earned      Income     Earned
                                 -------    --------    -------     --------    -------    --------

Non-Accrual Loans                $56,269    $19,789     $68,100     $38,900     $22,400         0
90 Days Past Due
  Restructured Loans                   0          0           0           0           0         0
Other Real Estate Owned          $15,300          0     $15,300           0     $27,400         0



        The lease financing and other loans that were past due 90 days or more were all still accruing interest at their stated contract rate.

Potential Problem Loans

        In management's opinion, other than the loans awaiting charge-off in January 1999, there are no loans past due and still accruing on December 31, 1998, that present significant exposure to the Company because they are all well secured and in process of collection. Of the $311,000 in non-accrual loans and $175,000 in O.R.E.O., management feels confident that $461,000 will eventually be collected.

        At December 31, 1998, there are no loans or other interest bearing assets classified for regulatory purposes as loss, doubtful, substandard or special mention that (i) represent or resulted from trends or uncertainties which management anticipates could have a material impact on future operating results, liquidity or capital resources, or (ii) represented material credits or assets about which management had information that would cause serious doubt as to the ability of the borrower to comply with the repayment terms.

Investment Portfolio

        The Company invests excess funds in a variety of instruments in order to meet liquidity and profitability goals. A portion of available funds is invested in liquid investments such as overnight federal funds. The balance is invested in investment securities such as U.S. Treasury and Agency securities (including CMO's), tax-exempt municipal bonds, corporate bonds and Federal Reserve Bank, FHLB and FNMA stock, etc. See "Liquidity."

        The composition of the investment portfolio is shown in the table below at book and market value. On November 16, 1995, a one-time change to the Company's category allocation was permitted and the Company elected to categorize all investments as "Available For Sale."



                                  12/31/98              12/31/97              12/31/96
                                    BOOK       MARKET     BOOK       MARKET     BOOK       MARKET
(Dollars in Thousands)              VALUE      VALUE      VALUE      VALUE      VALUE      VALUE
                                  -------      ------   --------     ------   --------    -------

US. Treasury Securities-AFS         3,000      3,013      2,996       3,007     3,056       3,105
US. Treasury Securities-HTM             0          0          0           0         0           0
US. Govt. Agencies-AFS                  0          0          0           0     1,002       1,011
US. Govt. Agencies-HTM                  0          0          0           0         0           0
Coll. Mort. Obligations-AFS        56,682     56,615     62,433      63,114    23,331      23,562
Coll. Mort. Obligations-HTM             0          0          0           0         0           0
Municipal Securities-AFS           16,227     17,110     12,190      12,771    10,172      10,499
Municipal Securities-HTM                0          0          0           0         0           0
Federal Reserve Bank Stock              0          0        446         446       446         446
Corporate Bonds                         0          0          0           0         0           0
Other Securities-AFS                1,062      1,064        840         842     1,309       1,310

TOTAL:                             76,971     77,802     78,905      80,180    39,316      39,933

Mark To Market Analysis
Available For Sale (AFS)           76,971     77,802     78,905      80,180    39,316      39,933
Held To Maturity (HTM)                  0          0          0           0         0           0

TOTAL PORTFOLIO:                   76,971     77,802     78,905      80,180    39,316      39,933

Unrealized Gain/Loss On
  Securities:
Available For Sale (AFS)              831                 1,275                   617
Held To Maturity (HTM)                  0                     0                     0

TOTAL UNREALIZED GAIN/LOSS            831                 1,275                   617


        The table below summarizes the maturity of the Company's investment securities as of December 31, 1998:



Available For Sale
Investments Maturing                 U.S.         U.S.                                   Equity
(Dollars In Thousands)            Treasuries    Agencies      C.M.O'S     Municipals   Securities   Total
                                  ----------    --------      -------     ----------   ----------   -----
3 Months Or Less                      999           0          1,398          280         1,062      3,739
Over 3 Through 12 Months            2,001           0         11,384            0             0     13,385
Over 1 Year Through 3 Years             0           0         35,821          235             0     36,056
Over 3 Through 5 Years                  0           0          6,019        1,238             0      7,257
Over 5 Through 15 Years                 0           0          2,060        8,324             0     10,384
Over 15 Years                           0           0              0        6,150             0      6,150
Total                               3,000           0         56,682       16,227         1,062     76,971
Unrealized Gain/Loss On
  Available For Sale Investments
  (Included in Figures Above)          13           0            (68)         883             3        831


        The table below summarizes the Company's investment securities by weighted-average yield as of December 31, 1998.



                                     U.S.           U.S.                                          Equity
Weighted Average Yield            Treasuries      Agencies        C.M.O'S       Municipals      Securities
----------------------            ----------      --------        -------       ----------      ----------

3 Months Or Less                     6.04%          0.00%          9.08%           7.50%           6.22%
Over 3 Through 12 Months             6.20%          0.00%          4.16%           0.00%           0.00%
Over 1 Year Through 3 Years          0.00%          0.00%          4.80%           7.75%           0.00%
Over 3 Through 5 Years               0.00%          0.00%          4.21%           8.20%           0.00%
Over 5 Through 15 Years              0.00%          0.00%          4.60%           7.75%           0.00%
Over 15 Years                        0.00%          0.00%          0.00%           7.06%           0.00%
Total Portfolio                      6.15%          0.00%          4.71%           7.52%           6.22%



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

        At December 31, 1998, the book value of collateralized mortgage obligations totaled $56.7 million, a decrease of $5.8 million or 9.2% from December 31, 1997. At December 31, 1997, the book value of collateralized mortgage obligations totaled $62.4 million, an increase of $39.1 million or 167.6% from December 31, 1996. The decrease in 1998 is attributable to prepayments and the increase in 1997 is attributable to a part of the substantial increase in deposits being invested in this category.

        At December 31, 1998, the book value of municipal investments totaled $16.2 million, an increase of $4.0 million or 33.1% from December 31, 1997. At December 31, 1997, the book value of municipal investments totaled $12.2 million, an increase of $2.0 million or 19.8% from December 31, 1996. The increase in 1998 is attributable to a slight realignment of the portfolio to take tax advantage of municipal investments and the increase in 1997 is attributable to a part of the substantial increase in deposits being invested in this category.

        At December 31, 1998, the book value of U.S. Treasury investments totaled $3.0 million, an increase of $4 thousand or 0.1 percent from December 31, 1997. At December 31, 1997, the book value of U.S. Treasury, investments totaled $3.0 million, an increase of $60 thousand or 2.0% from December 31, 1996. The small increases in both 1998 and 1997 are attributable to the accretion of discount.

        At December 31, 1998, 1997, and 1996, the Company had no U.S Agency investments.

        At December 31, 1998, the book value of the following issuer's securities exceeded ten percent of the Company's capital.

ISSUER
(Dollars in Thousands)                     BOOK VALUE             MARKET VALUE
                                           ----------             ------------

U.S. Treasury                                 3,000                    3,013
FHLMC CMO's                                   9,726                    9,800
GNMA CMO's                                    9,646                    9,522
FNMA CMO's                                   18,681                   18,630
FRMAC CMO's                                  18,144                   18,173


Deposits

        Deposits, including non-interest-bearing demand deposits, increased $28.8 million, from $255.2 million in 1997 to $284.0 million in 1998, an increase of 11.3%. The table below outlines certain information regarding trends in the Company's deposits for 1998, 1997, and 1996.



DEPOSITS:                     12/31/98               12/31/97                 12/31/96
(Dollars in Thousands)         AMOUNT        %        AMOUNT           %       AMOUNT         %
                              --------    ------     --------       ------    --------     ------

Demand                         96,884      34.1%      70,767         27.7%     50,412       26.2%
NOW                            22,314       7.9%      21,575          8.5%     16,476        8.6%
Time-$100,000 and over         46,355      16.3%      40,643         15.9%     26,432       13.7%
Other Time                     69,478      24.5%      69,821         27.4%     57,951       30.1%
Savings & Money Market         48,936      17.2%      52,380         20.5%     41,305       21.4%
Total Deposits:               283,967     100.0%     255,186        100.0%    192,576      100.0%


        The table below indicates the average rates of interest paid on each deposit category.

                                         1998          1997           1996
                                         ----          ----           ----
Now Accounts                             0.94%         0.99%          1.01%
MMDA Accounts                            2.89%         3.57%          3.20%
Savings Accounts                         1.80%         1.80%          1.98%
Time Certificates of Deposit             5.34%         5.45%          5.33%


        At December 31, 1998, 1997, and 1996, time certificates of deposit over $100,000 were 16.3%, 15.9%, and 13.7% of total deposits respectively. The Company has never had brokered deposits and does not intend to seek such deposits. All public time certificates of deposit are from local government agencies located in Humboldt and Trinity Counties.

        Time certificates of deposit at December 31, 1998, had the following maturity schedule:

(Dollars in Thousands)                            $100,000+          Others
                                                  ---------          ------

Three months or less                                23,592           23,423
Over three months through twelve months             20,209           37,313
Over one year through three years                    1,919            7,572
Over three years                                       635            1,170
TOTAL:                                              46,355           69,478

        At December 31, 1998, certificates of deposit over $100,000 totaling $43.8 million or 15.4% of total deposits were scheduled to mature within one year. At December 31, 1997, certificates of deposit over $100,000 totaling $37.1 million or 14.5% of total deposits were scheduled to mature within one year. At December 31, 1996, certificates of deposit over $100,000 totaling $24.1 million or 12.5% of total deposits were scheduled to mature within one year. Although the Company has not experienced seasonal or unusual fluctuations in this component of the deposit portfolio, management recognizes that these types of deposits may represent a greater risk of interest rate and volume volatility than small retail deposits. Management believes that the presumed volatility of such deposits presents an acceptable risk and withdrawal of such certificates of deposit would not have a material impact on the liquidity position of the Company.

Interest Rate Sensitivity

        The operating income and net income of the Company depend to a substantial extent on "rate differentials," i.e., the difference between the income the Company receives from loans, securities and other earning assets, and the interest expense it pays on deposits and other liabilities.

        The interest rate sensitivity of the Company is measured over time and is based on the Company's ability to re-price its assets and liabilities. The opportunity to re-price assets in the same dollar amounts and at the same time as liabilities would minimize interest rate risk in any interest rate environment. The difference between the amount of assets and liabilities re-priced at the same time is referred to as the "gap." This gap represents the risk, or opportunity, in re-pricing. If more assets than liabilities are re-priced at a given time in a rising rate environment, net interest income would improve, and in a declining rate environment, net interest income would deteriorate. If more liabilities than assets were re-priced under the same conditions, the opposite results would prevail. The Company is asset sensitive and its near term performance could be enhanced by rising rates and negatively affected by falling rates in the next twelve months.

        The table below sets forth the distribution of re-pricing of the earning assets and interest-bearing liabilities for the respective periods at December 31, 1998.



Assets Or Liabilities                Due From
Which Mature Or Re-price               Banks           Fed       Investments
(Dollars In Thousands)                 Time           Funds       Ex Equity         Loans          Total
                                     ---------       ------      ------------     --------        -------
3 Months Or Less                         20           2,250          2,444          79,254         83,968
Over 3 Through 12 Months              3,000               0         12,835          15,463         31,298
Over 1 Year Through 3 Years               0               0         36,822          28,428         65,250
Over 3 Years Through 5 Years              0               0          7,299          32,113         39,412
Over 5 Through 15 Years                   0               0         10,958          21,979         32,937
Over 15 Years                             0               0          6,380          11,856         18,236

Total Assets                          3,020           2,250         76,738         189,093        271,101

                                      Time
                                    Interest        MMDA,        Certificates        Other
                                     Bearing       Savings &          Over         Borrowed
Liabilities                          Demand       Other Time       $100,000          Funds         Total
-----------                         ---------     ----------     -------------     --------       -------

3 Months Or Less                     22,314          72,359         23,592              21        119,686
Over 3 Through 12 Months                  0          37,313         20,209              65         56,187
Over 1 Year Through 3 Years               0           7,572          1,919             192          9,683
Over 3 Years                              0           1,170            635           3,124          4,929
Total Liabilities                    22,314         118,414         46,355           3,402        190,485

Interest Rate Sensitivity Gap                      Cumulative
------------------------------                     ----------
3 Months Or Less                    (35,718)        (35,718)
Over 3 Through 12 Months            (24,889)        (60,607)
Over 1 Year Through 3 Years          55,567          (5,040)
Over 3 Years                         85,656          80,616
Total                                80,616


Liquidity

        The Company's liquidity is primarily a reflection of its ability to acquire funds to meet loan demand and deposit withdrawals and to service older liabilities as they come due. To augment liquidity, the Company has a Federal Funds borrowing arrangement with two correspondent banks totaling $10.5 million.

        Additionally, the Company is a member of the Federal Home Loan Bank and through membership has the ability to pledge qualifying collateral for short term (up to six months) and long-term (up to five years) borrowings. Management may use this facility to fund loan advances by pledging single-family residential mortgages as qualifying collateral.

        The liquidity position of the Company may be expressed as a ratio defined as cash, due from banks, federal funds sold, interest bearing deposits and market value of available for sale securities less book value of pledged investments, divided by total deposits. Using this definition, at December 31, 1998, the Company had a liquidity ratio of 28.9% compared to 38.1% at December 31, 1997, and 26.4% at December 31, 1996. The decrease in liquidity at December 31, 1998, compared to December 31, 1997, is mainly attributable to the pledging of securities for certain deposits and current Visa and Master Card requirements. The increase in liquidity at December 31, 1997, compared to December 31, 1996, is attributable to a substantial increase in deposits.

        Part of the Company's normal lending activity involves making commitments to extend credit. One risk associated with the loan commitments is the demand on the Company's liquidity that would result if a significant portion of the commitments were unexpectedly funded at one time. The Company assesses the likelihood of projected funding requirements by reviewing historical patterns, current and forecasted economic conditions and individual client funding needs. At December 31, 1998, the Company had $54.5 million in undisbursed commitments. Further, management maintains unpledged U.S. Government securities that are available to secure additional borrowings in the form of reverse repurchase agreements. At December 31, 1998, no U.S. Government Treasuries or Agencies (at market value) were available for reverse repurchase agreements, however, the Company had U.S. Government Agency CMO's (at market value) of approximately $36.4 million which were unpledged. Management believes that this provides the Company with the necessary liquid assets to satisfy funding requirements in the unlikely event of substantially higher than projected customer funding requirements.

Capital Resources

        Shareholders' equity increased to $27.8 million at December 31, 1998, an increase of $4.3 million or 18.2% compared with $23.6 million at December 31, 1997, which was an increase of $4.0 million or 20.4% compared with the $19.6 million at December 31, 1996.

        The following table sets forth the Company's actual regulatory capital position as of December 31, 1998.

RISK-BASED CAPITAL RATIOS
(Dollars in thousands)                              AMOUNT           RATIO
                                                   -------          ------
Tier 1 Capital                                      26,131          11.73%
Tier 1 Minimum Requirement                          13,365           6.00%
Excess (Shortfall)                                  12,766           5.73%
Total Capital                                       28,883          12.97%
Total Capital Minimum Requirement                   22,274          10.00%
Excess (Shortfall)                                   6,609           2.97%
Risk-Adjusted Assets                               222,748


        At December 31, 1997 and 1996, the Company's risk-based capital ratio was 12.29% and 12.60% respectively.

        At December 31,1998, 1997, and 1996, the Company's leverage-ratio was 8.12%, 7.57% and 8.53%, respectively. No regulatory agency has advised the Company that it is deficient with respect to the Tier 1 leverage-ratio. Management is unaware of any current recommendations by regulatory authorities, which, if implemented, would have a material adverse impact on future operating results, liquidity of capital resources.

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

        The balance sheet of the Company (considered apart from the Bank) at December 31, 1998, contained the following items:

ASSETS:  (Dollars in Thousands)
   Cash On Deposit With Subsidiary                                          805
   Investment In Subsidiary Including Unrealized
    Holding Gains                                                        26,929
   Organizational Costs                                                     197
   Total Assets:                                                         27,931
LIABILITIES:
   Accounts Payable                                                           2
   Deferred Taxes                                                            80
   Total Liabilities                                                         82
CAPITAL:
   Common Stock                                                          25,580
   Capital Surplus                                                          298
   Retained Earnings                                                      1,485
   Net Unrealized Holding Gains (Losses)                                    486
   Total Capital:                                                        27,849
   Total Liabilities and Capital                                         27,931

The Statement Of Income And Expense Of The Company At
December 31, 1998, Contained The Following Items:

INCOME:
   Stock Transfer Fees                                                        3
   Dividends From Subsidiary                                              2,085
   Total Income:                                                          2,088
EXPENSES:
   Employee Profit Sharing                                                   20
   Miscellaneous                                                             13
   Stationery & Supplies                                                      7
   Legal Expense                                                             47
   Taxes Paid                                                                51
   Income Before Undistributed Income Of Subsidiary:                      1,950
   Equity In Undisbursed Income Of Subsidiary:                            2,066
   Net Income:                                                            4,016

       The Federal Reserve Bank regulations for bank holding companies require that net unrealized holding gains/(losses) be included in the balance sheet for the parent company under "Investment in Subsidiary" whereas the audited financial statements prepared by our Certified Public Accountants do not. That amount of net unrealized gains in 1998 was $486,000.

        The $3,000 in stock transfer fees was for fees charged relative to the transfer of ownership of Bancorp Stock Certificates. The employee profit sharing expense of $20,000 relates to the accrual for profit sharing distributions. The miscellaneous expenses of $13,000 relate to filing fees, accounting fees and expenses incurred with the 1998-proxy solicitation. The stationery & supplies expense of $7,000 relates to the write down of the stationery and supply organizational expense and the purchase of additional stock certificates. The legal expenses of $47,000 relates to expenses incurred relative to the 1998 Annual Meeting, regulatory matters and reporting, merger and acquisition issues and stock option issues. The tax expense of $51,000 relates to the accrual for future tax payments. For additional information, please refer to the 1998 audited financial statements.

ITEM 7 - FINANCIAL STATEMENTS

        Financial   statements  meeting  the  requirements  of  Item  310(a)  of
Regulation S-B are attached to this report.


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        During the three most recent fiscal years, the Company has not changed accountants nor had a disagreement with its accountants with respect to accounting principles or practices of financial statement disclosure.




         [the remainder of this page has been intentionally left blank]

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        Board of Directors - Each of the directors has served as a director of the Company and/or the Bank since the initial appointment of directors in September 1989, except Lawrence Francesconi and John McBeth who were appointed in May 1991 and 1992, respectively, Marguerite Dalianes who was appointed in March 1992, Clayton R. Janssen who was appointed in December 1993, Michael Renner who was appointed in November 1996, James O. Johnson who was appointed in May 1997 and Edythe E. Vaissade and Jerry L. Thomas who were both appointed in March 1998.

        Each of the directors has been elected to serve for the ensuing year and until his or her successor is elected and qualified at the annual stockholder meeting of the Company on May 20, 1999. The directors, their ages, and their principal occupations during the past five years are:

Ronald F. Angell         56   Attorney and Partner with the firm of Roberts,
                              Hill, Bragg, Angell & Perlman.
Marguerite Dalianes      55   President, Dalianes Travel Service.
Gary L. Evans            56   Certified Public Accountant associated with the
                              firm of Aalfs, Evans & Company.
Lawrence Francesconi     68   Retired Owner, Redwood Bootery.
Clayton R. Janssen       73   Attorney and Partner with the firm of Janssen,
                              Malloy, Needham, Morrison & Koshkin LLP.
James O. Johnson         70   General Contractor and owner, Jim Johnson
                              Construction.
Theodore S. Mason        56   President and Chief Executive Officer of the
                              Company and/or Bank since March 1989.
John McBeth              52   President, O & M Industries.
Michael Renner           46   President, Renner Petroleum.
Jerry L. Thomas          54   President and General Manager, Eureka Fisheries.
Edythe E. Vaissade       61   Retired Bank Executive.
John R. Winzler          68   Consulting engineer and President of Winzler &
                              Kelly.

Former directors Abrahamsen and Dutra were appointed Director Emeritus status in May 1998.

        Executive Officers - The following are the names of the executive officers of the Company and/or the Bank and certain information concerning each of them:

Theodore S. Mason        56   President and Chief Executive Officer of the
                              Company since 1996 and the Bank since 1989.
Ronald V. Barkley        62   Senior Vice President and Loan Administrator of
                              the Company since 1996 and the Bank since 1989.
Kenneth J. Musante       33   Vice President of the Company since 1996 and
                              Manager of the Bank's Merchant Bankcard Department
                              since 1993.
Alan J. Smyth            65   Senior Vice President, Chief Financial Officer
                              and Secretary of the Company since 1996 and the
                              Bank since 1989.
Paul A. Ziegler          40   Senior Vice President and Chief Administrative
                              Officer of the Company since 1996 and the Bank since January 1994.

Former executive officer Richard Whitsell, 53, was appointed President of Capitol Valley Bank (In organization) Sacramento California in December 1998.

        Pursuant to Section 16(a) of the Securities Exchange Act of 1934, all directors and officers have, to the best of our knowledge, filed Forms 3, 4, and 5 in a timely manner.

ITEM 10 - EXECUTIVE COMPENSATION

        As to the Company's Chief Executive Officer and each other executive officer of the Company who received total compensation in excess of $100,000 in 1998 (the "named executive officers"), the following table sets forth all cash and non-cash compensation (including bonuses, other annual compensation, deferred compensation, and options granted) received from the Company for services performed in all capacities during the last three years.



                                                                OTHER
                                                                ANNUAL       DEFERRED     OPTIONS
NAME                       YEAR       SALARY      BONUS(2)      COMP(3)       COMP(4)     GRANTED
----                       ----       ------      -------       -------      --------     -------

Theodore S. Mason (1)      1998      $125,000     $58,809       $2,434       $150,000      2,000
Theodore S. Mason          1997      $125,000     $45,990       $1,782       $125,000      2,000
Theodore S. Mason          1996      $105,000     $70,906       $1,658       $100,000      2,000
Alan J. Smyth              1998       $85,000     $12,932       $3,704        $90,000          0
Alan J. Smyth              1997       $85,000      $1,865       $2,107        $75,000      2,000
Alan J. Smyth              1996       $70,000     $68,017       $2,331        $50,000      1,000
Ronald V. Barkley          1998       $85,000     $35,550       $2,279        $45,000          0
Ronald V. Barkley          1997       $85,000     $34,991       $1,882        $60,000      2,000
Ronald V. Barkley          1996       $70,000     $12,926       $2,250        $45,000      1,000
Paul A. Ziegler            1998       $77,000     $51,340         $738              0          0
Paul A. Ziegler            1997       $77,000     $25,825         $554              0      5,000
Paul A. Ziegler            1996       $70,000     $24,600         $631              0      1,000



(1) Humboldt Bank entered into an employment agreement with Mr. Mason on May 1, 1989, whereby Mr. Mason agreed to serve as the Bank's President and Chief Executive Officer. The term of such agreement was extended on December 10, 1996, to January 1, 2001. Under the terms of the agreement, Mr. Mason is entitled to receive a base salary of $125,000 per year and an incentive bonus based on a percentage ranging from 4% to 2.5% of the Bank's pre-tax net profits pursuant to an Incentive Bonus Plan. During his term of employment, Mr. Mason may be reimbursed for travel, meals, entertainment expenses, service to charitable organizations, and membership in certain committees and other organizations. In addition, he is eligible for typical employee benefits such as paid vacation, sick leave, medical insurance, and the use of an automobile owned by the Bank.

(2) Includes amounts paid to Mr. Mason, Mr. Smyth, Mr. Barkley, and Mr. Ziegler pursuant to the Bank's Incentive Bonus Plan.

(3) Includes amounts imputed to Mr. Mason, Mr. Smyth, Mr. Barkley, and Mr. Ziegler as income for tax purposes pursuant to the Bank's automobile program and the Bank's life insurance program.

(4) Includes amounts of salary or bonus deferred by Mr. Mason, Mr. Smyth, and Mr. Barkley pursuant to the Bank's Deferred Compensation Plan. The amounts in this column are not included in the Salary and Bonus columns.

Benefit Plans

        Retirement Plan: The Bank has a defined contribution retirement plan covering substantially all of the Bank's employees. Bank contributions to the plan are made at the discretion of the Board of Directors in an amount not to exceed the maximum amount deductible under the profit sharing plan rules of the Internal Revenue Service. Employees may elect to have a portion of their compensation contributed to the plan in conformity with the requirements of
Section 401(k) of the Internal Revenue Code. Salaries and employee benefits expense includes Bank contributions to the plan of $189,000 during 1998, $134,000 during 1997 and $98,000 during 1996.

        Director Fee Plan: The Company has adopted the Humboldt Bank Director Fee Plan (the "Fee Plan"). The Fee Plan permits each Bank director to elect to receive his/her directors' fees in the form of Company common stock, cash, or a combination of Company common stock and cash, and to elect to defer the receipt of any of the foregoing until the end of his/her term as a Bank director. If deferral is elected, the amount of the director's fees shall be credited to an account on behalf of the director, however, such crediting shall constitute a mere promise on the part of the Bank and the Company to pay/distribute on this account. The account is otherwise unsecured, unfunded and subject to the general claims of creditors of the Bank and the Company. The Fee Plan provides for the issuance of up to 40,000 shares of Company common stock. The amount of such fees deferred in 1998 was $58,000, in 1997 was $43,000, and in 1996 was $20,000. At
December 31, 1998, the liability for amounts due under this plan totaled $110,000 or approximately 4,800 shares of stock.

        Employee Stock Bonus Plan: The Company has an Employee Stock Bonus Plan, which is funded annually at the sole discretion of the Board of Directors. Funds are invested in Company stock, when available, and is purchased at the current market price on behalf of all employees except the executive officers of the Bank. The compensation cost recognized for 1998, 1997, and 1996 was $20,000 each year.

        Post-employment Benefit Plans and Life Insurance Policies: The Bank has purchased single premium life insurance policies in connection with the implementation of salary continuation and deferred compensation plans for certain key employees. The policies provide protection against the adverse financial effects from the death of an essential employee and provide income to offset expenses associated with the plans. The specified employees are insured under the policies, but the Bank is the owner and beneficiary. At December 31, 1998, 1997, and 1996, the cash surrender value of these policies totaled approximately $4,943,000, $4,810,000 and $4,583,000, respectively.

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

        At December 31, 1998, 1997, and 1996, liabilities recorded for the estimated present value of future salary continuation and deferred compensation benefits totaled approximately $2,038,000, $1,451,000, and $932,000, respectively. Salary continuation benefits may be paid if termination is without cause or due to a change in control of the Bank. Otherwise, no benefits are paid upon termination. Deferred compensation is vested as to the amounts deferred. In the event of death or under certain other circumstances, the Bank is contingently liable to make future payments greater than the amounts recorded as liabilities. Based on present circumstances, the Bank does not consider it probable that such a contingent liability will be incurred or that in the event of death, such a liability would be material after consideration of life insurance benefits.

        Stock Option Plan: The Company has a stock option plan (the "Humboldt Bancorp Stock Option Plan") under which incentive and non-statutory stock options, as defined under the Internal Revenue Code, may be granted. Options representing 165,911 shares of the Company's issued and outstanding no par value common stock may be granted under the Humboldt Bancorp Stock Option Plan by the Board of Directors to directors, officers, and key, full-time employees at an exercise price not less than the fair market value of the shares on the date of grant. As of December 31, 1998, 73,545 options were outstanding under the Humboldt Bancorp Stock Option Plan. Options may have an exercise period of not longer than 10 (ten) years. Incentive stock options are subject to vesting schedules ranging from 0 to 3 years, and non-statutory stock options vest immediately. In addition, 284,279 total options are outstanding as a result of the Company's assumption of options granted by Humboldt Bank prior to the reorganization.

        The following tables set forth the number of options granted to the Company's executive officers during 1998 and the number and value of unexercised options held by such executive officers as of the end of 1998.

                              Option Grants in 1998



                                                                                  POTENTIAL
                                                                                 REALIZABLE
                                                                                  VALUE AT
                                                                               ASSUMED ANNUAL
                                % OF TOTAL                                     RATES OF STOCK
                                  OPTIONS                                           PRICE
                                GRANTED TO      EXERCISE                        APPRECIATION
                    OPTIONS      EMPLOYEES     PRICE PER      EXPIRATION       FOR OPTION TERM
       NAME         GRANTED       IN 1998        SHARE           DATE             5% / 10%
       ----         -------     ----------     ---------      -----------    ------------------
Theodore S. Mason     2000        100.0%         $19.77       May 9, 2008    $64,406 / $102,557


                       Aggregated Option Exercises in 1998



                                                          NUMBER OF              VALUE OF
                                                         UNEXERCISED            UNEXERCISED
                         SHARES                       OPTIONS AT YEAR-         IN-THE-MONEY
                        ACQUIRED         VALUE        END (EXERCISABLE/        (EXERCISABLE/
        NAME           ON EXERCISE      REALIZED       UNEXERCISABLE)         UNEXERCISABLE)
        ----           -----------      --------      -----------------     ------------------

Theodore S. Mason        16,910         $99,938        51,078 / 4,700       $413,639 / $98,667
Alan J. Smyth             3,023         $16,234        29,839 / 1,984       $223,034 / $50,004
Ronald V. Barkley         3,000         $16,140        29,862 / 1,984       $233,158 / $40,004
Paul A. Ziegler            -0-            -0-           8,501 / 4,184       $109,069 / $100,504



ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Securities Ownership of Certain Beneficial Owners

        Management of the Company knows of no person who owns, beneficially or of record, either individually or together with associates, more than five percent of the outstanding shares of Humboldt Bancorp Common Stock, except as set forth in the table below. Unless otherwise indicated, the persons listed have sole voting and investment power over the shares beneficially owned.

        Francis & Dorothy Dutra Family Trust      91,740 Shares
        Francis A Dutra Custodian for J. Parker      380 Shares
        Francis A Dutra Custodian for K. Parker      380 Shares
                                                  ------
             Total                                92,500 Shares 5.17%
                                                  ======


              [The rest of this page is intentionally left blank.]

Securities Ownership of Management

        The following table compares, as of December 31, 1998, the total number of shares outstanding (1,787,954) and options exercisable by March 1, 1999, (251,377) and percentage of shares of Humboldt Bancorp outstanding Common Stock, which are beneficially owned, directly or indirectly, by (a) each of Humboldt Bancorp directors and nominees for director; (b) the Chief Executive Officer of Humboldt and each of the Company's four executive officers other than the Chief Executive Officer; and (c) Humboldt Bancorp directors and the named executive officers as a group. The Company identifies as its executive officers the Chief Executive Officer, the Chief Financial Officer, the Senior Loan Officer, the Chief Administrative Officer and the Manager of Merchant Bankcard who have a significant impact on the overall direction of financial reporting of the Company. The shares "beneficially owned" are determined under Securities and Exchange Commission Rules, and do not necessarily indicate ownership for any other purpose. In general, beneficial ownership includes shares over which the indicated person has sole or shared voting or investment power and shares which he/she has the right to acquire within 60 days of December 31, 1998. Unless otherwise indicated, the persons listed have sole voting and investment power over the shares beneficially owned. Management is not aware of any arrangements that may at a future date, result in a change of control of the Company.


                                                           OPTIONS
                                           SHARES        EXERCISABLE
                                            HELD          BY 3/1/99          TOTAL           %
                                          --------       -----------        ------         ------
Ronald F. Angell                           23,148           14,629          37,777          1.85
Marguerite Dalianes                         7,843           14,140          21,983          1.08
Gary L. Evans                              15,787           23,153          38,940          1.91
Lawrence Francesconi                       19,188           12,417          31,605          1.55
Clayton R. Janssen                         11,729           12,417          24,146          1.18
James O. Johnson                            5,807            2,100           7,907          0.39
John McBeth                                40,180            4,641          44,821          2.20
Michael Renner                             12,141            3,310          15,451          0.76
Jerry L. Thomas                             3,719            1,100           4,819          0.24
Edythe E. Vaissade                         12,237           25,242          37,479          1.84
John R. Winzler                            29,769           17,839          47,608          2.33
Theodore S. Mason                          25,478           52,771          78,249          3.84
Alan J. Smyth                               3,023           30,686          33,709          1.65
Ronald V. Barkley                           2,182           24,409          26,591          1.30
Paul A. Ziegler                                 0            9,348           9,348          0.46
All Directors and Executive Officers
(16 persons)                              213,213          251,377         454,590         22.78


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company has and expects to have in the future, in the ordinary course of business, banking transactions with certain of its directors, officers, shareholders, and their associates, including transactions with corporations of which such persons are directors, officers or controlling shareholders. In the opinion of management, such transactions involving loans have been and will be entered into with such persons in accordance with applicable laws and (1) in the ordinary course of business, (2) on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and (3) on terms not involving more than the normal risk of collectibility or presenting other unfavorable features. For additional reference see Note "Q" of the Company's Annual Report to Shareholders prepared by Richardson & Company.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        The exhibits below are filed or incorporated by reference as part of this report pursuant to Item 601 of Regulation S-B.

                                                                  Sequentially
Exhibit                                                              Numbered
Number           Exhibits                                              Page

  2.1     Plan of Reorganization and Merger Agreement*
  3.1     Articles of Incorporation*
  3.2     Bylaws*
  4.1     Copy of the Share Certificate for Common Shares*
 10.1     Amended Employment Agreement with Theodore S. Mason*
 10.2     Director Fee Plan**
 10.3     Amended Humboldt Bancorp Stock Option Plan**
 10.4     Salary Continuation Agreement with Theodore S. Mason
 10.5     Salary Continuation Agreement with Alan J. Smyth
 10.6     Salary Continuation Agreement with Ronald V. Barkley
 10.7     Salary Continuation Agreement with Paul A. Ziegler


(b)     Reports on Form 8-K

        No reports on Form 8-K were filed for the three months ended December 31, 1998.

(c)     Independent Auditors Report dated January 15, 1999

* Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 1996 and previously filed with the Commission.

** Incorporated by reference to the Company's Definitive Proxy Statement for the Company's 1996 Annual Meeting previously filed with the Commission (and, with respect to the Stock Option Plan, as amended pursuant to the terms set forth in the Definitive Proxy Statement for the Company's 1998 Annual Meeting).

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   HUMBOLDT BANCORP


          3/22/99                            THEODORE S. MASON
Date:______________________________  By:______________________________________
                                         Theodore S. Mason
                                         President & Chief Executive Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

THEODORE S. MASON                       ALAN J. SMYTH
-----------------------------------    ----------------------------------------
Theodore S. Mason, President, Chief    Alan J. Smyth, Senior Vice President &
Executive Officer & Director           Board Secretary
(Principal Executive Officer)          (Principal Financial Officer)

RONALD F. ANGELL                        MARGUERITE DALINANES
-----------------------------------    ----------------------------------------
Ronald F. Angell, Chairman of the      Marguerite Dalinanes, Director
Board

GARY L. EVANS                           LAWRENCE FRANCESCONI
-----------------------------------    ----------------------------------------
Gary L. Evans, Director                Lawrence Francesconi, Director

CLAYTON R. JANSSEN                      JAMES O. JOHNSON
-----------------------------------    ----------------------------------------
Clayton R. Janssen, Director           James O. Johnson, Director

JOHN MCBETH                             MICHAEL RENNER
-----------------------------------    ----------------------------------------
John McBeth, Director                  Michael Renner, Director

JERRY L. THOMAS                         EDYTHE E. VAISSADE
-----------------------------------    ----------------------------------------
Jerry L. Thomas, Director              Edythe E. Vaissade, Director

JOHN R. WINZLER
-----------------------------------
John R. Winzler, Director

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Humboldt Bancorp and Subsidiary
Eureka, California


We have audited the accompanying consolidated balance sheets of Humboldt Bancorp (Bancorp) and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Humboldt Bancorp and Subsidiary at December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



January 15, 1999

                         HUMBOLDT BANCORP AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1997
                             (dollars in thousands)


                                                            1998        1997
                                                           -------     ------
ASSETS
   Cash and due from banks                              $   28,626   $  21,442
   Interest-bearing deposits in other banks                  3,020       3,020
   Federal funds sold                                        2,250       3,520
   Investment securities, at fair value                     77,802      80,180
   Loans held for sale                                       7,677          48
   Loans and lease financing receivables, net              178,361     157,464
   Premises and equipment, net                               7,950       5,635
   Accrued interest receivable and other assets             14,289      12,778
                                                        ----------   ---------
                                   TOTAL ASSETS         $  319,975   $ 284,087
                                                        ==========   =========


LIABILITIES
   Deposits
      Noninterest-bearing demand                        $   96,884   $  70,767
      Interest-bearing                                     187,083     184,419
                                                        ----------   ---------
                                   Total Deposits          283,967     255,186
   Accrued interest payable and other liabilities            4,758       3,586
   Long-term debt                                            3,402       1,761
                                                        ----------   ---------
                                TOTAL LIABILITIES          292,127     260,533

   Commitments and contingencies (see accompanying notes)


STOCKHOLDERS' EQUITY
   Common stock, no par value; 20,000,000 shares
      authorized, 1,787,954 shares in 1998 and
      1,576,542 shares in 1997 issued and outstanding       25,580      20,495
   Additional paid-in capital                                  297         114
   Retained earnings                                         1,485       2,200
   Accumulated other comprehensive income                      486         745
                                                        ----------   ---------
                         TOTAL STOCKHOLDERS' EQUITY         27,848      23,554
                                                        ----------   ---------
                                TOTAL LIABILITIES AND
                                STOCKHOLDERS' EQUITY    $  319,975   $ 284,087
                                                        ==========   =========


The accompanying notes are an integral part of these financial statements.

                         HUMBOLDT BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the years ended December 31, 1998, 1997 and 1996
                             (dollars in thousands)


                                                                 1998          1997          1996
                                                             ----------     ---------     ---------
INTEREST INCOME
   Interest and fees on loans and leases                     $   18,762     $  15,961     $  13,773
   Interest and dividends on investment securities
      Taxable                                                     3,239         2,700         1,687
      Exempt from Federal income tax                                739           569           577
      Dividends                                                      78            83           102
   Interest on federal funds sold                                   512           612           374
   Interest on deposits in other banks                              174           128            49
                                                             ----------     ---------     ---------
                                Total Interest Income            23,504        20,053        16,562
INTEREST EXPENSE
   Interest on deposits                                           7,565         6,973         5,501
   Interest on long-term debt and other borrowings                  177            51            48
                                                             ----------     ---------     ---------
                                Total Interest Expense            7,742         7,024         5,549
                                                             ----------     ---------     ---------
                                   NET INTEREST INCOME           15,762        13,029        11,013
   Provision for loan and lease losses                            2,124           773           533
                                                             ----------     ---------     ---------
                             NET INTEREST INCOME AFTER
                                PROVISION FOR LOAN AND
                                          LEASE LOSSES           13,638        12,256        10,480
OTHER INCOME
   Fees and other income                                          9,731         6,911         4,285
   Service charges on deposit accounts                            2,097         1,300           709
   Net gain (loss) on sale of loans                                 645          (204)           75
   Net investment securities gains                                                102           678
                                                             ----------     ---------     ---------
                                    Total Other Income           12,473         8,109         5,747
OTHER EXPENSES
   Salaries and employee benefits                                 9,151         6,806         5,592
   Net occupancy and equipment expense                            2,711         2,466         1,792
   Other expenses                                                 7,716         6,224         3,941
                                                             ----------     ---------     ---------
                                    Total Other Expenses         19,578        15,496        11,325
                                                             ----------     ---------     ---------
                              Income Before Income Taxes          6,533         4,869         4,902
   Provision for income taxes                                     2,517         1,611         1,926
                                                             ----------     ---------     ---------
                                              NET INCOME     $    4,016     $   3,258     $   2,976
                                                             ==========     =========     =========

                                    NET INCOME PER SHARE          $2.26         $1.88         $1.77
                                                                  =====         =====         =====

                NET INCOME PER SHARE---ASSUMING DILUTION          $2.06         $1.68         $1.59
                                                                  =====         =====         =====


The accompanying notes are an integral part of these financial statements.

                         HUMBOLDT BANCORP AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              For the years ended December 31, 1998, 1997 and 1996
                             (dollars in thousands)




                                                                                                     Accumulated
                                                                      Additional                         Other
                              Comprehensive        Common Stock         Paid-In        Retained      Comprehensive
                                 Income         Shares      Amount      Capital        Earnings          Income          Total
                              -------------     ------      ------    ----------       --------      -------------     ---------

Balance at January 1, 1996                    1,266,509   $   14,852                  $   1,268        $     815       $   16,935

10% stock dividend                              126,346        2,179                     (2,179)
Fractional shares purchased                                                                  (5)                               (5)
Stock options exercised                          17,912          148                                                          148
Net income                     $     2,976                                                2,976                             2,976
Other comprehensive income,
  net of tax:
  Unrealized holding losses
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $323                           (454)
Other comprehensive income,
  net of tax                          (454)                                                                 (454)            (454)
                               -----------    ---------   ----------   ---------       --------         --------       ----------
Total comprehensive income     $     2,522
                               ===========
               BALANCE AT
        DECEMBER 31, 1996                     1,410,767       17,179                      2,060              361           19,600

10% stock dividend                              143,110        3,113                     (3,113)
Fractional shares purchased                                                                  (5)                               (5)
Stock options exercised                          22,665          203                                                          203
Tax benefit of stock options
  exercised                                                            $     114                                              114
Net income                     $     3,258                                                3,258                             3,258
Other comprehensive income,
  net of tax:
  Unrealized holding gains
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $274                            384
                               -----------
Other comprehensive income,
   net tax                             384                                                                   384             384
                               -----------    ---------   ----------   ---------       --------         --------       ---------
Total comprehensive income     $     3,642
                               ===========
               BALANCE AT
        DECEMBER 31, 1997                     1,576,542      20,495          114          2,200              745          23,554


                                   (Continued)

                         HUMBOLDT BANCORP AND SUBSIDIARY

              For the years ended December 31, 1998, 1997 and 1996
                             (dollars in thousands)




                                                                                                     Accumulated
                                                                      Additional                         Other
                              Comprehensive        Common Stock         Paid-In        Retained      Comprehensive
                                 Income         Shares      Amount      Capital        Earnings          Income          Total
                              -------------     ------      ------    ----------       --------      -------------     ---------


10% stock dividend                              160,110   $    4,723                  $  (4,723)
Fractional shares purchased                                                                  (8)                       $       (8)
Stock options exercised                          51,302          362                                         362
Tax benefit of stock options
   exercised                                                            $    183                             183
Net income                     $     4,016                                                4,016                             4,016
Other comprehensive income,
   net of tax:
   Unrealized holding losses
      on securities available-
      for-sale arising during
      the year, net of taxes
      of $185                         (259)
                               -----------
Other comprehensive income,
   net of tax                         (259)                                                                 (259)           (259)
                               -----------    ---------   ----------   ---------       --------         --------       ---------

Total comprehensive income     $     3,757
               BALANCE AT      ===========
        DECEMBER 31, 1998                     1,787,954   $   25,580   $     297       $  1,485         $    486       $  27,848
                                              =========   ==========   =========       ========         =========      =========



The accompanying notes are an integral part of these financial statements.

                         HUMBOLDT BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the years ended December 31, 1998, 1997 and 1996
                             (dollars in thousands)




                                                                1998              1997            1996
                                                             ----------        ----------      -----------

OPERATING ACTIVITIES
   Net income                                               $     4,016        $    3,258      $     2,976
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Provision for loan and lease losses                       2,124               773              533
        Depreciation                                              1,586             1,565            1,041
        Gain on sale of investments                                                  (102)            (678)
        Amortization and other                                    1,517             1,390              916
        Equity in income of subsidiary                             (259)              (22)
        (Increase) decrease in loans held for sale               (7,629)               15            1,817
        Increase in interest receivable and
           other assets                                            (734)           (1,422)            (520)
        Increase in interest payable and other
           liabilities                                            1,355             1,913              122
                                                             ----------        ----------      -----------
                                    NET CASH PROVIDED BY
                                    OPERATING ACTIVITIES          1,976             7,368            6,207

INVESTING ACTIVITIES
   Net (increase) decrease in interest-
        bearing deposits with banks                                                (3,000)           1,100
   Net decrease (increase) in federal funds sold                  1,270             3,050           (1,100)
   Proceeds from maturities and sales
        of investment securities available-for-sale              28,169            22,261           33,235
   Purchases of investment securities available-for-sale        (27,967)          (62,711)         (19,935)
   Net increase in loans and leases                             (23,370)          (15,491)         (30,289)
   Purchases of premises and equipment                           (3,901)           (1,100)          (2,096)
   Investment in partnership/subsidiary                             (91)           (2,000)
   Proceeds from the sale of OREO                                   322               139
   Premium paid on deposits purchased                                              (1,040)
   Purchases of life insurance policies                                                             (2,337)
                                                             ----------        ----------      -----------
                                        NET CASH USED BY
                                    INVESTING ACTIVITIES        (25,568)          (59,892)         (21,422)
FINANCING ACTIVITIES
   Net increase in deposit accounts                              28,781            62,535           18,050
   Net proceeds from long-term debt and notes payable             1,700             1,000               22
   Payments on long-term debt and notes payable                     (59)              (14)             (34)
   Proceeds from issuance of common stock                           362               203              148
   Fractional shares purchased                                       (8)               (5)              (5)
                                                             ----------        ----------      -----------
                                    NET CASH PROVIDED BY
                                    FINANCING ACTIVITIES         30,776            63,719           18,181
                                                             ----------        ----------      -----------
                                    NET INCREASE IN CASH
                                      AND DUE FROM BANKS          7,184            11,195            2,966

   Cash and due from banks at beginning of year                  21,442            10,247            7,281
                                                             ----------        ----------      -----------
                                       CASH AND DUE FROM
                                    BANKS AT END OF YEAR    $    28,626        $   21,442      $    10,247
                                                            ===========        ==========      ===========

                                   (Continued)

                         HUMBOLDT BANCORP AND SUBSIDIARY

              For the years ended December 31, 1998, 1997 and 1996
                             (dollars in thousands)




                                                                1998              1997            1996
                                                             ----------        ----------      -----------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the year for:
      Interest expense                                      $     7,755        $    6,940      $     5,535
      Income taxes                                          $     2,830        $    1,809      $     2,666

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:

   Stock dividend                                           $     4,723        $    3,113      $     2,179
   Net change in unrealized gains on securities
      available-for-sale                                    $      (444)       $      658      $      (777)
   Net change in deferred income taxes on
      unrealized gains on securities available-
      for-sale                                              $       185        $     (274)     $       323
   Deposit liabilities assumed in exchange
      for assets acquired in connection
      with purchase of branches                                                $       75
   Loans transferred to OREO                                $       349        $       54      $       233




The accompanying notes are an integral part of these financial statements.

                         HUMBOLDT BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996


NOTE A--SIGNIFICANT ACCOUNTING POLICIES

Business: Humboldt Bancorp, formed in 1995, is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, Humboldt Bank. The Bank was incorporated on March 13, 1989 and opened for business on September 13, 1989. The Bank operates under a California state charter and is subject to regulation, supervision and regular examination by the Department of Financial Institutions and the Federal Deposit Insurance Corporation. The regulations of these agencies govern most aspects of the Bank's business. The accounting and reporting policies of the Bank conform with generally accepted accounting principles and general practices within the banking industry.

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

                         HUMBOLDT BANCORP AND SUBSIDIARY

                        December 31, 1998, 1997 and 1996


NOTE A--SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans and Leases Held for Sale: The Bank sells mortgage loans, the guaranteed portion of Small Business Administration (SBA)-guaranteed loans and loan participations (with servicing retained) for cash proceeds equal to the principal amount of loans, participation or leases with yield rates to the investor based upon the current market rate. In accordance with Statement of Financial Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, the Bank records an asset representing the right to service loans for others when it sells a loan and retains the servicing rights. The total cost of originating or purchasing the loans is allocated between the loan and the servicing rights, based on their relative fair values. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates and using current expected future prepayment rates. The servicing rights are amortized in proportion to, and over the period of, estimated net servicing income, assuming prepayments.

SFAS No. 125 also required the assessment of all capitalized servicing rights for impairment based on current fair value of those rights. For purposes of evaluating and measuring impairment, the Bank stratifies servicing rights based on the type and interest rates of the underlying loans. Impairment is measured as the amount by which the servicing rights for a stratum exceed their fair value.

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

The Bank's leasing operations consist principally of the leasing of point-of-sale terminals, printers for credit card vouchers and related equipment. The Bank also has purchased small equipment leases from Bancorp Financial Services, a subsidiary of the Bancorp. All of the Bank's leases are classified and accounted for as direct financing leases. Under the direct financing method of accounting for leases, the total net rentals receivable under the lease contracts, net of unearned income, are recorded as a net investment in direct financing leases, and the unearned income is recognized each month as it is earned so as to produce a constant periodic rate of return on the unrecovered investment.

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

                         HUMBOLDT BANCORP AND SUBSIDIARY

                        December 31, 1998, 1997 and 1996


NOTE A--SIGNIFICANT ACCOUNTING POLICIES (Continued)

specialists related to successful efforts to create credit card relationships were deferred and netted against related fees and all other amounts are recorded as expenses in the period the services were performed. Annual service fees are deferred and amortized over the credit card privilege period.

Allowance for Loan and Lease Losses: The allowance is maintained at a level which, in the opinion of management, is adequate to absorb probable losses inherent in the loan, including credit card receivables, and lease portfolios. Credit losses related to off-balance-sheet instruments are included in the allowance for loan and lease losses except if the loss meets the criteria for accrual under Statement of Financial Accounting Standard No. 5, in which case the amount is accrued and reported separately as a liability. Management determines the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and leases and other pertinent factors. The allowance is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed quarterly and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Loans and leases deemed uncollectible are charged to the allowance. Credit card receivables are charged to the allowance when they become 120 days past due. Provisions for losses and recoveries on loans and leases previously charged off are added to the allowance.

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

                         HUMBOLDT BANCORP AND SUBSIDIARY

                        December 31, 1998, 1997 and 1996


NOTE A--SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Investment in Subsidiary: The Bank, along with another bank, have formed a California corporation, Bancorp Financial Services, Inc. for the purpose of operating an equipment leasing company. In January 1997, the Bank contributed capital totaling $2,000,000 for a 50% interest in this corporation. The investment is accounted for using the equity method. During 1998, this investment was transferred to the Bancorp.

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

Net Income Per Share: Net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock dividends. Net income per share---assuming dilution is computed similar to net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Included in the denominator is the dilutive effect of stock options computed under the treasury method.

                         HUMBOLDT BANCORP AND SUBSIDIARY

                        December 31, 1998, 1997 and 1996


NOTE A--SIGNIFICANT ACCOUNTING POLICIES (Continued)

Off-Balance-Sheet Financial Instruments: In the ordinary course of business the Bank has entered into off- balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

Cash and Cash Equivalents: For the purpose of presentation in the Statement of Cash Flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and due from banks."


NOTE B--RESTRICTIONS ON CASH AND DUE FROM BANKS AND INTEREST-BEARING DEPOSITS IN OTHER BANKS

Cash and due from banks include amounts the Bank is required to maintain to meet certain average reserve and compensating balance requirements of the Federal Reserve. The total requirements at December 31, 1998 and 1997 were $10,936,000 and $6,060,000, respectively.

Interest-bearing deposits in other banks totaling $3,000,000 were pledged to MasterCard International as of December 31, 1998 and 1997 to secure the full performance of all of the Bank's payment obligations to MasterCard in connection with the Bank's MasterCard membership.


NOTE C--INVESTMENT SECURITIES

The amortized cost of investment securities and their approximate fair values at December 31 were as follows (dollars in thousands):



                                                  Amortized      Unrealized     Unrealized          Fair
                                                     Cost           Gains         Losses            Value
                                                  ---------      ----------     -----------         -----
December 31, 1998:

Available-for-Sale
   U.S. Government and agency securities           $   3,000      $       13                      $   3,013
   Municipal securities                               16,227             890     $         7         17,110
   Collateralized mortgage obligations issued
      by U.S. government agencies                     56,682             286             353         56,615
   Equity securities                                   1,062               2                          1,064
                                                   ---------      ----------     -----------      ---------

                    Total available-for-sale       $  76,971      $    1,191     $       360      $  77,802
                                                   =========      ==========     ===========      =========


                         HUMBOLDT BANCORP AND SUBSIDIARY

                        December 31, 1998, 1997 and 1996


NOTE C--INVESTMENT SECURITIES (Continued)



                                                  Amortized      Unrealized     Unrealized          Fair
                                                     Cost           Gains         Losses            Value
                                                  ---------      ----------     -----------         -----

December 31, 1997:

Available-for-Sale
   U.S. Government and agency securities           $   2,996      $       11                      $   3,007
   Municipal securities                               12,190             581                         12,771
   Collateralized mortgage obligations issued
      by U.S. government agencies                     62,433             698     $        17         63,114
   Equity securities                                   1,286               2                          1,288
                                                   ---------      ----------     -----------      ---------
                    Total available-for-sale       $  78,905      $    1,292     $        17      $  80,180
                                                   =========      ==========     ===========      =========


The maturities of investment securities at December 31, 1998 were as follows (dollars in thousands):

                                                      Amortized         Fair
                                                        Cost            Value
                                                    ------------     ---------
Amounts maturing in:
      3 months or less                              $      2,677     $   2,444
      Over three months through twelve months             13,385        12,835
      After one year through three years                  36,056        36,822
      After three years through five years                 7,257         7,299
      After five years through fifteen years              10,384        10,958
      After fifteen years                                  6,150         6,380
      Equity securities                                    1,062         1,064
                                                    ------------     ---------
                                                    $     76,971     $  77,802
                                                    ============     =========

The amortized cost and fair value of collateralized mortgage obligations are presented by average life in the preceding table. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Proceeds from sales of investment securities available-for-sale during 1998, 1997 and 1996 were $445,550, $12,418,000, and $27,766,000, respectively. Gross gains and losses on those sales were $108,000 and $6,000 in 1997 and $683,000 and $5,000 in 1996, respectively. There were no gains or losses on the investment securities sold in 1998.

Investment securities with an amortized cost of approximately $3,000,000 and $2,002,000 and an approximate market value of $3,013,000 and $2,009,000 at December 31, 1998 and 1997, respectively, were pledged to meet the requirements of the Federal Reserve and the U. S. Department of Justice. In addition, investment securities with an amortized cost of approximately $4,878,000 and $5,084,000 approximate market value of $4,804,000 and $5,173,000 at December 31, 1998 and 1997, respectively, were pledged to secure public funds and other deposits. Furthermore, investment securities with an amortized cost of approximately $5,289,000 and an approximate market value of $5,224,000 at December 31, 1998 were pledged as collateral for an advance from the Federal Home Loan Bank. In addition, investment securities with an amortized cost of approximately $10,188,000 and $2,179,000 and an approximate market value of $10,229,000 and $2,182,000 at December 31, 1998 and 1997, respectively, were

                         HUMBOLDT BANCORP AND SUBSIDIARY

                        December 31, 1998, 1997 and 1996


NOTE C--INVESTMENT SECURITIES (Continued)

pledged to Visa and Mastercard to secure the full performance of all of the Bank's payment obligations to Visa and Mastercard in connection with the Bank's Visa and Mastercard membership.


NOTE D--LOANS AND LEASE FINANCING RECEIVABLES, NET

The components of loans and lease financing receivables in the balance sheets were as follows at December 31 (dollars in thousands):
                                                             1998        1997
                                                          ---------   ---------

    Real estate--construction and land development        $  20,667   $  20,165
    Real estate--commercial and agricultural                 80,197      65,772
    Real estate--family and multifamily residential          27,549      27,205
    Commercial, industrial and agricultural                  35,493      28,766
    Lease financing receivables, net of unearned
      income of $1,896,000 and $1,395,000 in
      1998 and 1997, respectively                             9,867       8,732
    Credit card receivables                                   5,672       7,062
    Consumer loans, net of unearned income of $1,000
      and $15,000 in 1998 and 1997, respectively              2,110       2,440
    Other                                                       585         502
                                                          ---------   ---------
                                                            182,140     160,644
    Deferred loan fees                                         (724)       (809)
    Allowance for loan and lease losses                      (3,055)     (2,371)
                                                          ---------   ---------
                                                          $ 178,361   $ 157,464
                                                          =========   =========

The maturity and repricing distribution of the loan and lease portfolio at December 31, 1998 and 1997, follows (dollars in thousands):

                                                             1998        1997
                                                          ---------   ---------


   Three months or less                                   $  71,990   $  76,777
   Over three months to twelve months                        15,463      10,904
   Over one year to three years                              28,428      24,119
   Over three years to five years                            32,113      16,517
   Over five years to fifteen years                          21,979      22,186
   Over fifteen years                                        11,856       9,303
                                                          ---------   ---------
                                                            181,829     159,806
   Nonaccrual loans                                             311         838
                                                          ---------   ---------
                                                          $ 182,140   $ 160,644
                                                          =========   =========

At  December  31,  1998  and  1997  approximately   $1,348,000  and  $2,449,000,
respectively, of the Bank's credit card receivables were secured by savings accounts.

                         HUMBOLDT BANCORP AND SUBSIDIARY

                        December 31, 1998, 1997 and 1996


NOTE D--LOANS AND LEASE FINANCING RECEIVABLES, NET (Continued)

At December 31, 1998, the recorded investment in loans for which impairment has been recognized in accordance with Statement No. 114 totaled $338,000, with a corresponding valuation allowance of $126,000. At December 31, 1997, the recorded investment in loans for which impairment has been recognized totaled $748,000, with a corresponding valuation allowance of $166,000. For the years ended December 31, 1998, 1997 and 1996, the average recorded investment in impaired loans was approximately $515,000, $156,000 and $247,000, respectively. In 1998 the Bank recognized $41,000 of interest on impaired loans (during the portion of the year that they were impaired), of which $21,000 was related to impaired loans for which interest income was recognized on the cash basis. In 1997 and 1996, the Bank recognized $5,000 and $2,000, respectively of interest on impaired loans (during the portion of the year that they were impaired), all of which was recognized on the cash basis.

In addition, at December 31, 1998, 1997 and 1996, the Bank had other nonaccrual loans of approximately $246,000, $97,000 and $218,000 for which impairment had not been recognized. If interest on these loans had been recognized at the original interest rates, interest income would have increased approximately $16,000 in 1998, $5,000 in 1997 and $12,000 in 1996. The Bank has no commitments to loan additional funds to the borrowers of impaired or nonaccrual loans.

The Bank receives fees for servicing retained on loans and leases sold. Loans and leases being serviced by the Bank for others were as follows at December 31 (dollars in thousands):

                                          1998          1997            1996
                                      -----------   ------------     ----------

   Loans                              $   144,531   $    123,232     $  101,355
   Lease financing receivables                  2            701          3,078
   Credit                                                    904
                                      -----------   ------------     ----------
                                      $   144,533   $    124,837     $  104,433
                                      ===========   ============     ==========

An analysis of the changes in the allowance for loan and lease losses is as follows for the years ended December 31 (dollars in thousands):

                                          1998          1997            1996
                                      -----------   ------------     ----------


Beginning balance                     $     2,371   $      2,146     $    1,868
  Provision for loan and lease losses       2,124            773            533
  Credit cards charged off                   (956)          (475)
  Leases charged off                         (316)          (124)          (132)
  Loans charged off                          (362)          (211)          (242)
  Credit card recoveries                      105             87
  Lease recoveries                             24             34             34
  Loan recoveries                              65            141             85
                                      -----------   ------------     ----------
Ending balance                        $     3,055   $      2,371     $    2,146
                                      ===========   ============     ==========

                         HUMBOLDT BANCORP AND SUBSIDIARY

                        December 31, 1998, 1997 and 1996


NOTE E--PREMISES AND EQUIPMENT

Components of premises and equipment included the following at December 31 (dollars in thousands):

                                               1998               1997
                                            ----------         ----------

   Land                                     $    1,962         $    1,042
   Buildings and improvements                    5,168              3,269
   Furniture, fixtures and equipment             3,007              3,656
   Leasehold improvements                          203                  9
                                            ----------         ----------
                                                10,340              7,976
   Accumulated depreciation                     (2,390)            (2,341)
                                            ----------         ----------
                                            $    7,950         $    5,635
                                            ==========         ==========


NOTE F--INVESTMENT IN SUBSIDIARY

The following information summarizes the activity of the subsidiary from inception in January 1997 through November 30, 1997 and for the twelve months ended November 30, 1998 (in thousands):

                                               1998               1997
                                            ----------         ----------


   Balance sheet
      Assets                                $   21,323         $   11,794
                                            ==========         ==========

      Liabilities                           $   16,761         $    7,750
      Equity                                     4,562              4,044
                                            ----------         ----------
                                            $   21,323         $   11,794
                                            ==========         ==========
   Income statement
      Revenues                              $    3,055         $    1,018
      Expenses                                   2,537                974
                                            ----------         ----------
         Net income                                518                 44
                                            x       50%        x       50%
                                            ----------         ----------
      Bancorp's share of net income         $      259         $       22
                                            ==========         ==========


NOTE G--TRANSFERS OF FINANCIAL ASSETS

During the year ended December 31, 1998, the Bank recorded $739,000 of servicing rights related to loans originated and sold. Amortization of the servicing rights was $141,000 for the year ended December 31, 1998. The estimated fair value of the servicing assets aggregated $598,000 at December 31, 1998. A valuation allowance is recorded where the fair value is below the carrying amount of the servicing assets. No valuation allowance was needed at December 31, 1998.

                         HUMBOLDT BANCORP AND SUBSIDIARY

                        December 31, 1998, 1997 and 1996


NOTE H--INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following at December 31 (dollars in thousands):

                                              1998                1997
                                          -----------         ----------

Negotiable order of withdrawal (NOW)      $    22,314         $   21,575
Savings and money market                       48,936             52,380
Time, $100,000 and over                        46,355             40,643
Other time                                     69,478             69,821
                                          -----------         ----------
                                          $   187,083         $  184,419
                                          ===========         ==========

Interest expense on these deposits for the years ended December 31 is as follows (dollars in thousands):

                                       1998         1997         1996
                                     --------    ---------    ---------

 NOW                                 $    207    $     190    $     162
 Savings and money market               1,232        1,327        1,082
 Time, $100,000 and over                2,412        1,803        1,245
 Other time                             3,714        3,653        3,012
                                     --------    ---------    ---------
                                     $  7,565    $   6,973    $   5,501
                                     ========    =========    =========

The maturities of time deposits at December 31, 1998 are as follows (dollars in thousands):

   Three months or less                                     $  47,015
   Over three months through twelve months                     57,522
   Over one year through three years                            9,491
   Over three years                                             1,805
                                                            ---------
                                                            $ 115,833
                                                            =========

NOTE I--LINE OF CREDIT

The Bank has uncommitted federal funds lines of credit agreements with two financial institutions. The maximum borrowings available under the lines totaled $10,500,000. Availability of this line is subject to federal funds balances available for loan and continued borrower eligibility. The line is intended to support short-term liquidity, and cannot be used for more than ten consecutive business days or more than twelve times during a given thirty day period. At December 31, 1998 there were no borrowings outstanding under the agreements.

                         HUMBOLDT BANCORP AND SUBSIDIARY

                        December 31, 1998, 1997 and 1996


NOTE J--LONG-TERM DEBT

The Bank has three advances totaling  $3,402,000 from the Federal Home Loan Bank
(FHLB) at December 31, 1998. The first advance totaling $747,000 is due in monthly installments of principal and interest, at 6.19%, of approximately $5,000 through February 15, 2004. The second advance of $1,000,000 is due at maturity on December 31, 2007. Interest is due semi-annually at 6.18%. The third advance totaling $1,655,000 is due in monthly installments of principal and interest, at 6.08%, of approximately $14,000 through April 8, 2013. Investment securities with an amortized cost of $5,289,000 and approximate fair value of $5,224,000 at December 31, 1998, were held as collateral for these three advances. The Bank also had loans with an approximate principal balance of $1,991,000 at December 31, 1998 pledged as collateral for these advances.

Scheduled principal repayments of long-term debt, assuming no changes in their terms, for the five years ending December 31, 2003 are as follows (dollars in thousands):

                    1999          $  86
                    2000             93
                    2001             99
                    2002            107
                    2003            114


NOTE K--FEES AND OTHER INCOME

Fees and other income consisted of the following for the years ended December 31 (dollars in thousands):

                                                1998         1997        1996
                                             --------     --------    --------

Merchant credit card processing fees         $  6,177     $  3,906    $  2,508
Lease residuals and rentals                     1,575        1,306         752
Credit card program fees                        1,019          778         169
Fees for customer services                        346          291         287
Earnings on life insurance                        106          195         142
Loan and lease servicing fees                      87          346         370
Other (none exceeding 1% of revenues)             421           89          57
                                             --------     --------    --------
                                             $  9,731     $  6,911    $  4,285
                                             ========     ========    ========

                         HUMBOLDT BANCORP AND SUBSIDIARY

                        December 31, 1998, 1997 and 1996


NOTE L--OTHER EXPENSES

Other expenses consisted of the following for the years ended December 31 (dollars in thousands):

                                             1998         1997          1996
                                          ----------    ---------     -------

Merchant credit card program              $    2,665    $     822     $   434
Professional and other outside services        1,122        1,342         693
Stationery, supplies and postage                 884          887         542
Telephone and travel                             598          478         424
Amortization of core deposit intangible          372          426         372
Credit card program                              346        1,021         170
Data processing and ATM fees                     324          170         199
Development                                      249          242         129
Advertising                                      247          265         235
FDIC and other insurance                         186          164         480
Other (none exceeding 1% of revenues)            723          407         263
                                          ----------    ---------     -------
                                          $    7,716    $   6,224     $ 3,941
                                          ==========    =========     =======

NOTE M--INCOME TAXES

The components of income tax expense included in the statements of operations were as follows for the years ended December 31 (dollars in thousands):

                                              1998          1997         1996
                                           ---------     ---------    ---------
Currently payable
  Federal                                  $   2,104     $   1,707    $   1,757
  State                                          735           602          624
                                           ---------     ---------    ---------
                                               2,839         2,309        2,381
Deferred tax benefit
  Federal                                       (394)         (606)        (324)
  State                                         (111)         (206)        (131)
                                           ---------     ---------    ---------
                                               2,839         2,309        2,381
                                                (505)         (812)        (455)
Tax benefit of exercised stock options
  recorded as additional paid in capital         183           114
                                           ---------     ---------    ---------
Net provision for income taxes             $   2,517     $   1,611    $   1,926
                                           =========     =========    =========

                         HUMBOLDT BANCORP AND SUBSIDIARY

                        December 31, 1998, 1997 and 1996


NOTE M--INCOME TAXES (Continued)

A reconciliation of income taxes computed at the federal statutory rate of 34% and the provision for income taxes for the years ended December 31 are as follows (dollars in thousands):

                                                 1998       1997        1996
                                               --------   ---------   --------

Income tax at Federal statutory rate           $  2,221   $   1,655   $  1,667
  State franchise tax, less federal
    income tax benefit                              467         348        366
  Interest on municipal obligations exempt
    from Federal tax                               (227)       (176)      (193)
  Non statutory stock option expense                                       (91)
  Interest on enterprise zone loans exempt
    from State tax                                  (38)        (52)       (58)
  Life insurance earnings and expenses              (55)        (93)       (20)

  Deferred tax asset valuation allowance
    change                                          122         (99)       252
  Other differences                                  27          28          3
                                               --------   ---------   --------
Provision for income taxes                     $  2,517   $   1,611   $  1,926
                                               ========   =========   ========

The tax effects of temporary differences that give rise to the components of the net deferred tax asset recorded as an other asset as of December 31 were as follows (dollars in thousands):

                                            1998        1997        1996
                                           --------    -------    --------

Deferred tax assets:
  Allowance for loan and lease losses      $   944     $   795    $    769
  Nonqualified benefit plans                   984         681         429
  Deferred loan fees                           295         333         317
  State franchise taxes                        249         205         212
  Depreciation                                 525         397         179
  Merchant Bankcard program                    379         280         182
  Core deposit intangible amortization         186         115         107
  Deferred credit card fees                     84         110
  Other                                         88          53          37
                                           -------     -------     -------
               Total deferred tax assets     3,734       2,969       2,232

  Valuation allowance for
    deferred tax assets                       (441)       (319)       (418)
                                           -------     -------     -------

          Deferred tax assets recognized     3,293       2,650       1,814

                         HUMBOLDT BANCORP AND SUBSIDIARY

                        December 31, 1998, 1997 and 1996


NOTE M--INCOME TAXES (Continued)

                                            1998     1997        1996
                                          -------   -------    --------
Deferred tax liabilities:
  Unrealized securities holding gains     $   346   $   530    $    257
  Equity in income of subsidiaries            116         8
  FHLB stock dividends                         49        33
  Other                                        40        25          42
                                          -------   -------    --------
      Total deferred tax liabilities          551       596         299
                                          -------   -------    --------
              Net deferred tax asset      $ 2,742   $ 2,054    $  1,515
                                          =======   =======    ========

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

Income taxes payable were $207,000 and $199,000 at December 31, 1998 and 1997, respectively. The income tax expense related to net investment securities gains was $42,000 and $281,000 during 1997 and 1996, respectively. There were no net investment gains during 1998.


NOTE N--EARNINGS PER SHARE

The following is a computation of basic and diluted earnings per share for the years ended December 31 (dollars in thousands, except per share amounts):

                                              1998         1997         1996
                                           ----------   ----------   ----------
Basic:

Net income                                 $    4,016   $    3,258   $    2,976
                                           ==========   ==========   ==========
Weighted-average common shares outstanding  1,773,788    1,729,448    1,686,129
                                           ==========   ==========   ==========
Earnings per share                         $     2.26   $     1.88   $     1.77
                                           ==========   ==========   ==========

                         HUMBOLDT BANCORP AND SUBSIDIARY

                        December 31, 1998, 1997 and 1996


NOTE N--EARNINGS PER SHARE (Continued)



Diluted:

Net income:                         $     4,016   $     3,258    $     2,976
                                    ===========   ===========    ===========
Weighted-average common shares
  outstanding                         1,773,788     1,729,448      1,686,129

Net effect of dilutive stock
  options - based on the treasury
  stock method using average
  market price                          177,835       214,355        184,483
                                    -----------   -----------    -----------
Weighted-average common shares
  outstanding and common stock
  equivalents                         1,951,623     1,943,803      1,870,612
                                    ===========   ===========    ===========
Earnings per share - assuming
  dilution                          $      2.06   $      1.68    $      1.59
                                    ===========   ===========    ===========

Options to purchase 11,000 shares of common stock at $28.18 per share were outstanding at December 31, 1997 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. All options outstanding at December 31, 1998 and 1996 were included in the computation of diluted EPS.


NOTE O--BENEFIT PLANS

Retirement Plan: The Bank has a defined contribution retirement plan covering substantially all of the Bank's employees. Bank contributions to the plan are made at the discretion of the Board of Directors in an amount not to exceed the maximum amount deductible under the profit sharing plan rules of the Internal Revenue Service. Employees may elect to have a portion of their compensation contributed to the plan in conformity with the requirements of Section 401(k) of the Internal Revenue Code. Salaries and employee benefits expense includes Bank contributions to the plan of $189,000 during 1998, $134,000 during 1997 and $98,000 during 1996.

Director Fee Plan: The Bancorp has adopted the Humboldt Bank Director Fee Plan (the "Fee Plan"). The Fee Plan permits each Bank director to elect to receive his/her director's fees in the form of Bancorp common stock, cash, or a combination of Bancorp common stock and cash, and to elect to defer the receipt of any of the foregoing until the end of his/her term as a Bank director. If deferral is elected, the amount of the director's fees shall be credited to an account on behalf of the director, however, such crediting shall constitute a mere promise on the part of the Bank and Bancorp to pay/distribute on this account. The account is otherwise unsecured, unfunded and subject to the general claims of creditors of the Bank and Bancorp. The Fee Plan provides for the issuance of up to 40,000 shares of Bancorp common stock. The amount of such fees deferred in 1998 and 1997 totaled $58,000 and $43,000, respectively. At December 31, 1998 and 1997, the liability for amounts due under this plan totaled $110,000 and $63,000, respectively, or approximately 4,800 and 3,000 shares of stock.

                         HUMBOLDT BANCORP AND SUBSIDIARY

                        December 31, 1998, 1997 and 1996


NOTE O--BENEFIT PLANS (Continued)

Employee Stock Bonus Plan: The Bancorp has an Employee Stock Bonus Plan which is funded annually at the sole discretion of the Board of Directors. Funds are invested in Bancorp stock, when available, and is purchased at the current market price on behalf of all employees except the executive officers of the Bank. The compensation cost recognized for 1998, 1997 and 1996 was $20,000 each year.


NOTE P--STOCK OPTION PLAN

At December 31, 1998, the Bancorp has a stock-based compensation plan consisting of a fixed stock option plan which is described below. The Bancorp applies
Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Bancorp's stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, the Bancorp's net income and net income per share would have been adjusted to the pro forma amounts indicated below (dollars in thousands):

                                          1998          1997         1996
                                        -------       -------      -------
Net income
  As reported                           $ 4,016       $ 3,258      $ 2,976
  Pro forma                               3,716         3,194        2,946

Net income per share
  As reported                              2.26          1.88         1.77
  Pro forma                                2.09          1.85         1.75

Net income per share--assuming dilution
  As reported                              2.06          1.68         1.59
  Pro forma                                1.90          1.64         1.57

The Bancorp has a stock option plan under which incentive and nonstatutory stock options, as defined under the Internal Revenue Code, may be granted. Options representing 165,911 shares of the Bancorp's issued and outstanding no par value common stock may be granted under the plan by the Board of Directors to directors, officers and key, full-time employees at an exercise price not less than the fair market value of the shares on the date of grant. Options may have an exercise period of not longer than 10 years and the options are subject to a graded vesting schedule of 33% per year for incentive stock options. Nonstatutory stock options vest immediately. In addition, 284,279 options are outstanding as a result of Bancorp's assumption of options granted by Humboldt Bank prior to the reorganization.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996, 1997 and 1998, respectively; dividend yield of zero for all years; expected volatility of 9.40 percent for 1996, 10.69 for 1997 and 1998; risk- free interest rates of 5.54 percent and 6.29 percent for 1996, 5.85 percent and 6.48 percent for 1997 and 5.95 percent for 1998 for the incentive options; risk-free interest rates of 5.85 percent and 6.65 percent for 1996, 5.86 percent and 6.87 percent for 1997 and 5.94 percent and 5.02 percent for 1998 for the nonstatutory options; and expected lives of 10 years for the incentive options for all years and 5 years for the nonstatutory options granted in 1996 and 10 years for nonstatutory options granted in 1997 and 1998.

                         HUMBOLDT BANCORP AND SUBSIDIARY

                        December 31, 1998, 1997 and 1996


NOTE P--STOCK OPTION PLAN (Continued)

A summary of stock option activity, adjusted to give effect to stock dividends follows:



                                                Incentive Stock Options
                                      1998                      1997                         1996
                          Weighted-                  Weighted-                   Weighted-
                           Average                    Average                     Average
                        Exercise Price    Shares   Exercise Price      Shares   Exercise Price    Shares
                        --------------    ------   --------------     -------   --------------    -------

Shares under option at
   beginning of year      $    10.30      222,665    $    7.67        188,837    $    7.29         173,827

Options granted                26.82        2,200        23.87         36,465        12.02          15,304

Options exercised               5.53      (31,136)        9.36         (1,555)

Options expired                22.88         (481)       11.23         (1,082)        9.56            (294)
                                         --------                    --------                     --------
Shares under option at
   end of year                 11.22      193,248        10.30        222,665         7.67         188,837
                                         ========                    ========                     ========
Options exercisable at
   end of year                            162,478                     174,428                      161,612

Weighted-average
   fair value of options
   granted during the
   year                        12.01                     12.22                        7.05


                         HUMBOLDT BANCORP AND SUBSIDIARY

                        December 31, 1998, 1997 and 1996


NOTE P--STOCK OPTION PLAN (Continued)




                                              Nonstatutory Stock Options
                                      1998                      1997                         1996
                          Weighted-                  Weighted-                   Weighted-
                           Average                    Average                     Average
                        Exercise Price    Shares   Exercise Price      Shares   Exercise Price    Shares
                        --------------    ------   --------------     -------   --------------    -------


Shares under option at
   beginning of year      $    10.55      175,753    $    9.00        189,519    $    8.03         187,110

Options granted                25.56       11,200        27.89         12,100        14.60          24,079

Options exercised               7.99      (22,377)        7.31        (25,866)        6.86         (21,670)
                                         --------                    --------                     --------
Shares under option at
   end of year                 11.92      164,576        10.55        175,753         9.00         189,519
                                         ========                    ========                     ========
Options exercisable at
   end of year                            164,576                     151,624                      136,843

Weighted-average fair value
   of options granted
   during the year             10.46                     13.72                        4.84



The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                               OPTIONS OUTSTANDING

    Range of
Weighted-Average        Weighted-Average       Remaining
Exercise Prices            Outstanding     Contractual Life    Exercise Price
-----------------       ----------------   ----------------    --------------

$5.38 to $8.88               156,524           3.4 years          $   6.93
$9.56 to $17.98              153,526           6.2 years             11.40
$25.00 to $28.18              47,774           9.2 years             27.11
                        ------------
$5.38 to $28.18              357,824           6.4 years             11.54
                        ============

                                             Options Exercisable
    Range of                                        Number
Weighted-Average
Exercise Prices                      Exercisable               Exercise Price
----------------                     -----------               --------------
$5.38 to $8.88                           156,524                  $     6.93
$9.56 to $17.98                          139,800                       10.95
$25.00 to $28.18                          30,730                       26.95
                                        --------
$5.38 to $28.18                          327,054                       10.53
                                        ========

                         HUMBOLDT BANCORP AND SUBSIDIARY

                        December 31, 1998, 1997 and 1996


NOTE Q--RELATED PARTY TRANSACTIONS

The Bank has entered into transactions with its directors, executive officers and their affiliates and a subsidiary of the Bank (related parties). The following is a summary of the aggregate activity involving related party borrowers at December 31, 1998 and 1997 (dollars in thousands):

                                          1998             1997
                                        ---------       ---------

Loans outstanding at beginning of year  $   6,218       $   3,624
Loan disbursements                          2,095           4,693
Loan repayments                            (1,862)         (2,099)
                                        ---------       ---------
Loans outstanding at end of year        $   6,451       $   6,218
                                        =========       =========

At December 31, 1998 and 1997, commitments to related parties of approximately $605,000 and $1,245,000 were undisbursed.

Deposits received from directors and officers totaled $1,531,000 and $2,013,000 at December 31, 1998 and 1997, respectively.

The Bank made payments totaling $73,000 in 1998, $50,000 in 1997 and $23,000 in 1996 to a travel business owned by a director. Payments under contracts with directors' companies for premises remodeling, repair and engineering services totaled $32,000 in 1998, $14,800 in 1997 and $17,000 in 1996. The Bank purchased computer equipment and office furniture from businesses owned by members of executive officers' immediate families totaling $20,000 in 1998, $17,000 in 1997 and $5,700 in 1996. The Bank paid fees for payroll services and other miscellaneous expenses totaling $4,000 in 1998, $11,000 in 1997 and $7,000 in 1996 to a business with which a director is associated. In 1997, the Bank entered into a long term lease for a branch office with a company owned by a director. Payments on the lease during 1998 and 1997 totaled $31,000 and $13,000.

During 1997, the Bancorp purchased leases that were originated by its subsidiary, Bancorp Financial Services. These outstanding lease receivable balances, net of unearned interest, totaled $5,403,000 and $5,588,000 at December 31, 1998 and 1997, respectively.


NOTE R--COMMITMENTS AND CONTINGENT LIABILITIES

Postemployment Benefit Plans and Life Insurance Policies: The Bank has purchased single premium life insurance policies in connection with the implementation of salary continuation and deferred compensation plans for certain key employees. The policies provide protection against the adverse financial effects from the death of a key employee and provide income to offset expenses associated with the plans. The specified employees are insured under the policies, but the Bank is the owner and beneficiary. At December 31, 1998 and 1997, the cash surrender value of these policies totaled approximately $4,943,000 and $4,810,000, respectively.

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

                         HUMBOLDT BANCORP AND SUBSIDIARY

                        December 31, 1998, 1997 and 1996


NOTE R--COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

At December 31, 1998 and 1997, liabilities recorded for the estimated present value of future salary continuation and deferred compensation benefits totaled approximately $2,038,000 and $1,451,000, respectively. Salary continuation benefits may be paid if termination is without cause or due to a change in control of the Bank. Otherwise no benefits are paid upon termination. Deferred compensation is vested as to the amounts deferred. In the event of death or under certain other circumstances, the Bank is contingently liable to make future payments greater than the amounts recorded as liabilities. Based on present circumstances, the Bank does not consider it probable that such a contingent liability will be incurred or that in the event of death, such a liability would be material after consideration of life insurance benefits.

Lease Commitments: The Bank leases five sites under noncancelable operating leases expiring in August 1999, September 1999, February 2006, September 2007 and October 2008. The lease expiring August 1999 includes an option to extend the lease for an additional term of one year. The lease expiring in February 2006 requires adjustments to the base rent after two years for changing price indices with a maximum annual increase of five percent and includes an option to renew for two consecutive five-year terms. The lease expiring September 2007 is renewable for two consecutive five-year periods and requires adjustment every September 1 based on changing price indices but not less than 2% nor more than 10%. The lease expiring October 2008 requires annual adjustments to the base rent every November 3 of the greater of 2% or the percentage increases in the Consumer Price Index and includes an option to extend the term of the lease for three consecutive five-year terms.

As of December 31, 1998, future minimum lease payments under noncancelable operating leases are as follows (dollars in thousands):

                                                                   Lease
                                                                 Commitment
Year ended December 31:                                          ----------
        1999                                                      $   182
        2000                                                          171
        2001                                                          173
        2002                                                          176
        2003                                                          178
        Thereafter                                                    710
                                                                  -------
                              Total minimum lease commitments     $ 1,590
                                                                  =======

Rent expense for the years ended December 31, 1998, 1997 and 1996 totaled $269,000, $128,000 and $94,000, respectively. Sublease rental income was $4,000 in 1997 and $14,000 in 1996.

Financial Instruments with Off-Balance-Sheet Risk: The Bank's financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent

                         HUMBOLDT BANCORP AND SUBSIDIARY

                        December 31, 1998, 1997 and 1996


NOTE R--COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

liabilities are commitments to extend credit, credit card arrangements and standby letters of credit. A summary of the Bank's commitments and contingent liabilities at December 31, is as follows (dollar in thousands):

                                                   Contractual Amounts
                                                1998               1997
                                                ----               ----

     Commitments to extend credit           $    42,200         $   32,616
     Credit card arrangements                    12,299             10,695
     Standby letters of credit                    5,240              3,927

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, certificates of deposits and income-producing commercial properties. At December 31, 1998, and 1997 approximately $1,300,000 and $1,484,000, respectively, of the Bank's undisbursed credit card commitments were secured by deposit accounts.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. All letters of credit are short-term guarantees with no guarantees extending more than two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending facilities to customers. The Bank holds assigned deposit accounts as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 1998 and 1997 varies from zero to 100%; the average amount collateralized is approximately 92% in 1998 and 37% in 1997. None of these letters of credit were utilized during 1998 or 1997.

The Bank has not incurred any losses on its commitments in 1998, 1997 or 1996.

Merchant Credit and Debit Card Sales Processing: The Bank processes the settlement of credit and debit card sales for merchants located throughout the continental United States, Alaska, Hawaii and Puerto Rico. The process involves collecting funds from the card issuing bank and crediting the merchant accounts in exchange for a merchant discount and other processing fees. The more significant areas of risk associated with this process includes the risk that funds due from the card issuing bank will be uncollectible, that significant fines may be assessed for violations of VISA or MasterCard rules or that the merchant will be unable to absorb chargebacks, deliver products due to insolvency or may commit fraud. To protect the Bank from losses, merchant deposits of $46,935,000 at December 31, 1998 have been established by withholding a percentage of merchant processing volume. In addition, the Bank has accrued a liability to cover losses, if any, in excess of the merchant

                         HUMBOLDT BANCORP AND SUBSIDIARY

                        December 31, 1998, 1997 and 1996


NOTE R--COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

reserves of $954,000 and $680,000 at December 31, 1998 and 1997, respectively. The Bank has incurred approximately $28,000 in losses during 1998. No losses were incurred in 1997 or 1996. The Bank processed approximately $2.5 billion and $1.5 billion of credit and debit card sales for merchants during 1998 and 1997, respectively.

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


NOTE S--CONCENTRATIONS OF CREDIT RISK

Most of the Bank's business activity is with customers located within the State of California, primarily in Northern California except for the merchant credit card debit card sales processing as discussed in Note R. The economy of the Bank's primary service area is heavily dependent on the area's major industries which are timber, commercial fishing, agriculture and tourism. General economic conditions or natural disasters affecting the primary service area or its major industries could affect the ability of customers to repay loans and the value of real property used as collateral.

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

The Bank places its cash investments  primarily in financial  instruments backed by the U.S. Government and its agencies or by high quality financial institutions or corporations. At December 31, 1998 and 1997, approximately 9% and 15%, respectively, of the Bank's net worth was invested in federal funds sold to a New York bank. In addition, at December 31, 1998, the Bank had deposits in federally insured banks in excess of federally insured limits by $3,851,000.


NOTE T--REGULATORY MATTERS

Banking regulations limit the amount of cash dividends that may be paid without prior approval of the Bank's regulatory agency. Cash dividends are limited to the lesser of retained earnings, if any, or net income for the last three years, net of the amount of any other distributions made to shareholders during such periods. As of December 31, 1998, $8,043,000 was available for cash dividend distribution without prior approval.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minium capital requirements can initiate certain mandatory---and possible additional discretionary---actions by regulators that, if undertaken, could have a direct material effect on the

                         HUMBOLDT BANCORP AND SUBSIDIARY

                        December 31, 1998, 1997 and 1996


NOTE T--REGULATORY MATTERS (Continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1998, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank's actual capital amounts and ratios are also presented in the table.


                                                                                        To Be Well
                                                                                     Capitalized Under
                                                                For Capital          Prompt Corrective
                                           Actual            Adequacy Purposes             Action
Provisions                                 ------            -----------------       ------------------
----------                            Amount     Ratio        Amount     Ratio        Amount      Ratio
                                      -----      -----        -----      -----        ------      -----
                                                                (in thousands)
As of December 31, 1998:
  Total Capital
     (to Risk Weighted Assets)     $   25,683    11.66%     >$  17,617    >8.0%    >$  22,022    >10.0%
                                                            -             -        -             -
  Tier I Capital
     (to Risk Weighted Assets)     $   22,931    10.41%     >$   8,809    >4.0%    >$  13,213    > 6.0%
                                                            -             -        -             -
  Tier I Capital
     (to Average Assets)           $   22,931     7.23%     >$  12,690    >4.0%    >$  15,863    > 5.0%
                                                            -             -        -             -

As of December 31, 1997:
  Total Capital
     (to Risk Weighted Assets)     $   23,118    12.02%     >$  15,381    >8.0%    >$  19,226    >10.0%
                                                            -             -        -           -
  Tier I Capital
     (to Risk Weighted Assets)     $   20,747    10.79%     >$   7,690    >4.0%    >$  11,536    > 6.0%
                                                            -             -        -             -
  Tier I Capital
     (to Average Assets)           $   20,747     7.38%      >$ 11,238    >4.0%    >$  14,047    > 5.0%
                                                             -            -        -             -

                         HUMBOLDT BANCORP AND SUBSIDIARY

                        December 31, 1998, 1997 and 1996


NOTE U--CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

Condensed balance sheets as of December 31, 1998 and 1997 and the related condensed statements of operations and cash flows for the three years in the period ended December 31, 1998 for Humboldt Bancorp (parent company only) are presented as follows:

                            Condensed Balance Sheets

                                                December 31
                                   -----------------------------------
                                       1998                   1997
                                       ----                   ----
Assets
  Cash                             $       805            $      504
  Other assets                             197                    13
  Investment in subsidiaries            26,443                22,292
                                   -----------            ----------
                                   $    27,445            $   22,809
                                   ===========            ==========

Liabilities
  Other liabilities                $        83

Stockholders' equity
  Common stock                          25,580            $   20,495
  Additional paid-in capital               297                   114
  Retained earnings                      1,485                 2,200
                                   -----------            ----------
                                   $    27,445            $   22,809
                                   ===========            ==========

                       Condensed Statements of Operations



                                                             Year Ended December 31
                                                  --------------------------------------------
                                                      1998              1997            1996
                                                  -----------         --------       ---------

Dividends from subsidiaries                       $     2,085
Other income                                                3         $      2       $       1
Expenses                                                  (87)             (24)            (20)
                                                  -----------         --------       ---------
Income (loss) before taxes                              2,001              (22)            (19)
Tax (expense) benefit                                     (51)             106              (3)
                                                  -----------         --------       ---------
Income (loss) before equity in income of
  subsidiaries                                          1,950               84             (22)
Equity in undistributed income of subsidiaries          2,066            3,174           2,998
                                                  -----------         --------       ---------
Net income                                        $     4,016         $  3,258       $   2,976
                                                  ===========         ========       =========

                         HUMBOLDT BANCORP AND SUBSIDIARY

                        December 31, 1998, 1997 and 1996


NOTE U--CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (Continued)

                       Condensed Statements of Cash Flows



                                                                     Year Ended December 31
                                                         --------------------------------------------
                                                              1998              1997            1996
                                                          -----------         --------       ---------


Operating activities:
  Net income                                               $    4,016         $   3,258      $   2,976
  Adjustments to reconcile net income to net cash
    used by operating activities:
    Dividends from subsidiaries                                (2,085)
    Equity in undistributed income of subsidiaries             (2,066)           (3,174)        (2,998)
    Amortization                                                    4                 4              4
    Increase in other assets                                     (188)                             (21)
    Increase in other liabilities                                  83
                                                           ----------         ---------      ---------
      Net cash (used) provided by operating activities           (236)               88            (39)

Investing activities:
  Reimbursement from subsidiary                                   183               114
                                                           ----------         ---------      ---------
      Net cash provided by investing activities                   183               114

Financing activities:
  Proceeds from note payable                                                                        22
  Payments on note payable                                                                         (22)
  Cash paid for fractional shares                                  (8)               (5)            (5)
  Proceeds from issuance of common stock                          362               203            148
                                                           ----------         ---------      ---------
      Net cash provided by financing activities                   354               198            143
                                                           ----------         ---------      ---------

      Net increase in cash                                        301               400            104
      Cash at beginning of year                                   504               104
                                                           ----------         ---------      ---------

      Cash at end of year                                  $      805         $     504      $     104
                                                           ==========         =========      =========


NOTE V--FAIR VALUES OF FINANCIAL INSTRUMENTS

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

                         HUMBOLDT BANCORP AND SUBSIDIARY

                        December 31, 1998, 1997 and 1996


NOTE V--FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values of the Bancorp's financial instruments are as follows at December 31 (dollars in thousands):



                                                               1998                        1997
                                                  ---------------------------    --------------------------
                                                                   Estimated                    Estimated
                                                    Carrying          Fair        Carrying         Fair
                                                     Amount          Value         Amount         Value
                                                  ----------      -----------    -----------    -----------
Financial assets:
   Cash and due from banks                        $   28,626      $    28,626    $    21,442    $    21,442
   Interest-bearing deposits in other banks            3,020            3,020          3,020          3,020
   Federal funds sold                                  2,250            2,250          3,520          3,520
   Investment securities                              77,802           77,802         80,180         80,180
   Loans and leases held for sale                      7,677            7,731             48             48
   Loans and lease financing receivables, net        178,361          178,386        157,464        157,085
   Accrued interest receivable                         1,779            1,779          1,699          1,699
   Cash surrender value of life insurance              4,943            4,943          4,810          4,810

Financial liabilities:
   Deposits                                          283,967          283,997        255,186        255,204
   Accrued interest payable                              306              306            319            319
   Long-term debt                                      3,402            3,402          1,761          1,761



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

                         HUMBOLDT BANCORP AND SUBSIDIARY

                        December 31, 1998, 1997 and 1996


NOTE V--FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

    Off-balance sheet instruments: Off-balance sheet commitments consist of commitments to extend credit, credit card arrangements and standby letters of credit. The contract or notional amounts of the Bank's financial instruments with off-balance-sheet risk are disclosed in Note R. Estimating the fair value of these financial instruments is not considered practicable due to the immateriality of the amounts of fees collected, which are used as a basis for calculating the fair value, on such instruments.


NOTE W--SUBSEQUENT EVENTS

The Bancorp has filed an application with its regulators to obtain approval to form a wholly-owned subsidiary bank in Roseville, California and will provide $4.5 million of initial capital. Organization costs related to the formation of this subsidiary totaled $188,251 through December 31, 1998.

The Bank is in the process of negotiating the sale of approximately $1,047,000 of its secured credit card portfolio.


NOTE X--OPERATING SEGMENTS

Reportable  operating  segments  are  generally  defined  as  components  of  an enterprise for which discrete financial information is available, whose operating results are regularly reviewed by the organization's decision makers and whose revenue from external customers is 10 percent or more of total revenue. The Bancorp has two reportable segments under this definition, retail banking and credit card operations. The retail banking segment provides traditional banking services such as checking, savings, IRA and Keogh accounts, time certificates of deposit, loans, and lease financings. The credit card segment processes the settlement of credit and debit card sales for merchants and issues and maintains credit card accounts for its customers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Each segment receives an allocation of administrative expenses. The Bancorp evaluates performance based on profit or loss from operations before income taxes. The Bancorp's reportable segments are strategic business units that provide different services that are carried out by separate departments. Included in the retail banking segment are all other operations of the Bancorp, which include an investment in an equipment leasing company.

                         HUMBOLDT BANCORP AND SUBSIDIARY

                        December 31, 1998, 1997 and 1996


NOTE X--OPERATING SEGMENTS (Continued)

The following table includes segment profit, including certain revenues and expenses, and segment assets as of and for the year ended December 31, 1998 (in thousands):



                                                 Retail     Credit Card
                                                Banking     Operations    Total
                                                --------    ----------- ---------

Revenue from external customers                $   3,524    $   8,304   $  11,828
Interest revenue                                  22,339        1,165      23,504
Interest expense                                   7,593          149       7,742
Depreciation and amortization                      2,886          217       3,103
Segment profit, before taxes                       4,444        2,089       6,533
Other significant non-cash items:
 Additions to reserves for potential losses        1,240        1,183       2,423
Segment assets                                   262,301       57,674     319,975
Investment in equity method investees              2,281                    2,281



The segment information for prior fiscal years is not available.