Form 10-Q
period 1999-03-31
HUMBOLDT BANCORP
filed 1999-05-14
CIK 1008554

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 1999


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

                     X      Yes                         No
                  --------                      -------


  Number of shares of common stock outstanding at March 31, 1999 is: 1,792,584

PART I - FINANCIAL INFORMATION

ITEM 1 -       Financial Statements

The information required by Rule 10-01 of Regulation S-X is attached hereto as Exhibit A.

Item 2 -       Management's Discussion and Analysis or Plan of Operation

The business operation of the Company is conducted through its wholly owned subsidiaries, Humboldt Bank and Capitol Valley Bank, and a 50% interest in Bancorp Financial Services, a company making automobile and small ticket leasing loans. The following discussion, presented on a consolidated basis, analyzes the financial condition and results of operations of the Company for the three month period ended March 31, 1999.

Changes in Financial Condition

During the three month period ended March 31, 1999, deposits increased $5.7 million or 2.0% to $289.7 million compared with $284.0 million at December 31 1998. The increase in deposits is the result of increases in demand deposits and time certificates of deposit of over $100,000 being partially offset by small decreases in other time deposits and saving accounts. During the same period, total loans increased $4.1 million or 2.2% to $193.2 million compared with $189.1 million at December 31 1998. The increase in loans is the result of increases in real estate loans, state and political subdivision loans, and other loans, being partially offset by small decreases in commercial, industrial and agricultural loans, lease financing loans, and consumer loans. Loans held for sale decreased $3.2 million or 41.2% to $4.5 million compared with $7.7 million at December 31 1998.

Investment  securities  decreased $1.3 million or 1.7% to $76.5 million compared with $77.8 million at December 31 1998 and federal funds sold increased 6.9 million or 304.9% to 9.1 million compared with $2.3 million at December 31 1998. The increase in federal funds sold was in anticipation of deposit withdrawals related to real estate and IRS taxes due in April 1999.

During the three month period ending March 31, 1999, past due and non-accrual loans increased 0.1 million or 3.6% to $2.9 million (0.9% of total assets), compared with $2.8 million (0.9% of total assets) at December 31, 1998. The Company's allowance for loan losses at March 31, 1999 was 1.6% of loans and leases compared with 1.6% at December 31, 1998.

Earnings Summary

Net income for the quarter ended March 31, 1999 increased $122,000 to $997,000 or $0.55 per share (diluted $0.51), compared with net income of $875,000 or $0.50 per share (diluted $0.45) in the same quarter a year ago. This increase can be primarily attributed to an increase in non-interest income of $1,419,000 or 59.1%, an increase in Bancorp financial services income of $79,000 or 100.0%, a decrease in interest expense of $179,000 or 9.1%, and a decrease in provision for loan losses of $191,000 or 37.5%, offset by an increase in non-interest expense of $1,671,000 or 38.7%.

Net Interest Income

During the quarter ended March 31, 1999, total interest income decreased $94,000 or 1.6% to $5,723,000 compared with $5,817.000 the prior year. During the same period, total interest expense decreased $179,000 or 9.1% to $1,792,000 compared with $1,971,000 the prior year. Net interest income for the quarter ended March 31, 1999 was $3.9 million compared with $3.8 million the prior year. Average loans and leases as a percentage of average earning assets was 69.3% during the quarter ended March 31, 1999, compared to 65.5% a year earlier. The average balance of other earning assets as a percentage of average earning assets was 30.7% during the quarter ended March 31, 1999, compared to 34.5% a year earlier.

Provision for Loan Losses

The Company maintains its allowance for loan losses at a level considered appropriate by management to provide for known and inherent risks in the loan portfolio. This consideration includes an evaluation of various factors affecting the collectability of loans, including current and projected economic conditions, past credit experience and a periodic review of the Company's loan portfolio. The Company recorded a provision to the allowance for loan losses for the three month period ended March 31, 1999 of $318,000 compared to $509,000 for the same period in 1998. Loans charged-off for the three-month period ended March 31, 1999 were $310,000 compared to $345,000 for the same period in 1998. Recoveries for the three-month period ended March 31, 1999 and 1998 were $32,000 each.

Non-Interest Income

Non-interest income consists of gain/loss on sale of loans and fixed assets, service charges on deposit accounts and other service charges, commissions and fees including Lease Department, Merchant BankCard Department and Issuing BankCard Department income. During the quarter ended March 31, 1999, income from these sources increased $1.4 million to $3.8 million compared with $2.4 million in 1998. The increase was primarily attributable to an increase in Merchant BankCard Department income of $1,457,000, a gain in FNMA servicing income of $78,000, and a gain on sale of loans of $71,000, offset by a decrease in Issuing Bankcard Department income of $116,000, and a decrease in Lease Department income of $79,000.

Non-Interest Expense

During the quarter ended March 31, 1999, non-interest expenses increased $1.7 million or 38.7% to $6.0 million compared with $4.3 million in 1998. The increase was due in part to increased personnel expenses of $518,000, advertising expense of $35,000, outside audit expense of $34,000, outside consulting expense of $48,000, office supplies expense of $84,000, telephone expense of $57,000, ATM fee expense of $60,000, and merchant bankcard department expense of $937,000. These increases were partially offset by decreases in other outside service expense of $46,000, Oreo expense of $35,000, sundry loss expense of $40,000, and issuing bankcard expense of $101,000. During the quarter ended March 31, 1999, the Company had a total of 257 full-time equivalent employees, compared to 223 full-time equivalent employees during the same quarter a year earlier.

Capital Resources

Management seeks to maintain adequate capital to support anticipated asset growth and credit risks and to ensure that the Company meets all regulatory capital requirements.

The Company is required to maintain certain regulatory minimum capital ratios. The following table outlines these ratios at March 31, 1999:


                            REQUIRED         COMPANY'S
                            MINIMUM           ACTUAL
                        ---------------- -----------------
TIER 1                        6.00             11.63
TOTAL CAPITAL                10.00             12.88
LEVERAGE                      5.00              8.25

Future growth and earnings retention, as currently projected by management, is expected to provide for the maintenance of capital ratios in conformity with the requirements.

Income Taxes

The provision for income taxes was $536,000 for the quarter ended March 31, 1999, compared to $549,000 in the same quarter a year earlier. The provision is classified as current tax liability for interim reporting purposes. The tax rate was 36.9% for the quarter ended March 31, 1999, compared to 38.6% for the same quarter in 1998.

Liquidity

The Company manages its liquidity to ensure that sufficient funds are available to meet loan commitments and deposit fluctuations. Primary sources of liquidity include cash and due from bank deposits, unpledged short-term U.S. Government securities and federal funds sold. The Company's primary liquidity ratio, which is the ratio of liquid assets to total assets, was 28.7% at March 31, 1999 compared with 32.5% at March 31, 1998 and 28.9% at December 31, 1998.

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

The Testing Phase is a multifaceted process that is critical to the Year 2000 project and inherent in each phase of the project plan. This process includes the testing of incremental changes to hardware and software components. In addition to testing upgraded components, connections with other systems will be verified to ensure that internal and external users accept all changes. The committee will assure the effective and timely completion of all hardware and software testing prior to final implementation and will have ongoing discussions with their vendors of their testing efforts. The Company has prepared, and the Board of Directors has approved, the Company's Year 2000 Test Plan. Nearly all testing scripts are complete and well over 50% of the test scripts have been executed without incident. Additional testing is ongoing and the Company intends to continue testing throughout the rest of 1999 and into the year 2000 (Leap
Year). The Company's core system was unit tested in late December 1998, and one end-to-end interface test was executed in late March. With the exception of a few minor, unrelated and explainable anomalies, the system has proven to be compliant. All additional interface testing of the Company's core system is anticipated to be completed before the end of April 1999. As well, several of the ancillary systems have been tested without incident. The Company is on pace for the timely completion of the necessary testing as required by its regulatory agencies.

The Contingency Phase will consist of a comprehensive plan to address remediation and business resumption functions that rely on mission critical systems. The initial version of the Contingency Plan was submitted to the Board of Directors for review and was approved on January 21, 1998. The Company anticipates that the Contingency Plan will be a living document, which will be continually updated as necessary throughout 1999.

The Renovation Phase will consist of renovating, replacing and retiring non-compliant systems, as well as evaluating Year 2000 code enhancements, hardware and software upgrades, system replacements and other associated changes. The Company anticipates that the Renovation Phase will continue throughout 1999.

Costs

The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 project is approximately $750,000. It is anticipated that this amount will be used for the renovation of certain ATMs, the voice mail system, the Lucent telephone system and employee time to complete the testing and contingency phases of the Y2K plan. In addition the Company is expensing and reserving $10,000 a month for possible loan losses resulting from Year 2000 problems. The reserve as of March 31,1999, was $130,000 and will be $220,000 by December 31, 1999.

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

ITEM 2 -       Changes in Securities - NONE

ITEM 3 -       Defaults upon Senior Securities - NONE

ITEM 4 -       Submission of Matters to a Vote of Security Holders

On or about April 16, 1999, a Proxy Statement of Humboldt Bancorp was mailed to shareholders of record as of March 31, 1999 by the Board of Directors soliciting proxies for use at the Annual Meeting of Shareholders to be held on May 20, 1999. At the meeting the shareholders will be asked to elect management's nominees for Directors (12), to ratify the appointment of Richardson and Company as independent certified accountants and to adopt amendments to the Amended Humboldt Bancorp Stock Option Plan which would allow an optionee who retires to exercise his or her options up until the expiration date of the original option grant (as opposed to three months from the date of retirement), and also would allow revisions to outstanding options consistent with such amendment.

ITEM 5 - Other Information

On September 17, 1998, the Board of Directors authorized management to file an application with the appropriate regulators to establish a de novo bank in Roseville, California. All required regulatory approvals were received and the Capitol Valley Bank opened for business on March 3 1999.

On February 18, 1999 the Board of Directors authorized management to bid on the Eureka and Ukiah branches of California Federal Bank ("Cal Fed"). Our bid was accepted on March 2, 1999, a definitive agreement was executed with Cal Fed on April 7 1999 and the company is in the process of filing for the necessary regulatory approvals. It is anticipated that such approval will be forthcoming and that the deal will be consummated in the third quarter of 1999.

ITEM 6 -       Exhibits and Reports on Form 8-K

               Exhibit (27) - Financial Data Schedule



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   May 14, 1999                       HUMBOLDT BANCORP

                                           ALAN J. SMYTH

                                           Alan J. Smyth
                                           Senior Vice President and
                                           Chief Financial Officer


                                           THEODORE S. MASON

                                           Theodore S. Mason
                                           President and Chief Executive Officer


HUMBOLDT BANCORP AND SUBSIDIARIES                                   CONSOLIDATED       CONSOLIDATED
CONSOLIDATED BALANCE SHEETS                                           UNAUDITED          AUDITED
(IN THOUSANDS OF DOLLARS)                                             03-31-99           12-31-98

ASSETS:

  Cash and Due From Banks                                                 27,152            28,626
  Interest Bearing Deposits in Banks                                       3,020             3,020
  Federal Funds Sold                                                       9,110             2,250
  Investment  Securities  (At fair value of $76,501  and $77,802          76,501            77,802
   respectively)
  Loans Held For Sale                                                      4,513             7,677

LOANS

  Real Estate-Construction and Land Development                           19,634            20,667
  Real Estate-Commercial and Agriculture                                  84,431            80,197
  Real Estate-Family and Multifamily Residential                          34,142            27,549
  Commercial, Industrial and Agriculture                                  32,420            33,981
  Lease Financing                                                          9,484             9,867
  Consumer Loans                                                           5,972             7,782
  State and Political Subdivisions                                           651             1,512
  Other                                                                    2,683               585
                                                                         189,417           182,140
  Less:  Deferred Loan Fees                                                 (753)             (724)
    TOTAL LOANS                                                          188,664           181,416
  Less:  Allowance for Credit Losses                                      (3,095)           (3,055)
    NET LOANS                                                            185,569           178,361
  Premises and Equipment (net)                                             8,236             7,950
  OREO                                                                       175               175
  Investment in Associated Companies                                       2,360             2,281
  Intangible Assets                                                        1,741             1,760
  Other Assets                                                            10,699            10,073
    TOTAL ASSETS                                                         329,076           319,975

LIABILITIES

  Deposits:
  Demand                                                                  97,159            96,884
  Demand-Interest Bearing                                                 53,085            50,090
  Time - $1000,000 and over                                               49,724            46,355
  Other Time                                                              68,988            69,478
  Savings                                                                 20,723            21,160
                                                                         289,679           283,967
  Borrowed Funds                                                           4,681             4,758
  Other Liabilities                                                        5,748             3,402
                                                                         300,108           292,127
SHAREHOLDERS' EQUITY
  Preferred stock, no par value;  1,000,000  shares  authorized, none issued
  Common  stock,  no par value;  20,000,000  shares  authorized,
    1,792,584  shares in 1999 and  1,596,952  in 1998,  issued and        25,634            25,580
    outstanding
  Retained Earnings                                                        2,482             1,485
  Additional Paid in Capital                                                 297               297
  Unrealized Gain/Loss                                                       555               486
    TOTAL SHAREHOLDERS' EQUITY                                            28,968            27,848
    TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                            329,076           319,975

NOTE: Humboldt Bancorp became effective January 2, 1996. Capitol Valley Bank, Roseville Ca. opened March 3 1999.

See notes to consolidated financial statements.


HUMBOLDT BANCORP AND SUBSIDIARIES
STATEMENT OF INCOME AND COMPREHENSIVE INCOME                        UNAUDITED         UNAUDITED
For The Three Months Ended March 31, 1999 and 1998                March 31, 1999    March 31, 1998
(In Thousands of Dollars)


  Interest and Fees on Loans                                               4,637             4,472
  Interest on Deposits in Banks                                               39                42
  Interest and Dividends on Securities                                       934             1,213
  Interest on Federal Funds Sold                                             113                90
  Total Interest Income                                                    5,723             5,817
INTEREST EXPENSE
  Interest on Demand Deposits                                                 40                52
  Interest on Other Savings Deposits                                         259               388
  Interest on Time Deposits $100,000+                                        600               557
  Interest on all Other Time Deposits                                        828               946
  Interest on Other Borrowings                                                65                28
  Total Interest Expense                                                   1,792             1,971

  Net Interest Income                                                      3,931             3,846

  Provision for Loan Losses                                                  318               509

NON INTEREST INCOME
  Service Charges on Deposit Accounts                                        542               546
  Other Fee Income                                                         2,797             1,609
  All Other Non-Interest Income                                              481               246
  Total Non-Interest Income                                                3,820             2,401

  Realized Gain/Loss on Securities                                             6                 0

NON INTEREST EXPENSE
  Salaries and Employee Benefits                                           2,653             2,135
  Premises and Fixed Asset Expense                                           610               611
  Other Non-Interest Expense                                               2,722             1,568
  Total Non-Interest Expense                                               5,985             4,314

INCOME BEFORE TAXES                                                        1,454             1,424
  Applicable Income Taxes                                                    536               549
  Bancorp Financial Services Income                                           79                 0

NET INCOME                                                                   997               875
COMPREHENSIVE INCOME.
CHANGE IN UNREALIZED HOLDING GAINS FOR PERIOD                                 69              (166)
COMPREHENSIVE INCOME                                                       1,066               709

NET INCOME PER SHARE                                                       $0.55             $0.50

NET INCOME PER SHARE ASSUMING DILUTION                                     $0.51             $0.45


HUMBOLDT BANCORP STATEMENT OF CASH FLOWS                          CONSOLIDATED         CONSOLIDATED
For the Three Months Ended March 31, 1999 and 1998                  UNAUDITED           UNAUDITED
(In Thousands of Dollars)                                         March 31, 1999       March 31, 1998

OPERATING ACTIVITIES
  Net Income -  Adjustments  to reconcile  net income to net
    cash provided by operating activities:                                997                  875
  Provision for Loan Loss                                                 318                  509
  Depreciation                                                            335                  343
  Amortization and Other                                                  404                  513
  (Gain)/Loss on Sale of Securities                                        (6)                   0
  Equity in Income of Associated Company                                  (79)                 (41)
  Net Change in Other Assets                                             (683)                (495)
  Net Change in Other Liabilities                                         990                  533
  Net Change in Loans Held for Sale                                     3,164               (1,297)
NET CASH PROVIDED BY OPERATING ACTIVITIES                               5,440                  940
INVESTING ACTIVITIES
  Net Change in Interest-bearing Deposits in Banks                          0                    0
  Federal Funds Sold (Net)                                             (6,860)              (1,490)
  Securities Held to Maturity
    Investment Purchases                                                    0                    0
    Proceeds from Maturities of Investments                                 0                    0
    Proceeds from Sale of Investments                                       0                    0
  Securities Available For Sale
    Investment Purchases                                               (6,905)              (2,753)
    Proceeds From Maturities of Investments                             7,953                3,955
    Proceeds From Sale of Investments                                       0                    0
  Net Change in Loans                                                  (7,526)              (6,954)
  Purchase of Premises and Equipment                                     (621)                (581)
  Investment in Associated Company                                          0                    0
NET CASH USED FOR INVESTING ACTIVITIES                                (13,959)              (7,823)
FINANCING ACTIVITIES
  Net Change in Deposits                                                5,712                5,710
  Payments on Borrowed Funds                                              (21)                  (3)
  Proceeds from Borrowed Funds                                          1,300                    0
  Stock Options Exercised                                                  54                  121
NET CASH PROVIDED BY FINANCING ACTIVITIES                               7,045                5,828
NET CHANGE IN CASH AND CASH EQUIVALENTS                                (1,474)              (1,055)
  Cash and Due From Banks at Beginning of Period                       28,626               21,442
CASH AND DUE FROM BANKS AT END OF PERIOD                               27,152               20,387
SUPPLEMENTAL DISCLOSURES
  Cash Paid During the Period For:  Interest                            1,828                1,958
                                    Income Taxes                          235                1,000
NON-CASH TRANSACTIONS
Unrealized Holding (Gains)losses on Securities                           (112)                 283
Deferred  Income  Taxes  on  Unrealized  Holding  Losses  on
  Securities                                                              (43)                 118
Deposit  Liabilities Assumed in Exchange for Assets Acquired
  in Connection with Purchase of Branches                                   0                    0

                        Humboldt Bancorp and Subsidiary
                   Notes to Consolidated Financial Statements
                                 March 31, 1999
                                   (Unaudited)


Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Humboldt Bancorp and Subsidiaries at March 31, 1999 and results of operations for the three months then ended.

Certain information and footnote disclosures presented in the Company's annual financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results through December 31, 1999.

Note 2 - New Accounting Policies

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

This Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes are required.

Note 3 - Consolidation

The consolidated financial statements include the accounts of Humboldt Bancorp and its wholly owned subsidiaries, Humboldt Bank and Capitol Valley Bank and a 50% interest in Bancorp Financial Services. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 4 - Commitments

The company has outstanding performance letters of credit of $4.6 million at March 31, 1999 compared to $4.0 million at March 31, 1998.

Note 5 - Net Income Per Common Share

Net income per share is calculated by using the weighted-average common shares outstanding. The weighted-average number of common shares used in computing the net income per common share for the period ending March 31, 1999 was 1,796,497 and for the period ending March 31, 1998 was 1,753,881.

Net income per share (diluted) is calculated by using the weighted-average common shares (diluted) outstanding. The weighted average number of common shares (diluted) used in computing the net income per common share (diluted) for the period ending March 31, 1999 was 1,957,917 and for the period ending March 31, 1998 was 1,947,287.