Form 10-Q
period 1999-06-30
HUMBOLDT BANCORP
filed 1999-08-16
CIK 1008554

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 1999


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

   X       Yes                              No
--------                         -------

Number of shares common stock outstanding at June 30, 1999, was:   4,514,731

PART I  FINANCIAL INFORMATION


ITEM 1        Financial Statements

The information required by Rule 10-01 of Regulation S-X is attached hereto as Exhibit A.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operation.

The business operation of the Company is conducted through its wholly owned subsidaries, Humboldt Bank and Capitol Valley Bank, and a 50% interest with Tehema Bank in Bancorp Financial Services, a company making automobile and small ticket leasing loans. The following discussion presented on a consolidated basis, analyzes the financial condition and results of operations of the Company for the six month period ended June 30, 1999.

Changes in Financial Condition

During the six-month period ended June 30, 1999, deposits increased $6.6 million or 2.3% to $290.6 million compare with $284.0 million at December 31, 1998. The increase in deposits is the result of increases in demand deposits, savings deposits, and time certificates of deposit over $100,000 being partially offset by a small decrease, in other time deposits. During the same period, total loans increased $19.6 million or 10.8% to $201.0 million compared with $181.4 million at December 31, 1998. The increase in loans is primarily the result of increases in the real estate loan portfolio, particularly family and multi-family residential loans, and to a much lesser degree in the commercial, industrial and agricultural loan, and other loan portfolios. The increase was partially offset by decreases in the state and political subdivision loan, the consumer loan, and the lease financing loan portfolios. Loans held for sale decreased $7.7 million or 100.0% to $0.00 million compared with $7.7 million at December 31, 1998. The increase in deposits and loans is attributable to internal growth and is not the result of acquisitions.

At June 30, 1999, deposits had increased $21.5 million or 8.0% from $269.1 million at June 30, 1998. Total loans had increased $27.9 million or 16.2% from $173.1 million at June 30, 1998. The increase in deposits and loans is attributable to internal growth and is not the result of acquisitions.

Investment securities decreased $9.4 million or 12.1% to $68.4 million at June 30, 1999 compared with $77.8 million at December 31, 1998 and federal funds sold increased $8.3 million or 368.2% to $10.5 million compared with $2.3 million at December 31, 1998. The decrease in investment securities was the result of increased loan demand. The increase in federal funds sold was the result of a planned build-up of federal funds for liquidity purposes.

At June 30, 1999, investments had decreased $4.6 million or 6.3% from $73.0 million at June 30, 1998. The decrease in investments is attributable to loans increasing more than deposits and to an increase in federal funds sold.

During the six month period ending June 30, 1999, past due and non-accrual loans decreased $0.7 million or 25.0% to $2.1 million (0.6% of total assets), compared with $2.8 million (0.9% of total assets) at December 31, 1998. The Company's allowance for loan losses at June 30, 1999 was 1.6% of loans and leases compared with 1.7% at December 31, 1998.

At June 30, 1999, past due and non-accrual loans had increased $0.3 million or 16.7% from $1.8 million at June 30, 1998. The Company's allowance for loan losses at June 30, 1999 was 1.6% of total loans and leases, which compared with 1.5% at June 30, 1998.

Earnings Summary

Net income for the six months ended June 30, 1999 increased $391,000 to $2,094,000 or $0.46 per share (diluted $0.42), compared with net income of $1,703,000 or $0.39 per share (diluted $0.35) in the same period a year ago. The increase can be attributed to increases in non-interest income of $3,303,000 or 63.4%. Bancorp financial services income of $140,000 or 518.5%, decreases in interest expense of $326,000 or 8.3%, provision for loan losses of $518,000 or 50.6%, interest income of $227,000 or 1.9% and taxes of $30,000 or 2.8% and by increases in non-interest expense of $3,681,000 or 39.7% and an increase in realized loss on securities of $18,000 or 100.0%

Net income for the three months ended June 30, 1999 increased $269,000 to $1,097,000 or $0.24 per share (diluted $0.22 per share), compared with net income of $828,000 or $0.19 per share (diluted $0.17 per share) in the same three month period a year ago. This increase of $269,000 can be accounted for by increases in non-interest income ($1,884,000 or 67.1%), and Bancorp financial services income ($61,000 or 225.9%), decreases in interest expense ($147,000 or 7.6%). Loan loss provision ($327,000 or 63.5%) and taxes ($17,000 or 3.4%) and increases in realized loss on securities ($24,000 or 100%) and non-interest expense ($2,009,000 or 40.5%) and a decrease in interest income ($134,000 or 2.3%)

Net Interest Income

Total interest income decreased $227,000 or 1.9% for the six months ended June 30, 1999, compared with the prior year. During the same period, interest expense decreased $326,000 or 8.3%. Net interest income for the six months ended June 30, 1999 was $7.9 million and $7.8 million for the period ended June 30, 1998. Average loans and leases as a percentage of average earning assets was 68.1% during the six months ended June 30, 1999, compared to 65.0% a year earlier. The average balance of other earning assets as a percentage of average earning assets was 31.9% during the six months ended June 30, 1999, compared with 35.0% a year earlier.

Total interest income decreased $134,000 or 2.3% for the three months ended June 30, 1999, and interest expense decreased $147,000 or 7.6% compared with the same three-month period in the prior year. Net interest income for the three months ended June 30, 1999 was $4.0 million and $4.0 million for the three months ended June 30, 1998. The decrease in interest income is accounted for by small increases in interest and Fees on loans ($37,000) and federal funds sold ($21,000), offset by small decreases in interest on deposits in banks ($23,000) and interest and dividends on securities ($169,000). The small decrease in interest expense is attributable to increases in interest on time deposits of $100,000 or more, ($15,000) and interest on other borrowings ($36,000), offset by decreases in interest on savings deposits ($51,000), all other time deposits ($143,000) and interest on demand deposits ($4,000).

Provision for Loan Losses

The Company maintains its allowance for loan losses at a level considered appropriate by management to provide for known and inherent risks in the loan portfolio. This consideration includes an evaluation of various factors affecting the collectability of loans, including current and projected economic conditions, past credit experience and a periodic review of the Company's loan portfolio. The Company recorded a provision to the allowance for loan losses for the six month period ended June 30, 1999 of $506,000 compared to $1,024,000 for the same period in 1998. Loans charged off during the six-month period totaled $531,000 in 1999 and $866,000 in 1998. Recoveries in the same period were $259,000 in 1999 and $107,000 in 1998. The reduction in loans charged off in 1999 compared to 1998 is primarily due to a planned scaling back of the Company's credit card issuing operations.

The Company recorded a provision to the allowance for loan losses for the three month period ended June 30, 1999 of $188,000 compared with $515,000 in the same period in 1998. Loans charged off during the three-month period totaled $221,000 in 1999 and $521,000 in 1998. Recoveries in the same period were $227,000 in 1999 and $75,000 in 1998.

Non-Interest Income

Non-interest income consists of gain/loss on sale of loans and fixed assets, service charges on deposit accounts and other service charges, commissions and fees including Lease Department, Merchant BankCard Department and Issuing BankCard Department income. During the six months ended June 30, 1999, income from these sources increased $3.3 million or 63.4% to $8.5 million, compared with $5.2 million in 1998. The increase was accounted for by increases in Merchant BankCard Department income ($3.2 million), service charges on deposits ($0.1 million) and gain on sale of loans ($0.3 million), offset by decreases in Issuing BankCard Department income ($0.3 million), and Lease Department income ($0.1 million).

In the three months ended June 30, 1999, non-interest income was $4.7 million; an increase of $1.9 million or 67.9% compared with $2.8 million for the same period in 1998. The increase is attributable primarily to increases in Merchant Bankcard Department income ($1.8 million), service charges on deposits ($0.1 million), and other non-interest income ($0.3 million) and decreases in Issuing Bank Card Department income ($0.2 million) and Lease Department income ($0.1 million).

Non-Interest Expense

During the six months ended June 30, 1999 non-interest expenses increased $3.7 million or 39.7% to $13.0 million, compared with $9.3 million for the same period in 1998. The increase is attributable to increased personnel expenses ($1.2 million), and other non interest expenses ($2.5 million) which include increases in Merchant Bankcard Department expense ($2.1 million), outside consulting expense ($0.1 million), telephone expense ($0.1 million), and organizational expense ($0.2 million)

During the three months ended in June 30, 1999, non-interest expense was $7.0 million an increase of $2.0 million of 40.0%, compared with $5.0 million for the same period in 1998. The increase is attributable to increased personnel expenses ($0.7 million), and other non interest expenses ($1.3 million) which includes increases in Merchant Bankcard Department expense ($1.2 million) and organizational costs ($0.2 million), and decreases in other outside services ($0.1 million).

Number of Employees

At June 30, 1999, the Company had 286 full-time equivalent employees, compared to 248 full-time equivalent employees at the same period a year earlier.

In the three months ended June 30, 1999 the number of full-time equivalent employees increased by 30 compared with 25 in the same three months period in 1998.

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

The Awareness Phase consisted of gaining executive level support for the resources necessary to perform compliance work, for establishing a Year 2000 project team and for developing an overall strategy that encompassed the in-house core system, out-sourced systems, vendors, customers, and suppliers including correspondents. The Awareness Phases is fully completed.

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

The Testing Phase is a multifaceted process that is critical to the Year 2000 project and inherent in each phase of the project plan. This process includes the testing of incremental changes to hardware and software components. In addition to testing upgraded components, connections with other systems have been verified to ensure that internal and external users accept all changes. The committee is assuring the effective and timely completion of all hardware and software testing prior to final implementation and has ongoing discussions with their vendors of their testing efforts. The Company has prepared, and the Board of Directors has approved, the Company's Year 2000 Test Plan. Test scripts for all critical applications are complete and have been executed without incident. The Company's core operating system was unit tested in December 1998, with initial end-to-end interface testing executed in March 1999 and completed in June 1999. All critical dates have been tested for the core operating system. With the exception of a few minor unrelated and explainable anomalies, the system has proven to be compliant. Additional testing of critical interfaces to the Company's core system was completed by the end of June 1999. As well, several of the organization's ancillary systems have been tested without incident. The Company has completed the necessary testing as required by its regulatory agencies. Additional "comfort" testing is ongoing and the Company intends to continue testing through the rest of 1999 and into the Year 2000 (Leap Year). The additional testing will cover any upgrades to existing systems, as well as any new hardware or software the Company implements prior to the end of the year.

The Contingency Phase consists of a comprehensive plan to address remediation and business resumption functions that rely on mission critical systems. An updated version of the Contingency Plan, which contains an overview of the organization's contingency testing and training plans, was completed by June 30, 1999 and is being submitted to the Board of Directors for review and approval on July 15, 1999. The Company anticipates that the Contingency Plan will be a living document, which will be continuously updated as necessary throughout 1999.

The Renovation Phase will consist of renovating, replacing and retiring non-compliant systems, as well as evaluating Year 2000 code enhancements, hardware and software upgrades, system replacements and other associated changes. The Company anticipates that the Renovation Phase will continue throughout the remainder of 1999.

Costs

The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 project is approximately $500,000.00. A minimal amount, other than time of the committee members, has been expended on the Year 2000 project as of June 1999. The Company is also expensing and reserving $10,000.00 a month for possible loan losses caused by Year 2000 problems. This reserve will be approximately $225,000.00 at December 31, 1999.

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

The Company is required to maintain certain regulatory minimum capital ratios. The following table outlines these ratios at June 30, 1999.


                                      REQUIRED          COMPANY'S
                                      MINIMUM            ACTUAL
TIER 1                                  6.00             11.98
TOTAL CAPITAL                          10.00             13.23
LEVERAGE                                5.00              8.67


Future growth and earnings retention, as currently projected by management, is expected to provide for the maintenance of capital ratios in conformity with the requirements.

Income Taxes

The provision for income taxes was $1,025,000 for the six months ended June 30, 1999, compared to $1,055,000 in the same period a year earlier. The provision is classified as current tax liability for interim reporting purposes. The tax rate was 34.7% for the six months ended June 30, 1999, compared to 38.6% for the same period in 1998.

Liquidity

The Company manages its liquidity to ensure that sufficient funds are available to meet loan commitments and deposit fluctuations. Primary sources of liquidity include cash and due from bank deposits, unpledged short-term U.S. Government securities and federal funds sold. The Company's primary liquidity ratio, which is the ratio of liquid assets to total deposits, was 25.0% at June 30, 1999, 28.7% at March 31, 1999 and 28.7% at June 30, 1998.

Asset/Liability Management

The Company's Asset and Liability Committee ("ALCO") meets on a quarterly basis and monitors the impact of changing interest rates on the Company's earnings and economic value. The Company uses a simulation model to estimate the change in the Company's net interest margin (NIM) for various rate scenarios. The Company uses a combined net present value and going-concern model to calculate economic risk.

Interest Rate Risk. The table below shows the potential change in NIM (before taxes) if rates change as of June 30, 1999. These estimates are based on the existing repricing schedule (see repricing table) as well as consideration of convexity when rates change (e.g., mortgage-backed securities cash flow changes). The Company's NIM increases if rates rise, and declines if rates fall. The cause of this slight exposure to declining rates is due to the Company's concentration of short-term and rate sensitive loans as of June 30, 1999.

Economic Risk. The Company also measures the potential change in the net present value of the Company's net existing assets and liabilities if rates change (the "economic value of equity" or "EVE"). The table below also shows the EVE. The EVE is determined by valuing the Company assets and liabilities as of June 30, 1999, using a present value cash flow calculation as if the Company is liquidated. The EVE declines when rates increase because there are more fixed rate assets than liabilities. However, the Company's NIM earnings would also increase as rates increased (from the interest rate risk) and this benefit would offset the decline in EVE.


                                            % Change in NIM
                        Change in NIM        to Shareholder
Change in               (In thousands            Equity
Interest Rates            pre-tax)             (pre-tax)          % of EVE
--------------            --------             ---------          --------
     +2%                    $660                  2.3%              (9%)
     +1%                    $346                  1.2%              (5%)
     -1%                   ($375)                (1.3%)              5%
     -2%                   ($783)                (2.7%)              9%


     The following table sets forth the repricing opportunities for the assets and liabilities of the Company at June 30, 1999. Assets and Liabilities are classified by the earliest possible repricing date or maturity, whichever comes first.

                                                                  REPRICING IN
                                                                  -------------

                                            Three          One                   Five Years
                            Less Than      Through       Through       Three       Through       Over         Non-
                              Three        Twelve         Three       Through      Fifteen     Fifteen      Interest
(In thousands)               Months        Months         Years     Five Years      Years       Years       Bearing        Total
                             ------        ------         -----     ----------      -----       -----       -------      ---------


ASSETS:


Net Loans                    83,708        13,341        27,636       40,134       21,837      14,350                      201,006

Investment Securities             0        12,732        23,635       10,052       15,751       5,272                       67,442

Federal Funds Sold           10,534                                                                                         10,534

FHLB Stock                                                                                                      952            952

Interest-bearing
 deposits with banks             20                                                                                             20

Non-interest earning assets                                                                                  50,435         50,435
                             ------      --------     ---------    ---------     --------     -------       --------       -------
TOTAL ASSETS                 94,262        26,073        51,271       50,186       37,588      19,622        51,387        330,389
                             ======      ========     =========    =========     ========     =======       ========       =======



                                                                 REPRICING IN
                                                                 -------------


                                               Three          One                     Five Years
                                Less Than      Through       Through       Three       Through       Over         Non-
                                  Three        Twelve         Three       Through      Fifteen     Fifteen      Interest
(In thousands)                   Months        Months         Years     Five Years      Years       Years       Bearing       Total
                                 ------        ------         -----     ----------      -----       -----       -------      -------


LIABILITIES:


Non-interest-bearing deposits                                                                                   102,261      102,261


Interest-bearing deposits       123,735        52,643        10,208        1,761                                             188,347


Borrowings                           22            68           199        4,371                                               4,660


Other liabilities                                                                                                 5,338        5,338


Stockholders' equity                                                                                             29,783       29,783
                              ---------     ---------       --------     --------   ---------    --------      ---------     -------
Total liabilities and
  stockholders' equity         123,757         52,711        10,407        6,132            0           0       137,382      330,389
                              =========      ========       ========     ========    ========     =======      =========     =======
Interest rate sensitivity
 gap                           -29,495        -26,638        40,864       44,054       37,588      19,622


Cumulative interest rate
 sensitivity gap               -29,495        -56,133       -15,269       28,785       66,373      85,995


ITEM 3        QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT RISKS

See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Asset/Liability Management.

                           PART II - OTHER INFORMATION


ITEM 1 -       Legal Proceedings

On December 7, 1998, the case of Freeman, et al. V. Citibank (South Dakota) NA, et al.,Civil Action No. CV- 98-RRA-3029S, was filed in the United States District Court, Northern District of Alabama, Northern Division. This case is a purported class action brought on behalf of Mr. Freeman and others similarly situated (VISA credit cardholders issued by Citibank (South Dakota), hereinafter "Citibank"), against Citibank and VISA International (herein "VISA") to (i) enjoin the collection of debts charged to Citibank Visa cards for gambling at Internet casino websites; (ii) have Internet casino gambling declared unlawful; and (iii) recover all payments including principal, interest and penalties, received by Citibank and Visa related to such debts. Mr. Freeman is alleging that Citibank and Visa were facilitating, participating in and profiting from gambling by allowing Mr. Freeman to use his Citibank Visa card to purchase "e-cash" at a website owned and operated by a company called Cryptologic, Inc. which he accessed from an online casino operation called InterCasino. Mr. Freeman proceeded to play the game of blackjack with his e-cash and lost $30. The action alleges violation of the federal Wire Act and the federal Racketeering Influenced and Corrupt Organizations Act ("RICO"). Mr. Freeman is seeking treble damages pursuant to RICO, punitive damages and attorney's fees, in addition to compensatory damages and declaratory relief. VISA has made a motion to dismiss the Freeman case and Citibank has pending a motion to compel arbitration.

Humboldt Bank provides merchant processing for Cryptologic's credit card operations, and on April 21, 1999, Citibank sent a letter to Humboldt Bank seeking indemnity for the Freeman action pursuant to VISA regulations. Humboldt Bank and VISA have had preliminary discussions regarding this matter, but Humboldt Bank has not yet formally responded to Citibank's letter. The Freeman action is in its preliminary stages and the outcome at this time cannot be determined. In the event it is ultimately determined that Humboldt Bank is obligated to indemnify VISA, Humboldt Bank intends to seek indemnity against Cryptologic and creditcards.com, the company which through its independent marketing efforts presented Cryptologic's application for merchants services to Humboldt Bank.

ITEM 2       Changes in Securities - NONE


ITEM 3       Defaults Upon Senior Securities - NONE


ITEM 4       Submission of Matters to a Vote of Security Holders

On or about April 16, 1999, a Proxy Statement of Humboldt Bancorp was mailed to shareholders of record as of March 31, 1999 by the Board of Directors soliciting proxies for use at the Annual Meeting of Shareholders to be held on May 20, 1999. At the meeting, the shareholders were asked to elect management's nominees for Directors (12), to ratify the appointment of Richardson and Company as independent certified accountants and to adopt amendments to the Amended Humboldt Bancorp Stock Option Plan. The results of the voting are as follows:

PROPOSAL #1 - Election of Directors

                                                           WITHHOLD
                                    FOR ALL                  FROM
                                   NOMINEES              ALL NOMINEES               AGAINST
                               ----------------         -------------             ------------
Ronald F. Angell               1,405,900 Shares               -0-                     -0-
Marguerite Dalianes            1,405,900 Shares               -0-                     -0-
Gary L. Evans                  1,405,900 Shares               -0-                     -0-
Lawrence Francesconi           1,404,974 Shares               -0-                    926 Shares
Clayton R. Janssen             1,405,900 Shares               -0-                     -0-
James O. Johnson               1,405,900 Shares               -0-                     -0-
Theodore S. Mason              1,405,900 Shares               -0-                     -0-
John McBeth                    1,405,900 Shares               -0-                     -0-
Michael Renner                 1,405,878 Shares               -0-                     22 Shares
Jerry L. Thomas                1,405,900 Shares               -0-                     -0-
Edythe E. Vaissade             1,356,182 Shares               -0-                 49,718 Shares
John R. Winzler                1,405,900 Shares               -0-                     -0-


PROPOSAL #2 - Ratify the appointment of Richardson and Company as Independent Certified Accountants


FOR:                        1,388,721 Shares
AGAINST:                        2,229 Shares
ABSTAIN:                       14,950 Shares

PROPOSAL #3 - To adopt amendments to the Amended Humboldt Bancorp Stock Option Plan (the Amended Option Plan)


FOR:                        1,236,290 Shares
AGAINST:                      107,485 Shares
ABSTAIN:                       62,125 Shares

ITEM 5 - Other Information -

               (a) On April 7, 1999, Humboldt Bank entered into a purchase agreement to acquire two branch offices located at 959 Myrtle Avenue, Eureka, CA 95501 and 607 South State Street, Ukiah, CA 95482 from California Federal Savings Bank. Under the terms of the purchase agreement, Humboldt Bank will acquire all of the assets relating to California Federal's Eureka and Ukiah branch offices including cash, loans, real property, contracts and intangible assets and assumed deposits and other liabilities relating to the branches. The purchase price for the two branches is equal to approximately 3.25% of the aggregate deposits acquired by Humboldt Bank. Total loans and deposits to be acquired by Humboldt Bank are estimated to be approximately $0.2 million and $73.7 million. It is anticipated that the acquisition will be completed on August 27, 1999.

               (b)  Pursuant to an  "Agreement  And Plan Of  Reorganization  And
               Merger"   entered   into  as  of  June  22,  1999  (the   "Merger
               Agreement"), Humboldt Bancorp, a California bank holding company will acquire both Global Bancorp, a California bank holding company headquartered in Napa, California, and its wholly-owned subsidiary Capitol Thrift & Loan association ("Capitol Thrift"). Capitol Thrift is a California licensed industrial loan company. The acquisition will be effected by the merger of both Global Bancorp and Capitol Thrift into Humboldt Bank, a wholly owned subsidiary of Humboldt Bancorp. Following the merger, Humboldt Bank will be the sole surviving corporation. It is anticipated that the business of Capitol Thrift will be operated as a division of Humboldt Bank.

                      The  total  consideration  to be paid for the  acquisition will be $16,500,000, comprised of the following: (i) $9,000,000 is cash; (ii) approximately $2,000,000 in Humboldt common stock computed by the total amount of shareholders' equity in Global Bancorp, less $9,000,000 to be paid in cash and merger expenses of $100,000; and (iii) the balance of approximately $5,500,000 in the form of a Humboldt Bank promissory note, payable in full on January 30, 2002, to accrue interest at 8%
               per  annum,   and  subject  to  certain adjustments  for loan
               losses and expenses as identified in the Merger Agreement. Pursuant to the Merger Agreement, up to $2,000,000 of the promissory note may be paid at maturity in the form of Humboldt common stock at the election of the holders of the promissory note. Among other conditions before the merger may be consummated, it must be approved by the shareholders of Global Bancorp, and by both the Federal Deposit Insurance Corporation and the California Department of Financial Institutions. In addition, as a condition to the consummation of the merger, Humboldt Bancorp is required to raise additional funds through the sale of its common stock.

               (c) On May 6, 1999, the Humboldt Bancorp's Board of Directors declared a five for two stock split to shareholders of record as of June 1, 1999. The stock split was complete on June 30, 1999 and reference to earnings per share in this report reflect the stock split.

ITEM 6         Exhibits and Reports on Form 8-K

               (a)    Exhibits

               27.1   Financial Data Schedule

                                          SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   August 5, 1999                      HUMBOLDT BANCORP

                                        /s/ ALAN J. SMYTH
                                            --------------------------------
                                            Alan J. Smyth
                                            Senior Vice President and Chief
                                            Financial Officer


                                        /s/ THEODORE S. MASON
                                            -------------------------------
                                            Theodore S. Mason
                                            President and Chief Executive
                                            Officer

Humboldt Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 1999
(Unaudited)

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Humboldt Bancorp and Subsidiaries at June 30, 1999 and results of operations for the six months then ended.

Certain information and footnote disclosures presented in the Company's annual financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the operating results through December 31, 1999.

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

Note 3 - Consolidation

The consolidated financial statements include the accounts of Humboldt Bancorp and its wholly owned subsidiaries, Humboldt Bank and Capitol Valley Bank and 50% in Bancorp Financial Services. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 4 - Commitments

The Company has outstanding performance letters of credit of $4.6 million at June 30, 1999 compared to $8.6 million at June 30, 1998.

Note 5 - Net Income Per Common Share

Net income per share is calculated by using the weighted average common shares outstanding. The weighted average number of common shares used in computing the net income per common share for the period ending June 30, 1999 was 4,514,731 and for the period ending June 30, 1998 was 4,403,525.

Net income per share (diluted) is calculated by using the weighted average common shares (diluted) outstanding. The weighted average number of common shares (diluted) used in computing the net income per common share (diluted) for the period ending June 30, 1999 was 4,933,723 and for the period ending June 30, 1998 was 4,875,403.



HUMBOLDT BANCORP AND SUBSIDIARIES                                   CONSOLIDATED        CONSOLIDATED
CONSOLIDATED BALANCE SHEETS                                           UNAUDITED            AUDITED
(IN THOUSANDS OF DOLLARS)                                             06-30-99            12-31-98
---------------------------------------------------------------- ------------------- -------------------
ASSETS:
---------------------------------------------------------------- ------------------- -------------------
  Cash and Due From Banks                                                  28,514              28,626
---------------------------------------------------------------- ------------------- -------------------
  Interest Bearing Deposits in Banks                                           20               3,020
---------------------------------------------------------------- ------------------- -------------------
  Federal Funds Sold                                                       10,534               2,250
---------------------------------------------------------------- ------------------- -------------------
  Investment Securities (At fair value of $68,394 and
   $77,802 respectively)                                                   68,394              77,802
---------------------------------------------------------------- ------------------- -------------------
  Loans Held For Sale                                                          -0-              7,677
---------------------------------------------------------------- ------------------- -------------------
LOANS
---------------------------------------------------------------- ------------------- -------------------
  Real Estate-Construction and Land Development                            23,194              20,667
---------------------------------------------------------------- ------------------- -------------------
  Real Estate-Commercial and Agriculture                                   87,435              80,197
---------------------------------------------------------------- ------------------- -------------------
  Real Estate-Family and Multifamily Residential                           41,171              27,549
---------------------------------------------------------------- ------------------- -------------------
  Commercial, Industrial and Agriculture                                   34,699              33,981
---------------------------------------------------------------- ------------------- -------------------
  Lease Financing                                                           7,851               9,867
---------------------------------------------------------------- ------------------- -------------------
  Consumer Loans                                                            5,713               7,782
---------------------------------------------------------------- ------------------- -------------------
  State and Political Subdivisions                                            646               1,512
---------------------------------------------------------------- ------------------- -------------------
  Other                                                                     1,098                 585
---------------------------------------------------------------- ------------------- -------------------
                                                                          201,807             182,140
---------------------------------------------------------------- ------------------- -------------------
  Less:  Deferred Loan Fees                                                  (801)               (724)
---------------------------------------------------------------- ------------------- -------------------
    TOTAL LOANS                                                           201,006             181,416
---------------------------------------------------------------- ------------------- -------------------
  Less:  Allowance for Credit Losses                                       (3,289)             (3,055)
---------------------------------------------------------------- ------------------- -------------------
    NET LOANS                                                             197,717             178,361
---------------------------------------------------------------- ------------------- -------------------
  Premises and Equipment (net)                                              8,648               7,950
---------------------------------------------------------------- ------------------- -------------------
  OREO                                                                        175                 175
---------------------------------------------------------------- ------------------- -------------------
  Investment in Associated Companies                                        2,448               2,281
---------------------------------------------------------------- ------------------- -------------------
  Intangible Assets                                                         1,726               1,760
---------------------------------------------------------------- ------------------- -------------------
  Other Assets                                                             12,213              10,073
---------------------------------------------------------------- ------------------- -------------------
    TOTAL ASSETS                                                          330,389             319,975
---------------------------------------------------------------- ------------------- -------------------
LIABILITIES
---------------------------------------------------------------- ------------------- -------------------
  Deposits:
---------------------------------------------------------------- ------------------- -------------------
  Demand                                                                  102,261              96,884
---------------------------------------------------------------- ------------------- -------------------
  Demand-Interest Bearing                                                  52,370              50,090
---------------------------------------------------------------- ------------------- -------------------
  Time - $1000,000 and over                                                48,274              46,355
---------------------------------------------------------------- ------------------- -------------------
  Other Time                                                               68,185              69,478
---------------------------------------------------------------- ------------------- -------------------
  Savings                                                                  19,518              21,160
---------------------------------------------------------------- ------------------- -------------------
                                                                          290,608             283,967
---------------------------------------------------------------- ------------------- -------------------
  Borrowed Funds                                                            4,660               4,758
---------------------------------------------------------------- ------------------- -------------------
  Other Liabilities                                                         5,338               3,402
---------------------------------------------------------------- ------------------- -------------------
                                                                          300,606             292,127
---------------------------------------------------------------- ------------------- -------------------
SHAREHOLDERS' EQUITY
---------------------------------------------------------------- ------------------- -------------------
  Preferred stock, no par value; 1,000,000 shares authorized, none issued
---------------------------------------------------------------- ------------------- -------------------
  Common stock, no par value; 20,000,000 shares authorized,
   4,532,831 shares in 1999 and 1,787,954 in 1998, issued and
   outstanding                                                             25,798              25,580
---------------------------------------------------------------- ------------------- -------------------
  Retained Earnings                                                         3,574               1,485
---------------------------------------------------------------- ------------------- -------------------
  Additional Paid in Capital                                                  298                 297
---------------------------------------------------------------- ------------------- -------------------
  Unrealized Gain/Loss                                                        113                 486
---------------------------------------------------------------- ------------------- -------------------
    TOTAL SHAREHOLDERS' EQUITY                                             29,783              27,848
---------------------------------------------------------------- ------------------- -------------------
    TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                             330,389             319,975
---------------------------------------------------------------- ------------------- -------------------

NOTE: Humboldt Bancorp became effective January 2, 1996. Capitol Valley Bank, Roseville, CA opened March 3 1999.

See notes to consolidated financial statements.


HUMBOLDT BANCORP AND SUBSIDIARIES
STATEMENT OF INCOME AND COMPREHENSIVE INCOME                          UNAUDITED           UNAUDITED
For The Three Months Ended June 30, 1999 and 1998                   June 30, 1999       June 30, 1998
(In Thousands of Dollars)
---------------------------------------------------------------- ------------------- -------------------
INTEREST INCOME
---------------------------------------------------------------- ------------------- -------------------
  Interest and Fees on Loans                                                4,629               4,592
---------------------------------------------------------------- ------------------- -------------------
  Interest on Deposits in Banks                                                23                  46
---------------------------------------------------------------- ------------------- -------------------
  Interest and Dividends on Securities                                        970               1,139
---------------------------------------------------------------- ------------------- -------------------
  Interest on Federal Funds Sold                                              160                 139
---------------------------------------------------------------- ------------------- -------------------
  Total Interest Income                                                     5,782               5,916
---------------------------------------------------------------- ------------------- -------------------
INTEREST EXPENSE
---------------------------------------------------------------- ------------------- -------------------
  Interest on Demand Deposits                                                  45                  49
---------------------------------------------------------------- ------------------- -------------------
  Interest on Other Savings Deposits                                          250                 301
---------------------------------------------------------------- ------------------- -------------------
  Interest on Time Deposits $100,000+                                         613                 598
---------------------------------------------------------------- ------------------- -------------------
  Interest on all Other Time Deposits                                         800                 943
---------------------------------------------------------------- ------------------- -------------------
  Interest on Other Borrowings                                                 81                  45
---------------------------------------------------------------- ------------------- -------------------
  Total Interest Expense                                                    1,789               1,936

---------------------------------------------------------------- ------------------- -------------------
  Net Interest Income                                                       3,993               3,980

---------------------------------------------------------------- ------------------- -------------------
  Provision for Loan Losses                                                   188                 515

---------------------------------------------------------------- ------------------- -------------------
NON INTEREST INCOME
---------------------------------------------------------------- ------------------- -------------------
  Service Charges on Deposit Accounts                                         621                 494
---------------------------------------------------------------- ------------------- -------------------
  Other Fee Income                                                          3,411               1,968
---------------------------------------------------------------- ------------------- -------------------
  All Other Non-Interest Income                                               661                 347
---------------------------------------------------------------- ------------------- -------------------
  Total Non-Interest Income                                                 4,693               2,809
---------------------------------------------------------------- ------------------- -------------------
  Realized Gain/Loss on Securities                                            (24)                  0
---------------------------------------------------------------- ------------------- -------------------
NON INTEREST EXPENSE
---------------------------------------------------------------- ------------------- -------------------
  Salaries and Employee Benefits                                            2,917               2,252
---------------------------------------------------------------- ------------------- -------------------
  Premises and Fixed Asset Expense                                            676                 692
---------------------------------------------------------------- ------------------- -------------------
  Other Non-Interest Expense                                                3,383               2,023
---------------------------------------------------------------- ------------------- -------------------
  Total Non-Interest Expense                                                6,976               4,967
---------------------------------------------------------------- ------------------- -------------------
INCOME BEFORE TAXES                                                         1,498               1,307
---------------------------------------------------------------- ------------------- -------------------
  Applicable Income Taxes                                                     489                 506
  Bancorp Financial Services Income                                            88                  27
---------------------------------------------------------------- ------------------- -------------------
NET INCOME                                                                  1,097                 828
---------------------------------------------------------------- ------------------- -------------------
COMPREHENSIVE INCOME.
CHANGE IN UNREALIZED HOLDING GAINS FOR PERIOD                                (442)               (263)
---------------------------------------------------------------- ------------------- -------------------
COMPREHENSIVE INCOME                                                          655                 565
---------------------------------------------------------------- ------------------- -------------------
NET INCOME PER SHARE                                                        $0.24               $0.19
---------------------------------------------------------------- ------------------- -------------------
NET INCOME PER SHARE ASSUMING DILUTION                                      $0.22               $0.17
---------------------------------------------------------------- ------------------- -------------------


HUMBOLDT BANCORP AND SUBSIDIARIES
STATEMENT OF INCOME AND COMPREHENSIVE INCOME                          UNAUDITED           UNAUDITED
For The Six Months Ended June 30, 1999 and 1998                     June 30, 1999       June 30, 1998
(In Thousands of Dollars)
---------------------------------------------------------------- ------------------- -------------------
INTEREST INCOME
---------------------------------------------------------------- ------------------- -------------------
  Interest and Fees on Loans                                                9,266               9,064
---------------------------------------------------------------- ------------------- -------------------
  Interest on Deposits in Banks                                                62                  88
---------------------------------------------------------------- ------------------- -------------------
  Interest and Dividends on Securities                                      1,905               2,352
---------------------------------------------------------------- ------------------- -------------------
  Interest on Federal Funds Sold                                              273                 229
---------------------------------------------------------------- ------------------- -------------------
  Total Interest Income                                                    11,506              11,733
---------------------------------------------------------------- ------------------- -------------------
INTEREST EXPENSE
---------------------------------------------------------------- ------------------- -------------------
  Interest on Demand Deposits                                                  85                 101
---------------------------------------------------------------- ------------------- -------------------
  Interest on Other Savings Deposits                                          509                 689
---------------------------------------------------------------- ------------------- -------------------
  Interest on Time Deposits $100,000+                                       1,207               1,155
---------------------------------------------------------------- ------------------- -------------------
  Interest on all Other Time Deposits                                       1,634               1,889
---------------------------------------------------------------- ------------------- -------------------
  Interest on Other Borrowings                                                146                  73
---------------------------------------------------------------- ------------------- -------------------
  Total Interest Expense                                                    3,581               3,907
---------------------------------------------------------------- ------------------- -------------------
  Net Interest Income                                                       7,925               7,826
---------------------------------------------------------------- ------------------- -------------------
  Provision for Loan Losses                                                   506               1,024
---------------------------------------------------------------- ------------------- -------------------
NON INTEREST INCOME
---------------------------------------------------------------- ------------------- -------------------
  Service Charges on Deposit Accounts                                       1,163               1,040
---------------------------------------------------------------- ------------------- -------------------
  Other Fee Income                                                          6,208               3,577
---------------------------------------------------------------- ------------------- -------------------
  All Other Non-Interest Income                                             1,142                 593
---------------------------------------------------------------- ------------------- -------------------
  Total Non-Interest Income                                                 8,513               5,210
---------------------------------------------------------------- ------------------- -------------------
  Realized Gain/Loss on Securities                                            (18)                  0
---------------------------------------------------------------- ------------------- -------------------
NON INTEREST EXPENSE
---------------------------------------------------------------- ------------------- -------------------
  Salaries and Employee Benefits                                            5,570               4,387
---------------------------------------------------------------- ------------------- -------------------
  Premises and Fixed Asset Expense                                          1,285               1,303
---------------------------------------------------------------- ------------------- -------------------
  Other Non-Interest Expense                                                6,107               3,591
---------------------------------------------------------------- ------------------- -------------------
  Total Non-Interest Expense                                               12,962               9,281

---------------------------------------------------------------- ------------------- -------------------
INCOME BEFORE TAXES                                                         2,952               2,731
---------------------------------------------------------------- ------------------- -------------------
  Applicable Income Taxes                                                   1,025               1,055
  Bancorp Financial Services Income                                           167                  27
---------------------------------------------------------------- ------------------- -------------------
NET INCOME                                                                  2,094               1,703
---------------------------------------------------------------- ------------------- -------------------
COMPREHENSIVE INCOME.
CHANGE IN UNREALIZED HOLDING GAINS FOR PERIOD                                (373)               (429)
---------------------------------------------------------------- ------------------- -------------------
COMPREHENSIVE INCOME                                                        1,721               1,274
---------------------------------------------------------------- ------------------- -------------------
NET INCOME PER SHARE                                                        $0.46               $0.39
---------------------------------------------------------------- ------------------- -------------------
NET INCOME PER SHARE ASSUMING DILUTION                                      $0.42               $0.35
---------------------------------------------------------------- ------------------- -------------------


HUMBOLDT BANCORP STATEMENT OF CASH FLOWS                         CONSOLIDATED          CONSOLIDATED
For the Six Months Ended June 30, 1999 and 1998                    UNAUDITED             UNAUDITED
(In Thousands of Dollars)                                        June 30, 1999         June 30, 1998
------------------------------------------------------------ ------------------- -------------------
OPERATING ACTIVITIES
------------------------------------------------------------ --------------------- ---------------------
  Net Income - Adjustments to reconcile net income to
 net cash provided  by operating activities:                         2,094                 1,703
------------------------------------------------------------ --------------------- ---------------------
  Provision for Loan Loss                                              506                 1,024
------------------------------------------------------------ --------------------- ---------------------
  Depreciation                                                         696                   724
------------------------------------------------------------ --------------------- ---------------------
  Amortization and Other                                               675                   799
------------------------------------------------------------ --------------------- ---------------------
  (Gain)/Loss on Sale of Securities                                     18                     0
------------------------------------------------------------ --------------------- ---------------------
  Equity in Income of Associated Company                              (167)                  (90)
------------------------------------------------------------ --------------------- ---------------------
  Net Change in Other Assets                                          (631)                 (648)
------------------------------------------------------------ --------------------- ---------------------
  Net Change in Other Liabilities                                      580                   393
------------------------------------------------------------ --------------------- ---------------------
  Net Change in Loans Held for Sale                                  7,677                (2,228)
------------------------------------------------------------ --------------------- ---------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           11,448                 1,677
------------------------------------------------------------ --------------------- ---------------------
INVESTING ACTIVITIES
------------------------------------------------------------ --------------------- ---------------------
  Net Change in Interest-bearing Deposits in Banks                   3,000                     0
------------------------------------------------------------ --------------------- ---------------------
  Federal Funds Sold (Net)                                          (8,284)               (7,230)
-----------------------------------------------------------  --------------------- ---------------------
  Securities Held to Maturity
------------------------------------------------------------ --------------------- ---------------------
    Investment Purchases                                                 0                     0
------------------------------------------------------------ --------------------- ---------------------
    Proceeds from Maturities of Investments                              0                     0
------------------------------------------------------------ --------------------- ---------------------
    Proceeds from Sale of Investments                                    0                     0
------------------------------------------------------------ --------------------- ---------------------
  Securities Available For Sale
------------------------------------------------------------ --------------------- ---------------------
    Investment Purchases                                            (10,333)              (7,713)
------------------------------------------------------------ --------------------- ---------------------
    Proceeds From Maturities of Investments                          17,702               13,129
------------------------------------------------------------ --------------------- ---------------------
    Proceeds From Sale of Investments                                   739                  446
------------------------------------------------------------ --------------------- ---------------------
  Net Change in Loans                                               (19,862)             (14,182)
------------------------------------------------------------ --------------------- ---------------------
  Purchase of Premises and Equipment                                 (1,394)              (3,774)
------------------------------------------------------------ --------------------- ---------------------
  Premium Paid of Deposits Purchases                                      0                    0
------------------------------------------------------------ --------------------- ---------------------
  Investment in Associated Company                                   (1,242)                   0
------------------------------------------------------------ --------------------- ---------------------
NET CASH USED FOR INVESTING ACTIVITIES                              (19,674)             (19,324)
------------------------------------------------------------ --------------------- ---------------------
FINANCING ACTIVITIES
------------------------------------------------------------ --------------------- ---------------------
  Net Change in Deposits                                               6,641              13,929
------------------------------------------------------------ --------------------- ---------------------
  Proceeds from Borrowed Funds                                         1,300               1,700
------------------------------------------------------------ --------------------- ---------------------
  Payments of Borrowed Funds                                             (42)                (17)
------------------------------------------------------------ --------------------- ---------------------
  Stock Options Exercised                                                218                 275
------------------------------------------------------------ --------------------- ---------------------
  Fractional Shares Purchases                                             (3)                 (8)
------------------------------------------------------------ --------------------- ---------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              8,114              15,879
------------------------------------------------------------ --------------------- ---------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                 (112)             (1,768)
------------------------------------------------------------ --------------------- ---------------------
  Cash and Due From Banks at Beginning of Period                      28,626              21,442
------------------------------------------------------------ --------------------- ---------------------
CASH AND DUE FROM BANKS AT END OF PERIOD                              28,514              19,674
------------------------------------------------------------ --------------------- ---------------------
SUPPLEMENTAL DISCLOSURES
------------------------------------------------------------ --------------------- ---------------------
  Cash Paid During the Period For:  Interest                           3,616               3,903
------------------------------------------------------------ --------------------- ---------------------
                              Income Taxes                             1,835               1,705
------------------------------------------------------------ --------------------- ---------------------
NON-CASH TRANSACTIONS
------------------------------------------------------------ --------------------- ---------------------
Unrealized Holding (Gains)losses on Securities                         (373)                (429)
------------------------------------------------------------ --------------------- ---------------------
Deferred Income Taxes on Unrealized Holding Losses on
 Securities                                                             267                  306
------------------------------------------------------------ --------------------- ---------------------
Deposit Liabilities Assumed in Exchange for Assets Acquired
 in Connection with Purchase of Branches                                  0                    0
------------------------------------------------------------ --------------------- ---------------------
Stock Dividend                                                            0                4,723
------------------------------------------------------------ --------------------- ---------------------
Loans Transferred to REO                                                  0                  201
------------------------------------------------------------ --------------------- ---------------------