Form 10-Q
period 1999-09-30
HUMBOLDT BANCORP
filed 1999-11-15
CIK 1008554

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 1999


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

                         X Yes       No


Number of shares common stock outstanding at September 30, 1999 was:  4,721,361

PART I - FINANCIAL INFORMATION


ITEM 1 - Financial Statements

The information required by Rule 10-01 of Regulation S-X is attached hereto as Exhibit A.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

The business operation of the Company is conducted through its wholly owned subsidiaries, Humboldt Bank and Capitol Valley Bank, and a 50% interest with Tehema Bancorp in Bancorp Financial Services, a company making consumer automobile loans and commercial equipment leases of less than $100,000. The following discussion presented on a consolidated basis analyzes the financial condition and results of operations of the Company for the nine month period ended September 30, 1999.

Changes in Financial Condition

During the nine-month period ended September 30, 1999, deposits increased $91.8 million or 32.3% to $375.8 million compared with $284.0 million at December 31, 1998. The increase in deposits is mainly the result of the acquisition of the Burre Center and Ukiah branches of California Federal Bank in late August.
During the same period, total loans increased $24.2 million or 13.3% to $205.6 million compared with $181.4 million at December 31, 1998. The increase in loans is primarily the result of increases in the real estate loan portfolio, particularly family and multi-family residential loans, and commercial and agricultural loans and to a much lesser degree in construction and land development loans as well as commercial, industrial and agricultural loan, and other loan portfolios. The increase was partially offset by decreases in the state and political subdivision loan, the consumer loan, and the lease financing loan portfolios. Loans held for sale decreased $7.0 million or 90.6% to $0.7 million compared with $7.7 million at December 31, 1998. The increase in deposits is attributable to both internal growth ($20.9 million) and the retention of deposits acquired from two branches of California Federal Bank ($70.9 million). The increase in loans is attributable to internal growth and is not the result of acquisitions.

At September 30, 1999, deposits had increased $98.5 million or 35.5% from $277.3 million at September 30, 1998. Total loans had increased $22.7 million or 12.4% from $183.6 million at September 30, 1998. The increase in deposits is attributable to both internal growth ($27.6 million) and the retention of deposits acquired from two branches of California Federal Bank ($70.9 million). The increase in loans is attributable to internal growth and is not the result of acquisitions.

Investment securities increased $28.4 million or 36.5% to $106.2 million at September 30, 1999 compared with $77.8 million at December 31, 1998, and federal funds sold increased $53.9 million or 2,395.3% to $56.2 million compared with $2.3 million at December 31, 1998. The increase in investment securities was mainly the result of the increase in deposits partially offset by an increase in loan demand. The increase in federal funds sold was mainly the result of the California Federal Bank acquisition and a planned build-up of federal funds for year-end liquidity purposes.

At September 30, 1999, investments had increased $26.8 million or 33.7% from $79.4 million at September 30, 1998. The increase in investments is mainly attributable to the investment of funds received from the California Federal Loan acquisition.

During the nine month period ending September 30, 1999, past due and non-accrual loans decreased $0.6 million or 21.4% to $2.2 million (0.5% of total assets), compared with $2.8 million (0.9% of total assets) at December 31, 1998. The Company's allowance for loan losses at September 30, 1999, was 1.6% of loans and leases compared with 1.6% at December 31, 1998.

At September 30, 1999, past due and non-accrual loans had increased $0.4 million or 22.2% to $2.8 million from $1.8 million at September 30, 1998. The Company's allowance for loan losses at September 30, 1999, was 1.6% of total loans and leases, which compared with 1.5% at September 30, 1998.

Earnings Summary

Net income for the nine months ended September 30, 1999, increased $379,000 to $3,190,000 or $0.70 per share (diluted $0.64), compared with net income of $2,811,000 or $0.64 per share (diluted $0.58) in the same period a year ago. The increase can be attributed to increases in interest income of $55,000 or 0.3%, non-interest income of $5,073,000 or 59.6%. Bancorp financial services income of $203,000 or 209.3%, decreases in interest expense of $220,000 or 3.8%, provision for loan losses of $844,000 or 54.8%, and taxes of $183,000 or 10.6% and by increases in non-interest expense of $6,106,000 or 42.2% and an increase in realized loss on securities of $93,000 or 100.0%

Net income for the three months ended September 30, 1999, decreased $12,000 to $1,096,000 or $0.01 per share (diluted $0.01 per share), compared with net income of $1,108,000 or $0.25 per share (diluted $0.23 per share) in the same three month period a year ago. This decrease of $12,000 can be accounted for by increases in interest expense ($106,000 or 5.4%), and non-interest expense ($2,425,000 or 46.7%) off-set by increases in interest income ($282,000 or 4.7%), non-interest income ($1,770,000 or 53.6%), and Bancorp financial services income ($63,000 or 90.0%), and decreases in loan loss provision ($326,000 or 63.1%) and taxes ($153,000 or 23.0%) and increases in realized loss on securities ($75,000 or 100%).

Net Interest Income

Total interest income increased $55,000 or 0.3% for the nine months ended September 30, 1999, compared with the prior year. During the same period, interest expense decreased $220,000 or 3.8%. Net interest income for the nine months ended September 30, 1999, was $12.2 million and $11.9 million for the period ended September 30, 1998. Average loans and leases as a percentage of average earning assets was 66.7% during the nine months ended September 30, 1999, compared to 65.3% a year earlier. The average balance of other earning assets as a percentage of average earning assets was 33.3% during the nine months ended September 30, 1999, compared with 34.7% a year earlier.

Total interest income increased $282,000 or 4.7% for the three months ended September 30, 1999, and interest expense decreased $106,000 or 5.4% compared with the same three-month period in the prior year. Net interest income for the three months ended September 30, 1999, was $4.3 million and $4.1 million for the three months ended September 30, 1998. The increase in interest income is accounted for by increases in federal funds sold ($231,000), and interest and dividends on securities ($148,000) offset by small decreases in interest and fees on loans ($64,000) and interest on deposits in banks ($33,000). The increase in interest expense is attributable to increases in interest on savings deposits ($34,000), all other time deposits ($86,000) and interest on other borrowings ($32,000) offset by decreases in interest on demand deposits ($5,000) and interest on time deposits of $100,000 or more, ($41,000).

Provision for Loan Losses

The Company maintains its allowance for loan losses at a level considered appropriate by management to provide for known and inherent risks in the loan portfolio. This consideration includes an evaluation of various factors affecting the collectability of loans, including current and projected economic conditions, past credit experience and a periodic review of the Company's loan portfolio. The Company recorded a provision to the allowance for loan losses for the nine month period ended September 30, 1999, of $697,000 compared to $1,541,000 for the same period in 1998. Loans charged off during the nine-month period totaled $821,000 in 1999 and $1,280,000 in 1998. Recoveries in the same period were $308,000 in 1999 and $147,000 in 1998. The reduction in loans charged off in 1999 compared to 1998 is primarily due to a planned scaling back of the Company's credit card issuing operations.

The Company recorded a provision to the allowance for loan losses for the three month period ended September 30, 1999, of $191,000 compared with $517,000 in the same period in 1998. Loans charged off during the three-month period totaled $290,000 in 1999 and $414,000 in 1998. Recoveries in the same period were $50,000 in 1999 and $40,000 in 1998.

Non-Interest Income

Non-interest income consists of gain/loss on sale of loans and fixed assets, service charges on deposit accounts and other service charges, commissions and fees including Lease Department, Merchant BankCard Department and Issuing BankCard Department income. During the nine months ended September 30, 1999, income from these sources increased $5.1 million or 60.0% to $13.6 million, compared with $8.5 million in 1998. The increase was accounted for by increases in Merchant BankCard Department income ($5.0 million), service charges on deposits ($0.3 million), other income (0.4 million) and gain on sale of loans ($0.1 million), offset by decreases in Issuing BankCard Department income ($0.5 million), and Lease Department income ($0.2 million).

In the three months ended September 30, 1999, non-interest income was $5.1 million; an increase of $1.8 million or 54.5% compared with $3.3 million for the same period in 1998. The increase is attributable primarily to increases in Merchant Bankcard Department income ($1.9 million), service charges on deposits ($0.1 million), and other non-interest income ($0.2 million) and decreases in Issuing Bank Card Department income ($0.2 million) and FNMA servicing rights (0.2 million).

Non-Interest Expense

During the nine months ended September 30, 1999, non-interest expenses increased $6.1 million or 42.1% to $20.6 million, compared with $14.5 million for the same period in 1998. The increase is attributable to increased personnel expenses ($1.9 million), premises expense ($0.1million) and other non interest expenses ($4.1 million) which include increases in Merchant Bankcard Department expense ($3.5 million), outside consulting expense ($0.1 million), legal expense ($0.1 million), telephone expense ($0.2 million), and organizational expense ($0.2 million)

During the three months ended in September 30, 1999, non-interest expense was $7.6 million an increase of $2.4 million of 46.2%, compared with $5.2 million for the same period in 1998. The increase is attributable to increased personnel expenses ($0.7 million), premises expense ($0.1) and other non interest expenses ($1.6 million) which includes increases in Merchant Bankcard Department expense ($1.4 million), legal expense ($0.1 million), and telephone expense ($0.1 million).

Number of Employees

At September 30, 1999, the Company had 319 full-time equivalent employees, compared to 257 full-time equivalent employees at the same period a year earlier.

In the three months ended September 30, 1999, the number of full-time equivalent employees increased by 33 compared with 9 in the same three months period in 1998.

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

The Contingency Phase consists of a comprehensive plan to address remediation and business resumption functions that rely on mission critical systems. An updated version of the Contingency Plan, which contains an overview of the organization's contingency testing and training plans, was completed by June 30, 1999, and was submitted to the Board of Directors for review and approval on July 15, 1999. The Company began to test the contingency plan in September 1999 and anticipates that each branch and department will have completed contingency testing by October 29 1999. The Company believes that the Contingency Plan is a living document, which will be continuously updated as necessary throughout 1999.

The   Renovation   Phase   consists  of   renovating,   replacing  and  retiring
non-compliant systems, as well as evaluating Year 2000 code enhancements, hardware and software upgrades, system replacements and other associated changes. The Company anticipates that the Renovation Phase will continue throughout the remainder of 1999.

Costs

The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 project is approximately $500,000. A minimal amount, other than time of the committee members, has been expended on the Year 2000 project as of September 1999. The Company is also expensing and reserving $10,000 a month for possible loan losses caused by Year 2000 problems. This reserve will be approximately $225,000 at December 31, 1999.

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

The Company is required to maintain certain regulatory minimum capital ratios. The following table outlines these ratios at September 30, 1999.


                           REQUIRED         COMPANY'S
                           MINIMUM           ACTUAL

TIER 1                       6.00             11.11

TOTAL CAPITAL               10.00             12.33

LEVERAGE                     5.00              8.17

Future growth and earnings retention, as currently anticipated by management, is expected to provide for the maintenance of capital ratios in conformity with the requirements.

Income Taxes

The provision for income taxes was $1,537,000 for the nine months ended September 30, 1999, compared to $1,720,000 in the same period a year earlier. The provision is classified as current tax liability for interim reporting purposes. The tax rate was 34.7% for the nine months ended September 30, 1999, compared to 38.8% for the same period in 1998.

Liquidity

The Company manages its liquidity to ensure that sufficient funds are available to meet loan commitments and deposit fluctuations. Primary sources of liquidity include cash and due from bank deposits, unpledged short-term U.S. Government securities and federal funds sold. The Company's primary liquidity ratio, which is the ratio of liquid assets to total deposits, was 38.2% at September 30, 25.0% at June 30, and 28.7% at March 31, 1999 respectively and 30.6% at September 30, 1998.

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

Interest Rate Risk. The table below shows the potential change in NIM (before taxes) if rates change as of September 30, 1999. These estimates are based on the existing repricing schedule (see repricing table) as well as consideration of convexity when rates change (e.g., mortgage-backed securities cash flow changes). The Company's NIM increases if rates rise, and declines if rates fall. The cause of this slight exposure to declining rates is due to the Company's concentration of short-term and rate sensitive loans as of September 30, 1999.

Economic Risk. The Company also measures the potential change in the net present value of the Company's net existing assets and liabilities if rates change (the "economic value of equity" or "EVE"). The table below also shows the EVE. The EVE is determined by valuing the Company assets and liabilities as of September 30, 1999, using a present value cash flow calculation as if the Company is liquidated. The EVE declines when rates increase because there are more fixed rate assets than liabilities. However, the Company's NIM earnings would also increase as rates increased (from the interest rate risk) and this benefit would
offset   the   decline   in   EVE.


                                                  % Change in NIM
                                 Change in NIM     to Shareholder
               Change in         (In thousands         Equity
            Interest Rates           pre-tax)         (pre-tax)       % of EVE
            --------------       -------------    ----------------    --------
                  +2%               $1,195             4.5%             (13%)

                  +1%                $ 583             2.2%             ( 7%)

                  -1%               ($ 584)           (2.2%)              7%

                  -2%              ($1,201)           (4.5%)             13%

The following table sets forth the repricing opportunities for the assets and liabilities of the Company at September 30, 1999. Assets and Liabilities are classified by the earliest possible repricing date or maturity, whichever comes first.


                                                           REPRICING IN
                                ---------------------------------------------------------------------

                                              Three        One                 Five Years
                                Less Than    Through     Through      Three      Through      Over          Non-
                                  Three       Twelve      Three      Through     Fifteen     Fifteen      Interest
                                  Months      Months      Years    Five Years     Years       Years        Bearing      Total
                                  ------      ------      -----    ----------     -----      -------      --------      -----

ASSETS:

Net Loans                       $  81,522   $  15,642   $  27,358   $  42,292   $  25,211   $   14,312                $ 206,337

Investment Securities               1,630      14,287      51,513      13,083      20,065        4,645                  105,223

Federal Funds Sold                 56,145                                                                                56,145

FHLB Stock                                                                                               $      987         987

Interest-bearing deposits
  with banks                           20                                                                                    20

Non-interest earning assets                                                                                  50,455      50,455
                                -----------------------------------------------------------------------------------------------
TOTAL ASSETS                    $ 139,317   $  29,929   $  78,871   $  55,375   $  45,276   $   18,957   $   51,442   $ 419,167
                                ===============================================================================================
LIABILITIES:

Non-interest-bearing deposits                                                                            $  118,267   $ 118,267

Interest-bearing deposits       $ 149,547   $  81,392   $  24,803   $   1,806                                           257,548

Borrowings                             22          69       1,502        3,045                                            4,638

Other liabilities                                                                                             5,898       5,898

Stockholders' equity                                                                                         32,816      32,816
                                -----------------------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity          $ 149,569   $  81,461   $  26,305   $   4,851           0            0   $  156,981   $ 419,167
                                ===============================================================================================

Interest rate sensitivity gap   $ -10,252   $ -51,532  $   52,566   $  50,524   $  45,276   $   18,957

Cumulative interest rate
  sensitivity gap               $ -10,252   $ -61,784  $   -9,218   $  41,306   $  86,582   $  105,539



ITEM 3 -       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISKS

See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Asset/Liability Management.

                           PART II - OTHER INFORMATION

ITEM 1 -       Legal Proceedings

On December 7, 1998, the case of Freeman, et al. V. Citibank (South Dakota) NA, et al., Civil Action No. CV-98-RRA-3029-S, was filed in the United States District Court, Northern District of Alabama, Northern Division. This case is a purported class action brought on behalf of Mr. Freeman and others similarly situated (VISA credit cardholders issued by Citibank (South Dakota), hereinafter "Citibank"), against Citibank and VISA International (hereinafter "VISA") to (a) enjoin the collection of debts charged to Citibank Visa cards for gambling at Internet casino web-sites; (b) have Internet casino gambling declared unlawful; and (c) recover all payments including principal, interest and penalties, received by Citibank and Visa related to such debts. Mr. Freeman is alleging that Citibank and Visa were facilitating, participating in and profiting from gambling by allowing Mr. Freeman to use his Citibank Visa card to purchase "e-cash" at a web-site owned and operated by a provider of such "virtual" commodity (hereinafter the "Merchant Provider"), which he accessed from an online casino operation. Mr. Freeman proceeded to play the game of blackjack with his e-cash and lost $30. The action alleges violation of the federal Wire Act and the federal Racketeering Influenced and Corrupt Organizations Act
("RICO"). Mr. Freeman is seeking treble damages pursuant to RICO, punitive damages and attorney's fees, in addition to compensatory damages and declaratory relief. Citibank has pending a motion to compel arbitration in the case: the plaintiff has moved to consolidate this action with others, which have been filed against Visa across the country. Neither motion has been heard by the court to date.

Humboldt Bank is not a defendant in the Freeman case. However, Humboldt Bank provides merchant processing for the Merchant Provider used by Mr. Freeman and on April 21, 1999, Citibank sent a letter to Humboldt Bank seeking indemnity for the Freeman action pursuant to VISA regulations. Humboldt Bank and Citibank have had preliminary discussions regarding this matter, but Humboldt Bank at this time has neither acknowledged nor disputed the applicability of the Visa regulation cited by Citibank. The Freeman action is in its preliminary stages and the outcome at this time cannot be determined. A similar lawsuit in a United States District Court in Wisconsin (not involving Humboldt Bank insofar as is known) was recently dismissed; however, that decision is not binding on the Freeman Court. Until the Freeman action is ultimately determined, any potential action against Humboldt Bank by Citibank would be premature. In the event it is ultimately determined that Humboldt Bank is obligated to indemnify Citibank, Humboldt Bank intends to seek indemnity against both the Merchant Provider and the company which through its independent marketing efforts presented the Merchant Provider's application for merchant services to Humboldt Bank.

We are also involved in other litigation; the outcome of which, we believe will not have a material effect on our operations or financial condition.

ITEM 2 -       Changes in Securities - NONE


ITEM 3 -       Defaults Upon Senior Securities - NONE


ITEM 4 -       Submission of Matters to a Vote of Security Holders- NONE


ITEM 5 - Other Information -

     (a) On April 7, 1999, Humboldt Bank entered into a purchase agreement to acquire two branch offices located at 959 Myrtle Avenue, Eureka, CA 95501 and 607 South State Street, Ukiah, CA 95482 from California

          Federal Savings Bank. On August 29, 1999, under the terms of the purchase agreement, Humboldt Bank acquired all of the assets relating to California Federal's Eureka and Ukiah branch offices including cash, loans, real property, contracts and intangible assets and assumed deposits and other liabilities relating to the branches. The purchase price for the two branches was equal to approximately 3.25% of the aggregate deposits acquired by Humboldt Bank. Total loans and deposits to acquired by Humboldt Bank were approximately $55,700 and $72.2 million, respectively.

     (b) The Company and Global Bancorp and its subsidiary Capitol Thrift & Loan have entered into an Agreement And Plan of Reorganization and Merger, as amended and restated. Global Bancorp is a California bank holding company headquartered in Napa, California. Global Bancorp has one subsidiary consisting of Capitol Thrift & Loan, a California licensed industrial loan company. Under the terms of the agreement, the Company will be the surviving corporation of the merger and Capitol Thrift & Loan will become a wholly-owned subsidiary of the Company. As a part of the agreement, immediately prior to the merger, Humboldt Bank will purchase a branch office of Capitol Thrift & Loan, located in San Jose, California, which at the time of the acquisition will have an estimated $63 million in assets and $63 million in liabilities.

          The total consideration to be paid for the merger will be approximately $16,500,000, of which approximately $11,000,000 will be paid in cash and the balance of approximately $5,500,000 will be paid in the form of a Company promissory note. The promissory note amount is subject to adjustment and is payable in full on January 30, 2002, subject to acceleration under certain conditions.

          The merger is subject to certain conditions including approval by the shareholders of Global Bancorp and regulatory approval.

     (c) In September 1999, the Company acquired all the outstanding shares of Silverado Merger Corporation, previously Silverado Bank, a bank in organization which had yet to raise the necessary capital to open as a commercial banking institution, for 45,002 shares of the Company's common stock and warrants to purchase up to 90,000 shares of common stock of the Company at $12.00 per share. Under terms of the acquisition, the former Silverado Merger Corporation shareholders will assist Capitol Valley Bank in achieving certain business objectives. In the event Capitol Valley Bank fails to achieve certain business objectives such as developing new business accounts or assumes undisclosed liabilities, (a) the Company has the right to repurchase the 45,002 shares of common stock for $1.00 each, and (b) the warrants to purchase up to 90,000 shares of common stock for $12.00 per share cannot be exercised. As part of the acquisition, Capitol Valley Bank hired Silverado Merger Corporation's president, and entered into non-competition agreements with the shareholders of Silverado Merger Corporation prohibiting them from participating in any financial institution within 30 miles of Capitol Valley Bank until December 31, 2002. In addition, Capitol Valley Bank's board was expanded to include three to five new directors consisting of some of the prior directors of Silverado Merger Corporation. Finally, as part of the agreement, some shareholders and supporters of Silverado Merger Corporation purchased approximately $1.6 million of Humboldt Bancorp's restricted common stock at $12.00 per share pursuant to a private placement.

ITEM 6 -       Exhibits and Reports on Form 8-K

        (a)    Exhibits

               27.1   Financial Data Schedule

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   November 5, 1999       HUMBOLDT BANCORP

                               /s/ Alan J. Smyth
                               ------------------------------------------------
                               Alan J. Smyth
                               Senior Vice President and Chief Financial Officer

                               /s/ Theodore S. Mason
                               ------------------------------------------------
                               Theodore S. Mason
                               President and Chief Executive Officer

                        Humboldt Bancorp and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Humboldt Bancorp and Subsidiaries at September 30, 1999, and results of operations for the nine months then ended.

Certain information and footnote disclosures presented in the Company's annual financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of the operating results through December 31, 1999.

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

Note 4 - Commitments

The Company has outstanding performance letters of credit of $4.6 million at September 30, 1999, compared to $7.0 million at September 30, 1998.

Note 5 - Net Income Per Common Share

Net income per share is calculated by using the weighted average common shares outstanding. The weighted average number of common shares used in computing the net income per common share for the period ending September 30, 1999, was 4,537,595 and for the period ending September 30, 1998, was 4,421,492.

Net income per share (diluted) is calculated by using the weighted average common shares (diluted) outstanding. The weighted average number of common shares (diluted) used in computing the net income per common share (diluted) for the period ending September 30, 1999, was 4,976,807 and for the period ending September 30, 1998, was 4,884,343.




HUMBOLDT BANCORP AND SUBSIDIARIES                                        CONSOLIDATED       CONSOLIDATED
CONSOLIDATED BALANCE SHEETS                                                UNAUDITED           AUDITED
(IN THOUSANDS OF DOLLARS)                                                  09-30-99           12-31-98
                                                                         ------------       ------------
ASSETS:

Cash and Due From Banks                                                  $   25,401        $   28,626
Interest Bearing Deposits in Banks                                               20             3,020
Federal Funds Sold                                                           56,145             2,250
Investment Securities (At fair value of $106,210
  and $77,802 respectively)                                                 106,210            77,802
Loans Held For Sale                                                             719             7,677

LOANS
  Real Estate-Construction and Land Development                              22,997            20,667
  Real Estate-Commercial and Agriculture                                     91,842            80,197
  Real Estate-Family and Multifamily Residential                             41,799            27,549
  Commercial, Industrial and Agriculture                                     35,523            33,981
  Lease Financing                                                             7,518             9,867
  Consumer Loans                                                              5,493             7,782
  State and Political Subdivisions                                              641             1,512
  Other                                                                         660               585

                                                                            206,473           182,140

  Less:  Deferred Loan Fees                                                    (855)             (724)
    TOTAL LOANS                                                             205,618           181,416
  Less:  Allowance for Credit Losses                                         (3,239)           (3,055)
    NET LOANS                                                               202,379           178,361
  Premises and Equipment (net)                                                9,421             7,950
  OREO                                                                            0               175
  Investment in Associated Companies                                          2,581             2,281
  Intangible Assets                                                           3,960             1,760
  Other Assets                                                               12,331            10,073
                                                                         ----------        ----------
    TOTAL ASSETS                                                         $  419,167        $  319,975
                                                                         ==========        ==========
LIABILITIES

  Deposits:
  Demand                                                                    118,267            96,884
  Demand-Interest Bearing                                                    58,822            50,090
  Time - $1000,000 and over                                                  57,663            46,355
  Other Time                                                                107,807            69,478
  Savings                                                                    33,256            21,160

                                                                            375,815           283,967

  Borrowed Funds                                                              4,638             3,402

  Other Liabilities                                                           5,898             4,758

                                                                            386,351           292,127

SHAREHOLDERS' EQUITY

Preferred  stock,  no par value;  1,000,000  shares  authorized, none issued
Common  stock,  no  par  value;  50,000,000  shares  authorized,
   4,721,361  shares  in 1999 and  1,778,887  in 1998,  issued  and
   outstanding                                                               27,768            25,580
Retained Earnings                                                             4,670             1,485
Additional Paid in Capital                                                      298               297
Unrealized Gain/Loss                                                             80               486
                                                                         ----------        ----------
    TOTAL SHAREHOLDERS' EQUITY                                               32,816            27,848
                                                                         ----------        ----------
    TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                            $  419,167        $  319,975
                                                                         ==========        ==========




HUMBOLDT BANCORP AND SUBSIDIARIES
STATEMENT OF INCOME AND COMPREHENSIVE INCOME                                UNAUDITED         UNAUDITED
For The Three Months Ended September 30, 1999 and 1998                    September 30,     September 30,
(In Thousands of Dollars)                                                     1999               1998
                                                                          -------------     -------------
INTEREST INCOME
  Interest and Fees on Loans                                             $    4,870        $    4,934
  Interest on Deposits in Banks                                                  11                44
  Interest and Dividends on Securities                                        1,034               886
  Interest on Federal Funds Sold                                                423               192
                                                                         ----------        ----------
  Total Interest Income                                                       6,338             6,056

INTEREST EXPENSE
  Interest on Demand Deposits                                                    50                55
  Interest on Other Savings Deposits                                            312               278
  Interest on Time Deposits $100,000+                                           598               639
  Interest on all Other Time Deposits                                         1,015               929
  Interest on Other Borrowings                                                   79                47
                                                                         ----------        ----------
  Total Interest Expense                                                      2,054             1,948
                                                                         ----------        ----------
  Net Interest Income                                                         4,284             4,108

  Provision for Loan Losses                                                     191               517

NON INTEREST INCOME
  Service Charges on Deposit Accounts                                           642               503
  Other Fee Income                                                            3,843             2,178
  All Other Non-Interest Income                                                 587               621
                                                                         ----------        ----------
  Total Non-Interest Income                                                   5,072             3,302

  Realized Gain/Loss on Securities                                              (75)                0

NON INTEREST EXPENSE
  Salaries and Employee Benefits                                              3,089             2,376
  Premises and Fixed Asset Expense                                              807               659
  Other Non-Interest Expense                                                  3,719             2,155
                                                                         ----------        ----------
  Total Non-Interest Expense                                                  7,615             5,190
                                                                         ----------        ----------
INCOME BEFORE TAXES                                                           1,475             1,703
  Applicable Income Taxes                                                       512               665
  Bancorp Financial Services Income                                             133                70
                                                                         ----------        ----------
NET INCOME                                                                    1,096             1,108
COMPREHENSIVE INCOME.
CHANGE IN UNREALIZED HOLDING GAINS FOR PERIOD                                   (33)              347
                                                                         ----------        ----------
COMPREHENSIVE INCOME                                                          1,063             1,455
                                                                         ==========        ==========
NET INCOME PER SHARE                                                          $0.24             $0.25
                                                                         ==========        ==========
NET INCOME PER SHARE ASSUMING DILUTION                                        $0.22             $0.23
                                                                         ==========        ==========




HUMBOLDT BANCORP AND SUBSIDIARIES
STATEMENT OF INCOME AND COMPREHENSIVE INCOME                              UNAUDITED          UNAUDITED
For The Nine Months Ended September 30, 1999 and 1998                   September 30,      September 30,
(In Thousands of Dollars)                                                    1999               1998
                                                                        ------------       -------------
INTEREST INCOME
  Interest and Fees on Loans                                             $   14,136        $   13,998
  Interest on Deposits in Banks                                                  73               132
  Interest and Dividends on Securities                                        2,939             3,238
  Interest on Federal Funds Sold                                                696               421
                                                                         ----------        ----------
Total Interest Income                                                        17,844            17,789

INTEREST EXPENSE
  Interest on Demand Deposits                                                   135               156
  Interest on Other Savings Deposits                                            821               967
  Interest on Time Deposits $100,000+                                         1,805             1,794
  Interest on all Other Time Deposits                                         2,649             2,818
  Interest on Other Borrowings                                                  225               120
                                                                         ----------        ----------
  Total Interest Expense                                                      5,635             5,855
                                                                         ----------        ----------
  Net Interest Income                                                        12,209            11,934

  Provision for Loan Losses                                                     697             1,541

NON INTEREST INCOME
  Service Charges on Deposit Accounts                                         1,805             1,543
  Other Fee Income                                                           10,051             5,755
  All Other Non-Interest Income                                               1,729             1,214
                                                                         ----------        ----------
  Total Non-Interest Income                                                  13,585             8,512

  Realized Gain/Loss on Securities                                              (93)                0

NON INTEREST EXPENSE
  Salaries and Employee Benefits                                              8,659             6,763
  Premises and Fixed Asset Expense                                            2,092             1,962
  Other Non-Interest Expense                                                  9,826             5,746
                                                                         ----------        ----------
  Total Non-Interest Expense                                                 20,577            14,471
                                                                         ----------        ----------

INCOME BEFORE TAXES                                                           4,427             4,434
  Applicable Income Taxes                                                     1,537             1,720
  Bancorp Financial Services Income                                             300                97
                                                                         ----------        ----------
NET INCOME                                                                    3,190             2,811
COMPREHENSIVE INCOME.
CHANGE IN UNREALIZED HOLDING GAINS FOR PERIOD                                  (406)              (82)
                                                                         ----------        ----------
COMPREHENSIVE INCOME                                                          2,784             2,729
                                                                         ==========        ==========
NET INCOME PER SHARE                                                          $0.70             $0.64
                                                                         ==========        ==========
NET INCOME PER SHARE ASSUMING DILUTION                                        $0.64             $0.58
                                                                         ==========        ==========




HUMBOLDT BANCORP STATEMENT OF CASH FLOWS                              CONSOLIDATED             CONSOLIDATED
For the Nine Months Ended September 30, 1999 and 1998                   UNAUDITED                UNAUDITED
(In Thousands of Dollars)                                          September 30, 1999       September 30, 1998
                                                                   ------------------       ------------------
OPERATING ACTIVITIES

Net Income -  Adjustments  to reconcile net income to net
   cash provided by operating activities:                                 3,190                    2,811

Provision for Loan Loss                                                     697                    1,541

Depreciation                                                              1,115                    1,131

Amortization and Other                                                      977                    1,182

(Gain)/Loss on Sale of Securities                                            93                        0

Equity in Income of Associated Company                                     (300)                    (160)

Net Change in Other Assets                                                 (728)                    (906)

Net Change in Other Liabilities                                           1,142                    2,079

Net Change in Loans Held for Sale                                         6,958                   (3,190)
                                                                      ---------               ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                13,144                    4,488

INVESTING ACTIVITIES

  Net Change in Interest-bearing Deposits in Bank                         3,000                        0

  Federal Funds Sold (Net)                                              (53,895)                  (5,860)

  Securities Available-for-sale

    Investment Purchases                                                (57,939)                 (21,501)

    Proceeds From Maturities of Investments                              23,920                   20,522

    Proceeds From Sale of Investments                                     4,000                      446

  Net Change in Loans                                                   (24,715)                 (21,860)

  Purchases of Premises and Equipment                                    (2,586)                  (3,943)

  Proceeds from disposal of Premises and Equipment                            0                      181

  Premium paid on deposits purchased                                     (2,355)                       0

  Proceeds from Sale of Foreclosed Real Estate                              175                      148

  Investment in Associated Company                                       (1,242)                     (92)
                                                                      ---------               ----------
   NET CASH USED FOR INVESTING ACTIVITIES                              (111,637)                 (31,959)

FINANCING ACTIVITIES

  Net change in deposits                                                 91,848                   22,099

  Net change in borrowings                                                1,300                    1,700

  Payments of Borrowed Funds                                                (64)                     (38)

  Sale of Stock                                                           1,844                        0

  Stock options exercised                                                   343                      297

  Fractional shares purchased                                                (3)                      (8)
                                                                      ---------               ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                95,268                   24,050
                                                                      ---------               ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                  (3,225)                  (3,421)

  Cash and Due From Banks at Beginning of Period                         28,626                   21,442
                                                                      ---------               ----------
CASH AND DUE FROM BANKS AT END OF PERIOD                                 25,401                   18,021
                                                                      =========               ==========
SUPPLEMENTAL DISCLOSURES

  Cash Paid During the Period For:  Interest                              5,435                    5,937
                                    Income Taxes                          1,835                    1,905

NON-CASH TRANSACTIONS

Unrealized Holding (Gains)losses on Securities                             (406)                    (141)

Deferred  Income Taxes on  Unrealized  Holding  Losses on
   Securities                                                               290                       59

Deposit   Liabilities  Assumed  in  Exchange  for  Assets
Acquired in Connection with Purchase of Branches                         72,105                        0

Stock Dividend                                                                0                    4,723

Loans Transferred to REO                                                      0                      175
