Form 10-K
period 1999-12-31
HUMBOLDT BANCORP
filed 2000-03-30
CIK 1008554

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended: December 31, 1999

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

                                    X Yes          ___ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation 5(b), and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K. [ ]

Issuer's revenues for the most recent fiscal year were:   $44,998,000

Aggregate Market Value of the voting stock held by non-affiliates of the registrant as of December 31, 1999: $53,916,652

Number of shares of common stock outstanding at December 31, 1999, as adjusted:
5,203,972

Documents incorporated by reference:None

                    This report includes a total of 74 pages
                            Exhibit Index on page 72

                                     PART 1

ITEM 1 - DESCRIPTION OF BUSINESS

Introduction

        Humboldt Bancorp is a multi-bank holding company with two bank subsidiaries, Humboldt Bank and Capitol Valley Bank. In addition, Humboldt Bancorp owns a 50% interest in Bancorp Financial Services, a leasing corporation. Reference to Humboldt Bancorp in this section constitutes reference to Humboldt Bank, and Capitol Valley Bank. Reference to Humboldt Bank is a reference to just Humboldt Bank and reference to Capitol Valley Bank is a reference to just Capitol Valley Bank.

        Humboldt Bancorp was incorporated under the laws of the state of California on January 23, 1995. Humboldt Bancorp initially was organized for the purpose of becoming the holding company for Humboldt Bank. On January 2, 1996, the plan of reorganization was effected and shares of Humboldt Bancorp common stock were issued to the shareholders of Humboldt Bank in exchange for their Humboldt Bank common stock. Humboldt Bank was incorporated as a California state-licensed bank on March 13, 1989, and began its operations in the Eureka/Humboldt area of California on September 13, 1989. Capitol Valley Bank was incorporated as a California state-licensed bank on December 17, 1998, and began its operations in Roseville, California on March 3, 1999.

        In addition to its main branch located in Eureka, California, Humboldt Bank has nine branches located in Humboldt, Trinity and Mendocino counties. Capitol Valley Bank has one main branch office located in Roseville, California, 20 miles from downtown Sacramento. Bancorp Financial Services, a California corporation, is jointly owned by Humboldt Bancorp and Tehama Bancorp and makes automobile loans to consumers and commercial equipment leases of less than $100,000 to small businesses. Bancorp Financial Services markets its automobile products principally in California but its equipment lease products nationally.

        As of December 31, 1999 and 1998, Humboldt Bancorp had total assets of $423.6 million and $320.0 million, total deposits of $378.6 million and $284.0 million, and shareholders' equity of $34.1 million and $27.8 million. Humboldt Bancorp's net income for the years ended December 31, 1999, 1998 and 1997, was $4.6 million, $4.0 million and $3.3 million respectively. 1999 was Humboldt Bancorp's ninth consecutive year of increasingly higher net income. For the years ended December 31, 1999, 1998 and 1997, Humboldt Bancorp's return on average assets was 1.27%, 1.32% and 1.30% respectively and return on average equity was 15.10%, 16.02% and 14.50% respectively. Since the year ended December 31, 1995, Humboldt Bancorp has increased annual earnings by an average of 20.3% per year and increased return on average assets from 1.22% in 1995 to 1.27% in 1999. During the same period, Humboldt Bancorp has achieved a return on average equity greater than 14.5% in each year while maintaining high asset quality.

        From its origins as a one-branch bank in Eureka, California, Humboldt Bancorp has grown primarily through acquiring branches, opening new branches, creating Capitol Valley Bank, and expansion of new business lines. Humboldt Bank opened its first office in 1989 in Eureka, California, and opened its next branch in 1991 in Fortuna, California. Humboldt Bank then acquired five of its branches from U.S. Bank: Arcata and McKinleyville in 1993, and Loleta, Weaverville and Willow Creek in 1995. In 1997, Humboldt Bancorp acquired its Garberville branch from First Nationwide Bank. On August 27, 1999, Humboldt Bank completed the acquisition of two branches of CalFed located in Eureka and Ukiah.

Management believes the branch acquisitions have strengthened Humboldt Bank's market position by increasing our presence in our primary region of Humboldt and Trinity counties. Humboldt Bancorp plans to open a new branch in Eureka in the second quarter of 2000.

        In order to strengthen its market position in Capitol Valley Bank's market area of Roseville, California, in September 1999, Humboldt Bancorp acquired the stock and services of the key executives of Silverado Merger Corporation, which was Silverado Bank, a bank in organization in Roseville, California. Silverado was in the process of raising the necessary capital to open as a commercial banking institution. In addition, on June 22, 1999, Humboldt Bancorp entered into a merger agreement to acquire Global Bancorp, and its wholly-owned operating subsidiary Capitol Thrift and Loan, a California industrial loan corporation. Capitol Thrift has 10 branches located through California and focuses primarily on consumer mortgage and commercial real estate lending. The acquisition of Global Bancorp is subject to several conditions, including approval of the merger by the shareholders of Global Bancorp, regulatory approval, and sale of common stock through a public offering. If the acquisition of Global Bancorp is consummated, Capitol Thrift and Loan will become a subsidiary of Humboldt Bancorp. Reference in this document will primarily refer to Capitol Thrift because it is the operating entity.

        Management of Humboldt Bancorp has historically searched for and developed non-traditional business lines for the company. An example of this is Humboldt's Bancorp's 50% joint venture, Bancorp Financial Services, formed in 1996. In addition to making automobile loans and commercial equipment leases, Bancorp Financial Services acquires leases and contracts, which are then packaged as asset-backed securities for placement in the public securities market. Another example is Humboldt Bank's merchant bankcard services business line. These services involve collecting funds for, and crediting the accounts of, merchants for sales of merchandise and services to credit card customers. This department, including ATM activities, has grown significantly since 1993, and now is staffed by 93 employees and had total revenues of $14.5 million for the year ended December 31, 1999.

Risk Factors

No assurance that we will acquire Global Bancorp

        We have entered into a merger agreement to acquire Capitol Thrift, which is subject to a number of conditions, including state and federal regulatory approval. While we intend to complete the acquisition of Capitol Thrift, no assurance can be given that it will be consummated.

We will need to integrate and operate the business of Capitol Thrift & Loan

        While we have experience in managing growth through branch acquisitions, Capitol Thrift represents our first major banking venture into areas of California other than Humboldt, Trinity, Mendocino and Placer Counties. Capitol Thrift also represents our first venture into acquiring a California industrial thrift and loan institution. Unlike Humboldt Bank and Capitol Valley Bank, Capitol Thrift almost exclusively relies on net income generated from loan interest income. We may experience:

        o problems  integrating  Capitol  Thrift as our separate  subsidiary;
        o unexpected employee departures;
        o computer hardware or software problems and  coordination;  or
        o the  failure to maintain  and improve  customer service.

Capitol Thrift is under an agreement with the FDIC and California Department of Financial Institutions

        Capitol Thrift is subject to an agreement with the FDIC and California Department of Financial Institutions dated August 23, 1998. The agreement requires that Capitol Thrift:

        o develop a plan for the reduction of all classified  assets;
        o develop specific strategies for the reduction of other real estate owned;
        o develop a plan to increase its Tier 1 capital.

        Although we believe that we have the business experience to address these issues, no assurance can be given that either the FDIC or California Department of Financial Institutions will not impose additional restrictions on Capitol Thrift's operations.

Adverse   performance  of  Capitol   Thrift's  loan  portfolio  and  our  future
performance

        Making loans is the principal business of Capitol Thrift. Its operations and performance rely almost solely on generating loan interest income rather than other income and fees. Also, Capitol Thrift's existing loan portfolios differ to some extent in the types of borrowers, industries and credits represented by Humboldt Bank's and Capitol Valley Bank's loan portfolios.

        Our performance and prospects after the merger will be largely dependent on the performance of our combined loan portfolios with Capitol Thrift, and ultimately on the financial condition of their respective borrowers and other customers. Our failure to effectively manage the combined loan portfolio could have a material adverse effect on our business, financial condition and results of operations after the merger. Any decrease in loan customers could adversely effect our shareholders' return on equity and cause us to lose some of the anticipated benefit of the Capitol Thrift acquisition. For information about our loan portfolio, see "Humboldt Bancorp Management's Discussion and Analysis of Financial Condition and Results of Operation -- Loans."

Dependence on non-traditional banking income for growth

        Because of limited growth in the Humboldt-Eureka area, a substantial portion of our revenue is derived from non-traditional banking focused on fees on accounts, for services, leasing activity, and merchant bankcard processing. Although we intend to diversify our growth in other geographical areas through the acquisition of Capitol Thrift and operations of Capitol Valley Bank, increased competition within the banking industry could reduce fees on deposits and for services. With respect to merchant bankcard processing, we have focused our marketing to first-time merchants and small to medium-sized merchants in the retail, telephone, mail order and Internet commerce industries. Because these merchants are located outside our geographic location, they require more effort to monitor in the event the merchants experience a problem.
See "Description of Business - Merchant Bankcard."

Recent changes made by VISA will adversely affect our merchant bankcard operations

     During November 1999, VISA adopted several rules in order to reduce risks in high-risk merchant bankcard programs. Although Humboldt Bank does not believe that it operates a high-risk merchant bankcard program, these new rules will adversely affect our operations. We are seeking a waiver from VISA. No assurance can be given that the waiver will be granted.

Our Stock Option Plan contains an antidilution provision

     Our stock option plan for directors, officers and employees contains a provision which grants additional options to the option holder in the event we issue additional shares, such as in the proposed stock offering. The additional options that may be granted will have an exercise price equal to the fair market value at the time of grant. As a result of this provision, option holders will have the right to maintain their ownership interest in us. Further, because of these options, this may have the effect of impairing the price of our common stock or our ability to raise additional capital at a higher price due to the potential dilutive effect to new investors.

Our acquisitions and growth may strain our personnel and systems

     We have grown substantially through branch acquisition activity, new bank and branch openings, the introduction of new product lines, and sustained increases in loans and deposits. Rapid growth has at times put high demands on our management and personnel, and has required increased expenditures for new employees, enhanced training, office space, and technology upgrades.

We face strong competition

     In recent years, competition for bank customers, the source of deposits and loans, has greatly intensified. This competition includes

     o large national and super-regional banks which have well-established branches and significant market share in many of the communities we serve;
     o finance companies, investment banking and brokerage firms, and insurance companies that offer bank-like products;
     o credit unions, which can offer highly competitive rates on loans and deposits because they receive tax advantages not available to commercial banks;
     o government-assisted farm credit programs that offer competitive agricultural loans;
     o other community banks, including start-up banks, which can compete with us for customers who desire a high degree of personal service;
     o technology-based financial institutions including large national and super-regional banks offering on-line deposit, bill payment, and mortgage loan application services; and
     o other financial institutions offering merchant bankcard processing services.

     Other existing single or multi-branch community banks, or new community bank start-ups, have marketing strategies similar to ours. These other community banks can open new branches in the communities we serve and compete directly for customers who want the high level of service community banks offer. Other community banks also compete for the same management personnel and the same potential acquisition and merger candidates in Northern California.

        Historically, insurance companies, brokerage firms, credit unions, and other non-bank competitors have less regulation than banks and can be more flexible in the products and services they offer. Under the recently enacted Financial Services Act of 1999, most separations between banks, brokerage firms, and insurance companies are eliminated, which is likely to increase competition.

Deterioration of local economic conditions could hurt our profitability

        Our operations are primarily located in Northern California and are concentrated in Eureka and surrounding areas, and, to a lesser extent, Roseville, California. As a result of this geographic concentration, our financial results depend largely upon economic conditions in these areas. Adverse local economic conditions in Northern California, and in particular, Eureka, may have a material adverse effect on our financial condition and results of operations.

Government regulation and legislation could hurt our business and prospects

        We  have  extensive  state  and  federal  regulation,   supervision  and
legislation that govern almost all aspects of our respective operations including:

        o the capital we must maintain;
        o the kinds of activities we can engage in;
        o the kinds and amounts of  investments  we can make;
        o the location of our offices.

        Bank regulation can hinder our ability to operate with financial services companies that are not regulated or are less regulated. This regulation is primarily intended for the protection of consumers, depositors, and deposit insurance funds and not for the protection of Humboldt Bancorp shareholders.

Loss of key employees could hurt our performance

        The loss of the services of a key employee, or the failure to attract and retain other qualified persons, could have a material adverse effect on our business, financial condition and results of operations. We are heavily dependent  on the  services  of  Theodore  S.  Mason,  our  President  and Chief
Executive Officer, and on several other key executives, including Messrs. Barkley, Smyth, Ziegler, Dalby, and Musante, who have been instrumental in our growth. The operation and performance of Capitol Thrift is heavily dependent on the services of Mr. Robert F. Kelly, President and Chief Executive Officer, and Mr. Leighton Monroe, Jr., Chief Financial Officer, of Capitol Thrift. We intend to enter into employment arrangements with Mr. Robert F. Kelly and Mr. Leighton Monroe, Jr. for the continuation of their services for Capitol Thrift operations.

        Our rapid growth has placed significant demands on Mr. Mason's time, who until July 15, 1999, served as President and Chief Executive Officer of both Humboldt Bancorp and Humboldt Bank and Chairman of the Board of Capitol Valley Bank. As of December 31, 1999, Mr. Mason serves as President and Chief Executive Officer of Humboldt Bancorp, Mr. Ron Barkley serves as Senior Vice President and Senior Loan Officer of Humboldt Bancorp, Mr. Alan Smyth serves as Senior Vice President and Chief Financial Officer of Humboldt Bancorp, Mr. Paul Ziegler serves as Executive Vice President of Humboldt Bancorp, Mr. John Dalby serves as President and Chief Executive Officer of Humboldt Bank, and Mr. Musante serves as Vice President and Manager of the Merchant Bankcard Department of Humboldt Bank.

        We may need to recruit additional senior level executives as our growth continues. However, the market for qualified persons is competitive and they may be unwilling to relocate to Eureka, a non-metropolitan city.

Limited trading market for Humboldt Bancorp common stock and price volatility could make it difficult to sell shares in the future

        Our common stock has been approved for listing on the NASDAQ National Market. We intend to begin trading on the NASDAQ National Market upon the close of our public offering. Our common stock is currently quoted on the OTC Bulletin Board. There is limited trading in our common stock. We do not know if an active trading market for our common stock will develop once our shares of common stock begin trading on the NASDAQ National Market.

        Given the limited trading history of our common stock on the OTC Bulletin Board and our inability to predict at what price level our common stock will trade in the future, the price of our common stock may fluctuate widely, depending on many factors that may have little to do with operating results or intrinsic worth, and delays may be encountered in selling our stock. For information about the trading history of Humboldt Bancorp's common stock, see "Market for Common Equity and Related Shareholder Matters."

Business Strategy

        Continue to Seek Strategic Acquisitions. We intend to explore the acquisition of other community banks and branches of larger banks in the California market, to develop a banking presence in high-growth areas of Northern California. We believe that the consolidation in the banking industry, along with increased regulatory burdens, and concerns about technology and marketing, could likely lead the owners of community banks to explore the possibility of sale or combination with a broader-based holding company such as Humboldt Bancorp. We intend to operate acquired banks as separate subsidiaries to retain their boards of directors and the goodwill of the communities they serve. In addition, we intend to form community banks in areas of Northern
California that may have lost their independent community banks through consolidation, merger, or acquisition.

        Increase Efficiency of Operations. Humboldt Bancorp intends to commence an in-depth, company-wide study of methods to reduce costs and increase revenues as soon as feasible after the merger with Global Bancorp. Given our recent acquisitions, and the introduction of several new products and services, we believe there is an opportunity to reduce redundant costs within Humboldt Bancorp, as well as introduce existing products and services into our recently acquired operations. We intend to consolidate the operations of our acquired banks, combining such functions as financial administration, data processing, insurance, employee benefits and human resources support, and contracts for services. We are also in the process of renovating approximately 70,000 sq. ft. of office space for the consolidation of a majority of the organization's administrative offices and functions. Additional plans for this facility include the creation of a call center, which will provide bookkeeping and service support to our customers and various subsidiaries.

        Increase Earning Assets. With the CalFed branch acquisitions, which primarily included deposits with only a nominal amount of loans, Humboldt Bancorp had a 60.3% loan-to-deposit ratio at December 31, 1999. Our goal is to increase earning assets in order to raise the loan-to-deposit ratio to approximately 80% by July 1, 2001. If this were to happen, we would expect our profitability to increase as higher yielding loans replace investment securities on our balance sheet. No assurance, however, can be given that we will meet this goal. One of our strategies to increase earning assets is the acquisition of Capitol Thrift. Capitol Thrift's branch network extends from central to southern California, and its primary focus is on loan products, rather than deposit products. We expect this emphasis to complement Humboldt Bancorp's current deposit products and marketing focus. We will also develop and expand the leasing activities and associated business lines through Bancorp Financial Services.

        Aggressively and Prudently Increase Market Share in Greater Sacramento/Roseville. Humboldt Bancorp's subsidiary, Capitol Valley Bank, opened in March 1999 in the Sacramento suburb of Roseville, California. Roseville was selected for our expansion into central California because it is one of the fastest growing regions in California. Employers such as Hewlett Packard and Oracle have created numerous jobs in the Roseville area over the past 10 years. Subsequently, in September 1999 Humboldt Bancorp, through Capitol Valley Bank, acquired Silverado Merger Corporation, which under the name of Silverado Bank (In organization) had been raising capital in anticipation of opening a community bank in Roseville. The acquisition of Silverado not only removes a potential competitor from the marketplace, but more importantly, we believe it significantly increases our market presence and depth in the Sacramento/Roseville market.

        Capitalize on Humboldt Bank's Market Position. Humboldt Bank currently holds the largest share of FDIC-insured deposits in Humboldt County at 26.9%. It also holds 22.5% of FDIC-insured deposits in Trinity County. Our goal is to increase our market share position by opening new branches and increasing our current operations in the region. Current plans are underway to open an additional branch in the Henderson Center business area of Eureka. The additional branch should increase market share and provide an additional convenient location to serve Humboldt Bank's current customer base. Humboldt Bank's new President, John Dalby, intends to continue Humboldt Bank's strong sales culture in order to aggressively pursue new loan business and cross-sell additional bank services while strictly adhering to our prudent and proven loan approval process.

        Expand non-lending, and fee-based activities. We will continue to develop non-interest sources such as Merchant Bankcard activities, which has developed into an area of financial and strategic importance for us. We intend to expand the proprietary merchants portfolio, which produces greater profits and allows us more control over merchant accounts than portfolios initiated by independent servicing and marketing organizations. We also intend to expand our Internet delivery system, allowing us to aggressively identify and market our services to smaller merchants. We intend to continue our ATM funding programs, which constitute another important source of fee-based income to the organization. We will develop our insurance and investment programs as yet another source of non-interest income, and expand our electronic banking services to complement delivery of both traditional banking services and newer offerings, such as online cash management, bill payment and stock quotes and trading.

Pending Acquisition of Global Bancorp

        Our most recent proposed acquisition-based expansion is our pending merger of Global Bancorp. On June 22, 1999, Global Bancorp and we entered into an Agreement and Plan of Reorganization, as subsequently amended and restated. We will acquire Global for approximately $16.5 million consisting of $11.8 million in cash and the balance consisting of a $4.7 million promissory note subject to adjustment. We intend to fund the $11.8 million cash portion of the acquisition of Global Bancorp through the funds raised by a public stock offering, with the balance from borrowings on other interest-bearing securities.

        Global Bancorp is a California corporation organized on September 18, 1980, to act as a holding company for thrift and loan companies and to engage in other financial activities. Global Bancorp conducts business through its wholly owned thrift and loan company subsidiary, Capitol Thrift, a California corporation licensed under the California Industrial Loan Law. Capitol Thrift conducts a general consumer and commercial finance business from 10 branches located throughout the State of California. Capitol Thrift's primary source of revenue is providing commercial and single-family, residential real estate loans to customers who are predominantly small and middle-market businesses and individuals. Capitol Thrift does not provide general commercial banking services such as demand checking accounts, lines of credit, safe deposit boxes and wire transfer. Capitol Thrift funds its lending activities by issuing thrift certificates and investment certificates.

        Global Bancorp and Capitol Thrift have their head offices located at 1424 Second Street, Napa, California 94559. The Federal Deposit Insurance Corporation insures Capitol Thrift's deposits up to $100,000. At December 31, 1999, Global had 49 full-time employees and 3 part-time employees. As of December 31, 1999, Global Bancorp had total assets of $116.6 million, total deposits of $103.8 million and shareholders' equity of $12.0 million. Global Bancorp's net income for the years ended December 31, 1999, and 1998, was $1.3 million and $1.1 million respectively. Net income for the year ended December 31, 1999, included $297,000 from the proceeds of a life insurance policy insuring the life of a former officer. For the years ended December 31, 1999 and 1998, Global Bancorp's return on average assets was 1.04% and .78% respectively and return on average equity was 11.08% and 9.96% respectively.

        Capitol Thrift intends to close the San Jose branch prior to March 31, 2000. Additional plans call for the consolidation of several other branches, leaving Capitol Thrift with seven operating branches prior to the end of the second quarter of 2000.

        We expect to complete the acquisition of Global Bancorp during the second quarter of year 2000. Closing is conditioned on, among other things, approval from state and federal regulatory authorities, which have been obtained. The acquisition is also subject to the satisfaction and accuracy of certain representations and warranties made by the parties, the absence of litigation challenging the acquisition, the absence of any adverse change in the operations and deposits of Capitol Thrift, and the affirmative vote of a majority of all shares of Global Bancorp common stock entitled to be cast by Global Bancorp shareholders. The directors and executive officers of Global Bancorp have agreed not to solicit offers for any transaction that would interfere with the acquisition. Under a termination fee provision, we could be liable to Global Bancorp, and Global Bancorp could be liable to us, for a termination fee if either party fails to complete the acquisition for certain specified reasons, including an intentional breach of various pre-closing obligations. The termination fee ranges from $250,000 to a maximum of $350,000 depending on the nature of the breach.

        In 1996 and 1997, Capitol Thrift experienced an increase in loss on real property held for sale (RPHFS) and expenses related thereto. A majority of the losses related to loans made prior to June 1992, at which time credit underwriting policies were strengthened. As a result of these increases, in August 1998, Capitol Thrift entered into an agreement with the FDIC and the CDFI pursuant to which management and the Capitol Thrift Board of Directors agreed to reduce the level of classified assets as outlined in the agreement, develop and implement a plan with specific strategies for reducing RPHFS, classified and non-performing loans, and revise the methodology for calculating the allowance for losses on loans. In addition, Capitol Thrift is required to maintain certain leverage ratios. Capitol Thrift management believes that Capitol Thrift has complied in most material respects with the provisions of the agreement and are actively working on completing the process of complying with all other aspects.

Banking Services

        To retain existing customers and attract new customers, Humboldt Bank offers a broad range of services, including automated teller machines, credit card and merchant bankcard services, ACH services, and daily courier services. In addition, Humboldt Bank maintains close relationships with its customers by providing direct access to senior management during and after normal business hours, rapid response to customer requests, and specialized market area knowledge of the communities in northern California.

Lending Activities

         Humboldt Bancorp concentrates its lending activities in real estate, commercial, lease financing, credit card and consumer loans, made almost exclusively to individuals and businesses primarily in Northern California. Humboldt Bancorp has no foreign loans. The net loan and lease portfolio as of December 31, 1999 and1998, totaled $225.1 million and $186.0 million which represented 59.5% and 65.5% of total deposits and 53.1% and 58.1% of total assets. Humboldt Bancorp also generates fee income by servicing mortgage loans. See "Loan Servicing" below.

Real Estate Loans and Real Estate Banking Operations

        Real Estate - Construction

        Humboldt Bancorp makes loans to finance the construction of residential and commercial properties and to finance land acquisition and development. At December 31, 1999 and 1998, Humboldt Bancorp had outstanding real estate-secured construction loans totaling $22.1 and $20.7 million, representing 9.8% and 11.1% of Humboldt Bancorp's net loan portfolio. The concentration in the construction loan portfolio has been on owner-occupied single family construction loans.

        Humboldt Bancorp's owner-occupied single family construction loans typically have a maturity of up to nine months and are secured by deeds of trust and usually do not exceed 80% of the appraised value of the home to be built.

         Loans to developers for the purpose of acquiring unimproved land and developing such land into improved 1-to-4 residential lots typically have a maturity of 12 to 24 months; have a floating rate tied to the prime rate; usually do not exceed 75% of the appraised value; are secured by a first deed of trust and requires the borrower or its principals personally to guarantee repayment of the loan. To also reduce the risks inherent in construction lending, Humboldt Bancorp limits the number of properties that can be constructed on a "speculative" or unsold basis by a builder at any one time to 2 to 4 houses.

        Commercial construction loans are underwritten using the actual or estimated cash flow the secured real property would provide to an investor in the event of default by the borrower. A debt coverage ratio of 1.25:1 and a maximum loan to value of 70% is required in most cases.

        Real Estate - Owner-Occupied, Single-Family Residential

        Humboldt Bancorp also originates owner-occupied, single-family, residential real estate loans in its market area. At December 31, 1999 and 1998, Humboldt Bancorp had outstanding owner-occupied, single-family, residential real estate loans totaling $45.2 and $35.2 million. Humboldt Bancorp originates fixed-rate mortgage loans and adjustable-rate residential mortgage loans. Fixed-rate mortgages are at competitive rates and adjustable-rate loans currently offered by Humboldt Bancorp have interest rates which adjust every one, three or five years from the closing date of the loan or on an annual basis commencing after an initial fixed-rate period of one, three or five years in accordance with a designated index, plus a stipulated margin. Humboldt Bancorp originates residential mortgage loans with loan-to-value ratios of up to 95%. On any mortgage loan exceeding an 80% loan-to-value ratio at the time of origination, however, Humboldt Bancorp requires private mortgage insurance in an amount intended to reduce Humboldt Bancorp's exposure to 80% of the appraised value of the underlying collateral. Also, at December 31, 1999, Humboldt Bancorp had approximately $15.7 million in home equity line of credit loans, representing approximately 6.9% of its gross loan portfolio. Humboldt Bancorp's home equity lines of credit have adjustable interest rates tied to the prime interest rate plus a margin.

        Generally, Humboldt Bancorp sells its owner-occupied, single-family, residential fixed-rate loans to institutional investors in the secondary market, but retains the servicing of such loans. There were $2.1 million real estate loans pending sale at December 31, 1999.

        Real Estate - Commercial and Agricultural

        In order to enhance the yield on and decrease the average term to maturity of its assets, Humboldt Bancorp originates permanent loans secured by commercial real estate. Humboldt Bancorp's commercial real estate loan portfolio includes loans secured by small apartment buildings, strip shopping centers, small office buildings, farms and other business properties, generally located within Humboldt Bancorp's primary market area. Real estate commercial and agricultural loans are secured by both commercial and single-family property. At December 31, 1999 and 1998, Humboldt Bancorp had outstanding real estate secured commercial and agricultural loans totaling $99.1 million and $80.2 million.

        Business Loans

        Humboldt Bancorp's commercial loans consist of (i) loans secured by commercial real estate and (ii) business loans which are not secured by real estate or if secured by real estate, the principal source of repayment is expected to be business income. For a discussion of Humboldt Bancorp's loans secured by commercial real estate lending see " -- Real Estate - Commercial and Agricultural." Business loans include revolving lines of credit, working capital loans, equipment financing, letters of credit and inventory financing. At December 31, 1999 and 1998, Humboldt Bancorp had business loans totaling $39.3 million and $34.0 million, representing 17.5% and 18.3% of Humboldt Bancorp's net loan portfolio.

         Typically, business loans are floating rate obligations and are made for terms of five years or less, depending on the purpose of the loan and the collateral. No single business customer accounted for more than 2.5% of total net loans at December 31, 1999.

        Lease Financing Loans

        Humboldt Bancorp makes lease financing loans to finance credit card swipe machines and other small ticket leases. The dollar amount of each lease usually ranges from under $2,000 to $5,000 and the term is approximately three to five years. At December 31, 1999 and 1998, Humboldt Bancorp had outstanding lease financing loans totaling $17.2 and $9.9 million, representing 7.6% and 5.3% of Humboldt Bancorp's net loan portfolio.

        Credit Card and Related Service

        Humboldt Bank offers credit card accounts through its participation as a principal member of Visa. Management believes that providing credit card services to its customers helps Humboldt Bank remain competitive by offering an additional service. Currently Humboldt Bank does not actively solicit credit card business beyond its customer base and market area. At December 31, 1999 and 1998, credit card loans totaled $3.5 and $5.7 million, or 1.6% and 3.1% of Humboldt Bancorp's net loan portfolio.

        Consumer Loans

        The consumer loans originated by Humboldt Bancorp include automobile loans and miscellaneous other consumer loans, including unsecured loans. Consumer lending affords Humboldt Bancorp the opportunity to earn yields higher than those obtainable on single-family residential lending. At December 31, 1999 and 1998, consumer loans totaled $1.9 and $2.1 million, or .8% and 1.1% of Humboldt Bancorp's net loan portfolio.

        Other Loans

        At December 31, 1999 and 1998, Humboldt Bancorp had outstanding other loans totaling $1.2 million and $2.1 million. These loans consist mainly of overdrafts of less than 30 days' duration and state and political loans.

        Loan Servicing

        Humboldt Bank sells the majority of its mortgage and Small Business Administration loans that it originates to institutional investors. However, it retains the servicing on these loans in order to generate ongoing revenues. Humboldt Bank's servicing portfolio in which it has sold ownership but retains the servicing was $163.7 and $144.5 million at December 31, 1999 and 1998, respectively.

Savings and Deposit Activities

        Humboldt Bancorp offers customary banking services including personal and business checking, savings accounts, time certificates of deposit, IRA, and Keogh accounts. Most of Humboldt Bancorp's deposits are obtained from commercial businesses, professionals, and individuals with high income or net worth. In addition, Merchant Bankcard reserves are held primarily in non-interest bearing accounts.

        The following table sets forth certain information with respect to Humboldt Bancorp's savings and deposit activities as of December 31, 1998, and 1999.




(Dollars in Thousands)                              December 31, 1998       December 31, 1999
                                                    -----------------       -----------------
                                                  Number of    Average     Number of   Average
                                                   Accounts    Balance      Accounts   Balance
                                                  ---------   --------     ---------  --------
Demand deposit accounts                             11,973    $ 10,022       15,603   $  8,993
Savings and money market                            17,508       2,795       16,461      4,027
Time certificates in excess of $100,000                252     180,803          420    162,049
Time certificates less than $100,000                 3,566      19,483        5,422     19,175
                                                    ------    --------       ------   --------
        Totals                                      33,399    $  8,528       37,906   $  9,989
                                                    ======    ========       ======   ========


        Humboldt Bancorp has not obtained any deposits through deposit brokers and has no present intention of using brokered deposits as a source of funding.

Merchant Bankcard

        In 1993, Humboldt Bank established a merchant draft processing operation ("Merchant Bankcard"). Since that time the operation has grown steadily both in volume and scope of activities. In general, Merchant Bankcard services involve collecting funds for, and crediting the accounts of, merchants for sales of merchandise and services to credit and debit card customers. The Merchant Bankcard department specializes in providing processing for first time merchants and small-to medium-sized merchants in the retail, telephone, mail order and Internet commerce industries. While these merchants vary in size, a typical merchant customer generates approximately $40,000 in annual credit card charge volume. Humboldt Bank believes that there is a market for providing Merchant Bankcard services to these merchants that are often overlooked by larger banks. For the year ended December 31, 1999, no one merchant accounted for more than 2% of Merchant Bankcard's total gross processing volume. At December 31, 1999, the Merchant Bankcard department provided processing services to approximately 68,000 merchants.

        The transaction processing industry provides merchants with credit and debit card processing services. The industry has grown rapidly in recent years as a result of wider merchant acceptance and rapid technological advances within the bankcard industry.

        Humboldt Bank markets its Merchant Bankcard services through independent service and marketing organizations ("ISO"s). In most cases, the ISO solicit merchant accounts and perform the service and collections function while Humboldt Bank provides the accounting and credit function. For these functions, Humboldt Bank receives an average processing fee of approximately 0.15%. As of December 31, 1999, five ISOs engaged by Humboldt Bank represented 62,646 merchant accounts. Further, these five ISOs represented $2.8 billion or 93.0% of total Merchant Bankcard debit and credit sales processed for the year ended December 31, 1999. These five contracts expire over the years 2000, 2001, 2002, and 2004.

        In 1997, Humboldt Bank began an additional unit within the Merchant Bankcard department where all servicing aspects of the relationship with the merchant are performed by Humboldt Bank, although Humboldt Bank still relies on ISOs for solicitation of merchants. Humboldt Bank categorizes these types of accounts as proprietary accounts ("Proprietary"). For these proprietary accounts, Humboldt Bank is able to retain more income from the service and processing fees paid than when an ISO is involved. For example, Humboldt Bank receives a service fee of approximately 4% of the gross processing volume for proprietary accounts. For the year ended December 31, 1999, Proprietary accounts represented $215.8 million of total Merchant Bankcard gross volume and 5,641 merchant accounts at period end. The Proprietary accounts segment of Humboldt Bank's merchant processing portfolio is growing much more rapidly than the ISO segment. For example, for the year ended December 31, 1999 net revenues for the Proprietary account segment have grown 204.6% relative to the same time period in 1998, while net revenues for the ISO segment have grown 12.6% relative to the same time period in 1998.

        Humboldt Bank intends to continue to expand the Proprietary account segment of its business. The rapid acceptance of the Internet as a method to transact commerce has led to an increase in the number of smaller Internet-based merchants. Humboldt Bank believes its processing services are well suited to these lower volume merchants. In order to attract these Internet-based merchants, as well as other merchants, who have access to the Internet, Humboldt Bank has hired an individual with extensive Internet-related marketing experience to lead its efforts in this arena. In addition, Humboldt Bank has entered into several key relationships with web site providers and gateway services that cater to business services for merchants for the purpose of advertising Humboldt Bank's merchant bankcard services. In addition, Humboldt Bank accepts applications for merchant processing services at its Merchant Bankcard web site, www.merchant.humboldtbank.com.

        Many of the merchants processing through the Merchant Bankcard department accept consumers' credit card numbers over the telephone. There are no signed drafts and the entire process is handled electronically. Since consumers find these transactions easier to dispute than transactions involving signed drafts, the charge-back rates for services provided over the telephone and through the Internet are generally higher. Further, because most of the merchants are located outside the Humboldt-Eureka, California area, they require more Humboldt Bank personnel to follow and monitor their accounts. Humboldt Bank views its risk management and fraud avoidance practices as integral to its operations and overall success because of Humboldt Bank's potential liability for merchant fraud, charge backs and other losses. While the first time and small to medium sized merchants may be potentially lucrative to Humboldt Bank, these accounts are perceived as high risk because of the lack of business experience and higher monitoring costs. For ISO accounts, risk is mitigated by requiring merchant reserves and by ISO reserves and guarantees. For the Proprietary account segment, risk management and fraud control occur initially at the application stage when merchant applications are reviewed against certain criteria to determine acceptance or denial. Furthermore, Humboldt Bank addresses these risks by actively monitoring all merchants on a daily basis, employing an aggressive fraud control team, requiring personal guarantees for nearly all merchants and holding reserve deposits for certain merchants. These deposits are primarily non-interest bearing and totaled $54.1 million at December 31, 1999.

        In the event a consumer is dissatisfied with the merchandise or service, in general, a merchant must accept a charge-back for a period of 120 days. The merchant's checking account is debited with the charge-back if sufficient funds exist; otherwise, the merchant's reserve funds are debited. If a merchant's reserves are insufficient to fund the charge-back and an ISO is involved, Humboldt Bank looks to the applicable and available guarantee, if any, of the ISO. If the merchant's reserve is exhausted and either (i) an ISO is involved but no guarantee is applicable or available, or (ii) no ISO is involved, Humboldt Bank uses its internal reserves to fund the charge-back.

        A summary of the Merchant Bankcard Department's merchant bankcard activities for the years ended December 31, 1997 1998 and 1999 is set forth below:

                                          Year Ended December 31,
                               -------------------------------------------
                                  1997             1998            1999
                               ----------       ----------      ----------
                            (Dollars in thousands except for Number of Accounts)

Number of Accounts:
  ISO                              32,694           59,595          62,646
  Proprietary                         412            2,754           5,641
                               ----------       ----------      ----------
    Total                          33,106           62,349          68,287
                               ==========       ==========      ==========
Gross Processing Volume:
  ISO                          $1,419,355       $2,100,500      $2,695,037
  Proprietary                       8,645           71,500         215,780
                               ----------       ----------      ----------
    Total                      $1,428,000       $2,172,000      $2,910,817
                               ==========       ==========      ==========

Net Processing Revenue:
  ISO                          $    3,229       $    3,026      $    3,768
  Proprietary                           9              178           2,739
                               ----------       ----------      ----------
    Total                      $    3,238       $    3,204      $    6,507
                               ==========       ==========      ==========

        A summary of the Merchant Bankcard Department's reserves for the years ended December 31, 1997, 1998 and 1999, is set forth below:

                                          Year Ended December 31,
                               -------------------------------------------
                                  1997             1998            1999
                               ----------       ----------      ----------
                                           (Dollars in thousands)

Merchant's Reserves:
  ISO                          $   32,957       $   45,088      $   47,587
  Proprietary                          82            1,881           6,566
                               ----------       ----------      ----------
    Total                      $   33,039       $   46,969      $   54,153
                               ==========       ==========      ==========
Internal Reserves:
  ISO                          $      680       $      920      $    1,030
  Proprietary                           3               34             514
                               ----------       ----------      ----------
    Total                      $      683       $      954      $    1,544
                               ==========       ==========      ==========

        A summary of the Merchant Bankcard Department's losses for the years ended December 31, 1997, 1998 and 1999, in connection with merchant bankcard services involving an ISO, and for losses in connection with its own merchant bankcard services when an ISO was not involved, is set forth below:

                                       For Years Ended December 31,
                               -------------------------------------------
                                  1997             1998            1999
                               ----------       ----------      ----------

ISO Servicing Loss             $   14,682       $        -      $        -
Proprietary Loss               $        -       $   17,829      $  127,049

        Merchant bankcard processing services are highly regulated by credit card associations such as VISA. In order to participate in the credit card programs, Humboldt Bank must comply with the credit card association's rules and regulations that may change from time to time. During November 1999, VISA adopted several rule changes to reduce risks in high-risk merchant bankcard programs and these rule changes affect Humboldt Bank's Merchant Bankcard business. These changes include a requirement, enacted in December 1999, which requires a processor's reported fraud ratios be no greater than three times the national average. At October 31, 1999 (the most recent period available from VISA) Humboldt Bank's overall fraud ratio was below the VISA requirement. Only one of Humboldt Bank's ISO portfolios is above this requirement, and Humboldt Bank expects the entire portfolio to maintain compliance with this requirement.

        Other VISA changes announced in November of 1999 included the requirement that total processing volume in certain high-risk categories (as defined by VISA) be less than 20% of total processing volume. At June 30, 1999 (the most recent information available from VISA) Humboldt Bank's total VISA transactions within these certain high-risk categories were 15.7% of VISA total processing volume. Although these merchants are categorized as high-risk, Humboldt Bank has taken precautions such as requiring higher deposits, daily monitoring and aggressive fraud control, and to date has not seen extraordinary losses in these categories.

        Other changes VISA announced in November 1999 include a requirement that weekly VISA volumes be less than 20% of an institution's tangible equity capital, and a requirement that aggregate charge-backs for the previous six months be less than 5% of the institution's tangible equity capital. At June 30, 1999, (the most recent information available from VISA) Humboldt Bank's weekly VISA volume was 162% of tangible equity capital, and aggregate charge-backs for the previous six months were 54% of tangible equity capital.

        Merchant Bankcard participants, such as Humboldt Bank, must comply with these new VISA rules by filing a compliance plan with VISA by February 12, 2000. At this time, Humboldt Bank does not believe that it will be able to submit a plan that is in full compliance with the VISA requirements. Humboldt Bank intends to seek a waiver of these requirements from VISA. However, should VISA not grant Humboldt Bank a waiver, Humboldt Bank would need to significantly restructure the Merchant Bankcard Department, which would adversely affect Merchant Bankcard revenues. Initially, Humboldt Bank would focus on the higher margin processing of its Proprietary portfolio. In addition, Humboldt Bank could form a consortium of financial institutions in order to meet Visa's capital requirement and continue to process for the higher volume ISOs.

ATM Funding

        In 1996, Humboldt Bank began its automated teller machine ("ATM") funding activities by sponsoring several non-bank companies that place and service ATMs in various public places such as restaurants, stores, and gas stations. ATM networks such as Star, Plus and Cirrus require a placement company to be sponsored by a chartered financial institution. Humboldt Bank sponsors these companies, and provides cash for their ATMs. Humboldt Bank contracts with bonded money carriers and correspondent vault centers throughout the nation to provide a ready amount of cash when these placement companies require. Humboldt Bank earns a fee for each sponsored transaction and a fee for the cash advanced.

        For the years ended December 31, 1999, 1998 and 1997, ATM funding was $11.5 million, $13.9 million and $10.2 million, respectively. Losses that related to the ATM funding activities for the years ended December 31, 1999, 1998 and 1997 were $0, $3,340 and $0, respectively.

Capitol Valley Bank

        In March 1999, Humboldt Bancorp contributed capital totaling $4.5 million to form Capitol Valley Bank. Capitol Valley Bank is located in Roseville, California, and opened for business March 3, 1999. Humboldt Bancorp believes that the Sacramento-Roseville, California market represents an attractive location to do business for a community bank. The Sacramento-Roseville region's infrastructure contains a major airport, deep-water port, transcontinental railroad, and an interstate freeway system. Roseville is located approximately 20 miles northeast of downtown Sacramento. The city of Roseville is an important link along the Interstate 80 corridor linking Sacramento and Auburn, California, and Reno, Nevada. Capitol Valley Bank will focus primarily on products and services for individuals, professionals and small and middle-size businesses.

        In September 1999, Humboldt Bancorp entered into an agreement to acquire all the outstanding shares of Silverado Merger Corporation which was Silverado Bank, a bank in organization, which had yet to raise the necessary capital to open as a commercial banking institution, for 49,502 shares of Humboldt Bancorp common stock and warrants to purchase up to 99,000 shares of Humboldt Bancorp common stock at $10.91 per share. In the event Capitol Valley Bank fails to achieve certain business objectives such as developing new business accounts,
(i) Humboldt Bancorp has the right to repurchase the 49,502 shares of common stock for $0.91 each, and (ii) the warrants to purchase up to 99,000 shares of common stock for $10.91 per share cannot be exercised. As part of the acquisition, Capitol Valley Bank hired Silverado Merger Corporation's president, and entered into non-competition agreements with the shareholders of Silverado Merger Corporation prohibiting them from participating in any financial institution within 30 miles of Capitol Valley Bank until December 31, 2002. In addition, Capitol Valley Bank's board was expanded to include three to five new directors consisting of some of the prior directors of Silverado Merger Corporation. Finally, as part of the acquisition agreement, some shareholders and supporters of Silverado Merger Corporation purchased $1.6 million of Humboldt Bancorp's restricted common stock at $10.91 per share pursuant to a private placement.

        Silverado Merger Corporation has no operations, and all of its obligations and liabilities were extinguished prior to consummation of the merger. Therefore, Silverado Merger Corporation's financial statements are immaterial. Humboldt Bancorp acquired Silverado Merger Corporation to expand Capitol Valley Bank's presence in the Sacramento-Roseville, California area through business associates and contacts of the former directors and organizers of Silverado Merger Corporation.

        As of December 31, 1999 Capitol Valley Bank had total assets of $26.0 million, total loans of $15.5 million, and total deposits of $22.3 million.

Bancorp Financial Services

        During 1996, Humboldt Bank entered into a joint venture with Tehama Bank, Red Bluff, California, to organize and share equally in a subsidiary leasing company, Bancorp Financial Services. Bancorp Financial Services was organized as a California corporation on November 25, 1996, and Humboldt Bank and Tehama Bank each contributed $2.0 million towards its capitalization as of January 2, 1997. Subsequently during 1998, Humboldt Bank and Tehama Bank each contributed their interests in Bancorp Financial Services to their respective holding companies, Humboldt Bancorp and Tehama Bancorp. Bancorp Financial Services makes consumer automobile loans and commercial equipment leases, of less than $100,000, to small businesses.

        In addition to making leases and loans, Bancorp Financial Services buys and services commercial equipment lease contracts throughout the United States directly from lessors, brokers, finance companies, banks and thrifts nationwide. Bancorp Financial Services also buys and services consumer automobile contracts primarily in Northern California. While it maintains its own portfolio of contracts, the majority of acquired leases are sold to its wholly-owned subsidiary, BFS Funding Corporation, which packages the leases as asset-backed securities for placement in the public market on a non-recourse basis. Bancorp Financial Services retains the servicing and management of all leases it acquires regardless of their subsequent sale. Likewise, Bancorp Financial Services acquires consumer automobile contracts from dealers throughout Northern California and similarly repackages and sells the payment streams to institutional investors in the financial marketplace while retaining the servicing. In addition to service fees, Bancorp Financial Services generates income through spreads on its lease portfolio, loan portfolio, gains on sales, and ongoing fees and charges.

        Previously, Humboldt Bank purchased leases from Bancorp Financial Services. It is not anticipated that Humboldt Bank will acquire leases from Bancorp Financial Services in the future. In addition, Humboldt Bank has extended credit to Bancorp Financial Services. See "Certain Relationships and Related Transactions."

        The Bancorp Financial Services board of directors consists of seven members including Bancorp Financial Services' Chief Executive Officer, Kevin D. Cochrane, and three members representing each of Humboldt Bancorp and Tehama Bancorp. Humboldt Bancorp has elected Theodore S. Mason, Lawrence Francesconi, and Gary L. Evans to the board of directors of Bancorp Financial Services.

        Humboldt Bancorp accounts for its investment in Bancorp Financial Services using the equity method. For the years ended December 31, 1999, 1998 and 1997, Humboldt Bancorp recognized revenue of $450,000, $259,000, and $22,000, respectively.

Acquisition of California Federal Branches

        On August 27, 1999, Humboldt Bank completed the acquisition of two branches located at 959 Myrtle Avenue, Eureka, CA 95501, and 607 South State Street, Ukiah, CA 95482, from CalFed. Under the terms of the purchase agreement, Humboldt Bank acquired all of the fixed assets relating to CalFed's Eureka and Ukiah branch offices. Humboldt Bank primarily acquired the two CalFed branches for access to their deposits. The purchase price for the two branches was equal to approximately 3.25% of the aggregate deposits acquired by Humboldt Bank. Total deposits acquired by Humboldt Bank were approximately $72.2 million and loans acquired were approximately $0.1 million.

Human Resources

        At December 31, 1999, Humboldt Bancorp employed a total of 318 full-time equivalent employees, consisting of 120 salaried persons and 198 hourly persons, respectively. A collective bargaining group represents none of Humboldt Bancorp's employees. Management considers its relations with its employees to be excellent.

Competition

        Humboldt Bancorp's primary market area consists of Humboldt and Trinity counties and nearby communities of adjacent counties. Humboldt Bancorp has recently entered into the Placer county market with the opening of Capitol Valley Bank in Roseville, California.

        Humboldt Bancorp actively competes for all types of deposits and loans with other banks and financial institutions located in its service area, including credit unions which are able to offset more favorable savings rates and loan rates due primarily to favorable tax treatment. In California generally, major banks and local regional banks dominate the commercial banking industry. By virtue of their larger capital bases, such institutions have substantially greater lending limits than those of Humboldt Bancorp, as well as more locations, more products and services, greater economies of scale and greater ability to make investments in technology for the delivery of financial services.

        An independent bank's principal competitors for deposits and loans are other banks, particularly major banks, savings and loan associations, credit unions, thrift and loans, mortgage brokerage companies and insurance companies. Increased deregulation of financial institutions has increased competition. Other institutions, such as mutual funds, brokerage houses, credit card companies and even retail establishments have offered new investment vehicles, such as money-market funds, that also compete with banks. The direction of federal legislation in recent years favors competition between different types of financial institutions and encourages new entrants into the financial services market, and it is anticipated that this trend will continue.

        Humboldt Bancorp's strategy for meeting competition has been to maintain a sound capital base and liquidity position, employ experienced management, and concentrate on particular segments of the market, particularly businesses and professionals, by offering customers a degree of personal attention that, in the opinion of management, is not generally available through Humboldt Bancorp's larger competitors. Humboldt Bancorp relies upon specialized services, responsive handling of customer needs, local promotional activity, and personal contacts by its officers, directors and staff, compared with large multi-branch banks that compete primarily on interest rates and location of branches. The acquisition of Capitol Thrift will increase Humboldt Bancorp's loan portfolio and the continuation of Capitol Thrift's industrial loan charter will provide favorable lending terms so as to assist Humboldt Bancorp to compete with institutions for more loans. No assurance can be given that Humboldt Bancorp will be able to compete successfully for more loans. Also, no assurance can be given that, because of customer loyalty, available products and services or other reasons, customers in Humboldt Bancorp's branches will not withdraw their business and establish a banking relationship with other competitors.

        Historically, insurance companies, brokerage firms, credit unions and other non-bank competitors have less regulation than banks and can be more flexible in the products and services they offer. The Financial Services Modernization Act of 1999 eliminates most of the separations between banks, brokerage firms and insurance companies by permitting securities firms and insurers to buy banks and for banks to underwrite securities and insurance. Generally speaking, the Act is likely to increase competition for community banks such as Humboldt Bank, Capitol Valley Bank and Capitol Thrift, but may also cause consolidations and mergers with larger competitors and resources. The Act may also increase cross-border consolidations and mergers.

ITEM 2 - DESCRIPTION OF PROPERTIES

        The following table sets forth information about Humboldt Bancorp's subsidiaries offices as of December 31, 1999.



                                                                                   Occupied
Location                           Type of Office       Owned/Lease      Size        Since
------------------------------ ----------------------- --------------- --------- --------------

Humboldt Bank

701 Fifth Street, Eureka       Administrative/Main     Owned             19,800      1989
                               Branch

1063 G Street, Arcata          Branch                  Owned              4,660      1993

1360 Main Street, Fortuna      Branch                  Owned              5,770      1991

2095 Central Avenue,           Branch                  Owned              2,500      1993
McKinleyville

612 G Street, Eureka           Administrative          Owned             15,000      1994

358 Main Street, Loleta        Branch                  Owned              2,400      1995

39171 Highway 299,             Branch                  Owned              5,715      1995
Willow Creek

409 Main Street, Weaverville   Branch                  Owned              2,112      1995

605 K Street, Eureka           Administrative          Lease             10,000      1996

915 Redwood Drive,             Branch                  Lease              3,100      1997
Garberville

555 H Street, Eureka           Administrative          Lease              1,945      1997

710 Fifth Street, Eureka       Administrative          Lease              1,100      1997

539 G Street, Eureka           Administrative          Lease              1,000      1998

2830 G Street, Eureka          Administrative          Lease              1,000      1998

2851/2861 E Street, Eureka     Branch                  Purchase           2,500   1999 Owned
(Henderson Center)                                                                  (Under
                                                                                 Construction)


                                                                                   Occupied
Location                           Type of Office       Owned/Lease      Size        Since
------------------------------ ----------------------- --------------- --------- --------------

2440 Fifth Street, Eureka      Land for Humboldt       Owned             70,000      1999
                               Bancorp Plaza

607 South State Street, Ukiah  Branch                  Owned              4,500      1999

959 Myrtle Avenue, Eureka      Branch                  Lease              3,500      1999

1001 Searles Street, Eureka    Administrative          Lease              3,450      1999


Capitol Valley Bank

1601 Douglas Boulevard,        Main Branch             Lease              3,955      1998
Roseville


        Rental expense for all leases of premises for the years ended December 31, 1999, 1998, and 1997, was $401,000, $269,000, and $128,000, respectively.
Rental income from all properties owned and leased for the years ended December 31, 1999, 1998, and 1997, was $302,000, $177,000, and $65,000, respectively.

ITEM 3 - LEGAL PROCEEDINGS

        On December 7, 1998, the case of Freeman, et al. v. Citibank (South Dakota), N.A., et al., Civil Action No. CV-98-RRA-3029-S, was filed in the United States District Court, Northern District of Alabama, Northern Division. This case is a purported class action brought on behalf of Mr. Freeman and others similarly situated (VISA credit cardholders issued by Citibank (South Dakota), hereinafter "Citibank"), against Citibank and VISA International (hereinafter "VISA") to (i) enjoin the collection of debts charged to Citibank VISA cards for gambling at Internet casino websites; (ii) have Internet casino gambling declared unlawful; and (iii) recover all payments including principal, interest and penalties received by Citibank and VISA related to such debts. Mr. Freeman is alleging that Citibank and VISA were facilitating, participating in and profiting from gambling by allowing Mr. Freeman to use his Citibank VISA card to purchase "e-cash" at a website owned and operated by a provider of such "virtual" commodity (hereinafter the "Merchant Provider"), which he accessed from an on-line casino operation. Mr. Freeman proceeded to play the game of blackjack with his e-cash and lost $30. The action alleges violation of the federal Wire Act and the federal Racketeering Influenced and Corrupt
Organizations Act ("RICO"). Mr. Freeman is seeking treble damages pursuant to RICO, punitive damages and attorney's fees, in addition to compensatory damages and declaratory relief. Citibank has pending a motion to compel arbitration in the case; the plaintiff has moved to consolidate this action with others, which have been filed against VISA across the country. The court to date has heard neither motion.

        Humboldt Bank is not a defendant in the Freeman case. However, Humboldt Bank provides merchant processing for the Merchant Provider used by Mr. Freeman, and on April 21, 1999, Citibank sent a letter to Humboldt Bank seeking indemnity for the Freeman action pursuant to VISA regulations. Humboldt Bank and Citibank have had preliminary discussions regarding this matter, but Humboldt Bank at this time has neither acknowledged nor disputed the applicability of the VISA regulation cited by Citibank. The Freeman action is in its preliminary stages and the outcome at this time cannot be determined. A similar lawsuit in a United States District Court in Wisconsin (not involving Humboldt Bank insofar as is known) was recently dismissed; however, that decision is not binding on the Freeman Court. Until the Freeman action is ultimately determined, any potential action against Humboldt Bank by Citibank would be premature. In the event it is ultimately determined that Humboldt Bank is obligated to indemnify Citibank, Humboldt Bank intends to seek indemnity against both the Merchant Provider and the company which through its independent marketing efforts presented the Merchant Provider's application for merchant services to Humboldt Bank.

     On January 20, 1998, Shinergy Diversified, Inc. filed suit (Shinergy Diversified, Inc. et al. v. Electronic Card Systems, Inc., Humboldt Bank, Inc. et al., Los Angeles Superior Court Case No. BC 184 522) against Humboldt Bank and creditcards.com, formerly known as Electronic Card Systems, Inc. The complaint alleges fraud, conversion and intentional infliction of mental distress. Shinergy alleged that its credit card processing by Electronic Card Systems, Inc. and Humboldt Bank was not carried out as represented. In addition, Shinergy alleged that a document that would have allowed Electronic Card Systems, Inc. and Humboldt Bank to do certain things in connection with the credit card processing for Shinergy was forged. The complaint seeks lost profits of approximately $200,000 plus other damages, damages for emotional distress and punitive damages.

     We are also involved in other litigation; the outcome of which, we believe will not have a material effect on our operations or financial condition.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None applicable.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been approved for listing on the NASDAQ National Market under the symbol HBEK and Humboldt Bancorp intends to begin trading its common stock on the NASDAQ National Market upon completion of its public offering. Currently, Humboldt Bancorp's common stock is quoted on the OTC Bulletin Board as disclosed below.

     We have been informed by market makers of the high and low bid price for our common stock during the last two fiscal years as shown in the table below. No assurances can be given; however, that these high and low bid prices reflected the actual market value of our common stock. The high and low bids have been adjusted to give effect to all stock dividends and splits. In addition, the prices indicated reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions.

                             NUMBER OF
YEAR        QUARTER           TRADES      HIGH BID            LOW BID

1998     First Quarter          15         $11.45              $10.20
         Second Quarter         18         $11.80              $ 9.10
         Third Quarter           7         $11.35              $ 9.80
         Fourth Quarter         16         $11.25              $ 8.75

1999     First Quarter          16         $10.80              $ 8.75
         Second Quarter         19         $11.60              $ 8.75
         Third Quarter          29         $14.65              $10.90
         Fourth Quarter         31         $14.90              $11.35

        As of December 31, 1999, our shares of common stock were held by approximately 680 shareholders, not including those held in street name by several brokerage firms. As of December 31, 1999, a total of 1,053,790 shares of our common stock underlie outstanding options and warrants as adjusted to reflect a 10% stock dividend payable on February 7, 2000.

                                 DIVIDEND POLICY

        We have never declared or paid any cash dividends on our common stock and we do not intend to pay cash dividends in the near future. We intend to retain all earnings to support our planned growth. In addition, California and federal banking laws and regulations place restrictions on the payment of dividends by a bank to its shareholders. Any future dividends will be at the discretion of our board of directors, subject to a number of factors, including our results of operations, general business conditions, capital requirements, general financial condition, and other factors deemed relevant by our board of directors. Traditionally, we have declared stock dividends. We distributed a 10% stock dividend on the common stock on May 30, 1997, 1998, and an additional 10% stock dividend will be distributed on February 7, 2000. In addition, effective June 30, 1999, we completed a 5-for-2 stock split.

ITEM 6 - SELECTED FINANCIAL DATA

        The following table sets forth selected financial data of Humboldt Bancorp (on a consolidated basis) as of and for the years ended December 31, 1995, 1996, 1997 1998, and 1999, and should be read in conjunction with Management's Discussion and Analysis and with the financial statements presented elsewhere.



(Dollars In Thousands except per share data)

                                                                   As Of And For The
                                                               Years Ended December 31,
                                       -----------------------------------------------------------------------------

                                          1995 (1)        1996           1997             1998               1999
                                       ----------      ----------     ----------       ----------         ----------
Income Statement Data
  Interest income                      $   15,241      $   16,562     $   20,053       $   23,504         $   25,240
  Interest expense                          5,244           5,549          7,024            7,742              8,345
                                       ----------      ----------     ----------       ----------         ----------
    Net interest income                     9,997          11,013         13,029           15,762             16,895
  Provision for loan and
    lease losses                              792             533            773            2,124              1,046
                                       ----------      ----------     ----------       ----------         ----------
  Net interest income after
    provision for loan and
    losses                                  9,205          10,480         12,256           13,638             15,849
  Non-interest income                       3,509           5,747          8,109           12,473             19,523
  Non-interest expense                      9,149          11,325         15,496           19,578             28,494
    Income before provision for
      income taxes                          3,565           4,902          4,869            6,533              6,878
  Provision for income taxes                1,363           1,926          1,611            2,517              2,271
                                       ----------      ----------     ----------       ----------         ----------
    Net income                         $    2,202      $    2,976     $    3,258       $    4,016         $    4,607
                                       ==========      ==========     ==========       ==========         ==========


(Dollars In Thousands except per share data)

                                                                   As Of And For The
                                                               Years Ended December 31,
                                       -----------------------------------------------------------------------------

                                          1995 (1)        1996           1997             1998               1999
                                       ----------      ----------     ----------       ----------         ----------
Balance Sheet Data
  Investment securities                $   53,875      $   39,933     $   80,180       $   77,802         $  115,360
  Total net loans and leases           $  115,117      $  142,824     $  157,512       $  186,038         $  225,122
  Total assets                         $  193,912      $  214,738     $  284,087       $  319,975         $  423,649
  Total deposits                       $  174,526      $  192,576     $  255,186       $  283,967         $  378,630
  Total shareholders' equity           $   16,934      $   19,600     $   23,554       $   27,848         $   34,139

Per Share Data (2)
  Net income
    Basic                              $     0.48      $     0.64     $     0.69       $     0.82         $     0.91
    Diluted                            $     0.45      $     0.58     $     0.61       $     0.75         $     0.83
  Book value                           $     3.65      $     4.18     $     5.94       $     5.66         $     6.56
  Weighted average shares outstanding
    Basic                               4,624,000       4,637,000      4,756,000        4,876,000          5,049,000
    Diluted                             4,913,000       5,135,000      5,325,000        5,379,000          5,557,000
    Actual                              4,636,000       4,694,000      4,769,000        4,917,000          5,204,000

Selected Ratios (3)
  Return on average assets                   1.22%           1.48%          1.30%            1.32%              1.27%

  Return on average equity                  14.57%          16.96%         14.50%           16.02%             15.10%

  Total loans to deposits                   65.96%          74.17%         61.72%           65.51%             59.46%

  Net interest margin                        6.07%           5.98%          5.85%            5.94%              5.39%

  Efficiency ratio (3)                      67.74%          67.57%         73.31%           69.34%             78.24%

Asset Quality Ratios
  Reserve for loan and lease losses to:
    Ending total loans and leases            1.60%           1.48%          1.48%            1.62%              1.47%

    Non-performing assets                  195.60%         351.80%        128.02%          420.22%            286.91%

  Non-performing assets to
    ending total assets                      0.49%           0.28%          0.65%            0.23%              0.28%

  Net loan and lease charge-offs
    (recoveries) to average
    loans and leases                         0.25%           0.19%          0.36%            0.82%              0.35%

  Reserve/non-performing loans             195.60%         569.23%        139.14%          553.44%            319.73%

Capital Ratios
  Average stockholders' equity
    to average assets                        8.40%           8.85%          8.48%            8.35%              8.42%

  Tier 1 capital ratio (4)                  11.37%          11.35%         10.79%           10.41%             10.90%

  Total risk-based capital ratio (5)        12.62%          12.60%         12.02%           11.66%             12.07%

  Leverage ratio (6)                         7.64%           8.53%          7.38%            7.23%              7.50%

Other
  Average assets                       $  180,584      $  201,780     $  251,095       $  304,515         $  362,427
  Average earning assets               $  164,844      $  183,930     $  222,555       $  265,355         $  314,038
  Number of branch offices (7)                  7               8              9                8                 11
  Number of full-time equiv. employees        130             175            209              250                318


(1) Represents financial data for Humboldt Bank. Humboldt Bancorp completed its reorganization as a holding company on January 2, 1996.

(2) Per share data reflects retroactive restatement for 10% stock dividends in 1994, 1995, 1996, 1997, 1998, and 2000, and a five-for-two stock split in
     1999. The per share data does not reflect the 49,502 shares of Humboldt Bancorp restricted common stock because of the contingencies on the stock.

(3) Efficiency ratio is non-interest expense divided by the sum of net interest income plus non-interest income.

(4)  Tier I capital divided by risk-weighted assets.

(5)  Total capital divided by risk-weighted assets.

(6)  Tier I capital divided by average assets.

(7)  Including head office.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS


                          HUMBOLDT BANCORP MANAGEMENT'S
                 DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

        The following management's discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of the factors described in the section entitled "Risk Factors" and elsewhere in this document.

General

        Humboldt Bancorp's results of operations are primarily dependent upon the results of operations of Humboldt Bank and Capitol Valley Bank and, to a lesser extent, Bancorp Financial Services. Humboldt Bank and Capitol Valley Bank conduct general commercial banking business, such as gathering deposits from the general public and applying those funds to the origination of loans for commercial, consumer and residential purposes. Bancorp Financial Services makes consumer automobile loans and commercial equipment leases of less than $100,000 to small businesses. Reference to Humboldt Bancorp in this section constitutes reference to Humboldt Bank and Capitol Valley Bank. Reference to Humboldt Bank is a reference to just Humboldt Bank and reference to Capitol Valley Bank is a reference to just Capitol Valley Bank.

        Humboldt Bancorp's profitability depends on net interest income, which is the difference between (i) interest income generated by interest-earning assets (i.e., loans and investments) and (ii) interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the difference ("interest rate spread") between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities, as well as the relative amounts of interest-earning assets and interest-bearing liabilities. If the total of interest-earning assets approximates or exceeds the total of interest-bearing liabilities, any positive interest rate spread will generate net interest income. Financial institutions have traditionally used interest rate spreads as a measure of net interest income. Another indication of an institution's net interest income is its "net yield on interest-earning assets" or "net interest margin," which is net interest income divided by average interest-earning assets.

        Because of the limited loan growth in the Humboldt-Trinity, California area, a substantial part of our revenues are also derived from non-interest income. Non-interest income consists primarily of fees generated by the Merchant Bankcard and Issuing Bankcard (Credit Card) Departments and lease residuals and rentals generated by the Lease Finance Department. During the year ended December 31, 1994, Humboldt Bank began to emphasize the growth in such fees and other income. For the years ended December 31, 1999, 1998, and 1997, fees and other income were $16.7 million, $9.7 million, and $6.9 million, respectively. Of this growth, most can be attributed to Humboldt Bank's Merchant Bankcard processing fees. During 1999, Humboldt Bank continued to reduce its Issuing Bankcard (Credit Card) activities. This planned reduction in credit card receivables was initiated in early 1997 due to increased competition in all credit card issuing markets and a noticeable trend of increased charge-offs in connection with credit card receivables. The focus of the Issuing Bankcard (Credit Card) Department is now issuance of credit cards to Humboldt Bank customers.

        Although Humboldt Bancorp intends to diversify its growth of traditional banking through the establishment of Capitol Valley Bank and acquisition of
Capitol Thrift, Humboldt Bancorp will continue to emphasize revenues from non-interest income sources. For example, during 1997 Humboldt Bancorp, along with Tehama Bancorp, formed Bancorp Financial Services. Bancorp Financial Services makes consumer automobile loans and commercial equipment leases, of less than $100,000, to small businesses. Humboldt Bank's Lease Finance Department operations, on the other hand, consist principally of the leasing of point-of-sale terminals, printers for credit card vouchers and related equipment. Humboldt Bancorp accounts for its investment in Bancorp Financial Services using the equity method in which only Humboldt Bancorp's net investment in Bancorp Financial Services is accounted for on Humboldt Bancorp's financial statements rather than Bancorp Financial Services' financial statements being consolidated with Humboldt Bancorp's financial statements. Therefore, the following discussion does not include a detailed description of Bancorp Financial Services' operations.

        Humboldt Bancorp's profitability is also affected by such factors as the level of non-interest expenses, the provision for loan losses, and the effective tax rate. Non-interest expenses consist of salaries and benefits, fixed assets (occupancy related expenses), and Merchant Bankcard expenses.

        Management's discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the consolidated financial condition and results of operations of Humboldt Bancorp and Humboldt Bank for the fiscal years ended December 31, 1999, 1998 and 1997, and of Humboldt Bancorp, Humboldt Bank and Capitol Valley Bank for the year ended
December 31, 1999. This discussion should be read in conjunction with the consolidated financial statements and related footnotes presented elsewhere herein.

Summary of Operations

        For the year ended December 31, 1999, net income was $4.6 million, an increase of 15.0% over net income of $4.0 million earned during the same period in 1998. Diluted earnings per share were $0.83 and $0.75 for the years ended December 31, 1999, and 1998, respectively. The return on average assets for the years ended December 31, 1999 and 1998, was 1.27% and 1.32% respectively. The return on average equity for the years ended December 31, 1999 and 1998, was 15.10% and 16.02% respectively. The increase in earnings for the year ended December 31, 1999, versus the prior period in 1998 can be attributed to growth in earning assets, fee income growth, and increased customer activity in our Merchant Bankcard product.

        Humboldt Bancorp reported net income of $4.0 million for the year ended December 31, 1998, compared to $3.3 million for the year ended December 31, 1997. The increase in net income is attributable to an increase of $2.8 million or 21.5% in net interest income and an increase in other non-interest income of $4.4 million or 54.3%. These increases were offset by an increase in provision for loan losses of $1.3 million or 162.5%, an increase in other non interest expense of $4.1 million or 26.5% and an increase in provision for income taxes of $.9 million or 56.2%. The increase in net interest income is attributable to the substantial increase in earning assets and a slight increase in the net interest yield. The increase in non-interest income is primarily attributable to substantial increases in the Lease Finance, Merchant Bankcard, and Issuing
Bankcard (Credit Card) Departments' income and to increases in service charges on deposit accounts. The increase in non-interest expense is primarily attributable to increases in salaries and employee benefits and Merchant Bankcard expenses. These increases can be attributed to the continued growth of Humboldt Bank and Humboldt Bancorp. These increases were offset in part by a decrease in Issuing Bankcard (Credit Card) Department expenses. The increase in provision for loan losses is attributable to an increase in loans originated by Humboldt Bank, and an increase in charge-offs in the Issuing Bankcard (Credit
Card) Department and Lease Finance Department.

Results of Operations

        Net Interest Income

        Net interest income represents the excess of interest income and loan fees earned by Humboldt Bancorp on its earning assets over the interest expense paid on its interest bearing liabilities and other borrowed money. Net interest income as a percentage of average interest-earning assets is referred to as net interest margin. The levels of interest-earning assets and interest-bearing liabilities as well as changes in interest rates affect the level of net interest income. During periods of rapidly changing interest rates, Humboldt Bancorp's earnings can be significantly affected because interest rates on a substantial amount of the earning assets are tied to prime and therefore tend to change immediately, whereas interest rates on liabilities have a tendency to change more slowly, and normally only upon the maturity of the liability.

Average Balances and Average Rates Earned and Paid

        The following table shows unaudited average balances and interest income or interest expense, with the resulting average yield or rates by category of earning assets or interest-bearing liabilities.


(Dollars in Thousands)
                                      Year Ended December 31, 1997    Year Ended December 31, 1998    Year Ended December 31, 1999
                                      ----------------------------- -------------------------------  ------------------------------
                                                            Average                       Average                          Average
                                                  Interest  Yields              Interest   Yields                Interest   Yields
(Unaudited)                            Average     Income     or     Average     Income      or      Average      Income      or
                                       Balance   or Expense  Rate    Balance   or Expense   Rate     Balance    or Expense   Rate
                                      ---------  ---------- ------  ---------  ----------  ------  ----------   ----------  ------
Interest-earning assets:
  Loans and Leases                    $ 151,695  $   15,961  10.52% $ 175,173  $   18,762  10.71%  $  200,986   $  19,186    9.55%
  Investment securities:
    Taxable securities                   46,989       2,783   5.92     63,494       3,317   5.22       67,950       3,773    5.55
    Nontaxable securities (1)            10,396         569   5.47     13,682         739   5.40       16,292         875    5.37
    Interest-earning balances due
      From banks                          2,164         128   5.91      3,502         174   4.97        2,089          90    4.31
  Federal funds sold                     11,311         612   5.41      9,504         512   5.39       26,202       1,316    5.02
                                      ---------  ---------- ------  ---------  ----------  ------  ----------   ----------  ------
    Total interest-earning
      assets(2)                         222,555      20,053   9.01    265,355      23,504   8.86      313,519      25,240    8.05
Cash and due from banks                  12,679                        20,157                          26,168
Premises and equipment, net               5,860                         7,120                           8,745
Loan and lease loss allowance            (2,312)                       (2,626)                         (3,191)
Other assets                             12,313                        14,509                          17,186
                                      ---------                     ---------                      ----------
    Total assets                      $ 251,095                     $ 304,515                      $  362,427
                                      =========                     =========                      ==========
Interest-bearing liabilities:
  Interest-bearing checking and
    Savings accounts                  $  66,153       1,516   2.29% $  72,594       1,439   1.98%  $   79,955       1,423    1.78%
  Time deposit and IRA accounts         100,072       5,457   5.45    114,633       6,126   5.34      134,608       6,601    4.90
  Borrowed funds                            828          51   6.16      3,003         177   5.89        4,487         321    7.15
                                      ---------  ---------- ------  ---------  ----------  ------  ----------   ----------  ------
  Total interest-bearing liabilities    167,053       7,024   4.20    190,230       7,742   4.07      219,050       8,345    3.81
Non-interest-bearing deposits            59,050                        83,965                         106,829
Other liabilities                         3,694                         4,883                           6,030
                                      ---------                     ---------                      ----------
    Total liabilities                   229,797                       279,078                         331,909
Stockholders' equity                     21,298                        25,437                          30,518
                                      ---------                     ---------                      ----------
  Total liabilities and
    stockholders' equity              $ 251,095                     $ 304,515                      $  362,427
                                      =========                     =========                      ==========
Net interest income                              $   13,029                    $   15,762                       $  16,895
                                                 ==========                    ==========                       =========
Net interest spread                                           4.81%                         4.79%                            4.24%
                                                            ======                         ======                            =====
Average yield on average
  earning assets (1)                                          9.01%                         8.86%                            8.05%
                                                            ======                         ======                            =====
Interest expense to average
  earning assets                                              3.16%                         2.92%                            2.66%
                                                            ======                         ======                            =====
Net interest margin (3)                                       5.85%                         5.94%                            5.39%
                                                            ======                         ======                            =====



(1)  Tax-exempt income has not been adjusted to its tax-equivalent basis.

(2)  Non-accrual loans are included in the average balance.

(3) Net interest margin is computed by dividing net interest income by total average earning assets.

Analysis of Changes in Interest Differential

        The following table shows the Unaudited dollar amount of the increase (decrease) in Humboldt Bancorp's net interest income and expense and attributes such dollar amounts to changes in volume as well as changes in rates. Rate and volume variances have been allocated proportionally between rate and volume changes.


                                        Year Ended                   Year Ended                    Year Ended
(Dollars in Thousands)             December 31, 1997              December 31, 1998            December 31, 1999
                                        over 1996                     over 1997                    over 1998
                               --------------------------    --------------------------    --------------------------
                               Increase (Decrease) Due To    Increase (Decrease) Due To   Increase (Decrease) Due To
                               --------------------------    --------------------------   ---------------------------
                                Volume    Rate     Total     Volume     Rate     Total    Volume     Rate      Total
                               -------   ------   -------   -------   -------   -------   -------  --------   -------
Interest Income
Attributable To:
  Loans and Leases             $ 1,842   $ 346    $ 2,188   $ 2,451   $  350    $ 2,801   $ 2,465  $ (2,041)  $   424
  Securities                       976      10        986     1,220     (516)       704       387       205       592
  Balance due from banks            63      16         79        13       33         46       (61)      (23)      (84)
  Federal funds sold               213      25        238       (98)      (2)      (100)      838       (34)      804
                               -------   ------   -------   -------   ------    -------   -------  --------   -------
    Total increase (decrease)    3,094     397      3,491     3,586     (135)     3,451     3,629    (1,893)    1,736
                               -------   ------   -------   -------   ------    -------   -------  --------   -------
Interest Expense
Attributable To:
  Now and Super Now                 29      (2)        27        28      (11)        17        26       (42)      (16)
  Savings                           73     (29)        44        19        -         19        76        44       120
  Money Market                     114      87        201        88     (201)      (113)       19      (138)     (119)
  Time Deposits                  1,106      95      1,201       795     (126)       669     1,004      (530)      474
  Borrowed funds                     2       -          2       174      (48)       126       106        38       144
                               -------   ------   -------   -------   ------    -------   -------  --------   -------
    Total increase (decrease)    1,324     151      1,475     1,104     (386)       718     1,231      (628)      603
                               -------   ------   -------   -------   ------    -------   -------  --------   -------
Total Change in Net Interest     1,770     246      2,016     2,482      251      2,733     2,398    (1,265)    1,133
                               =======   =====    =======   =======   ======    =======   =======  ========  ========


        Net interest income for the year ended December 31, 1999, was $16.9 million, an increase of $1.1 million compared to $15.8 million in 1998. The increase in net interest income is attributable to an increase of $1.7 million in income earned from interest-earning assets offset by an increase of $0.6 million in expense from interest-bearing liabilities. Interest expense increased 7.8% to $8.3 million for the year-ended December 31, 1999, compared to $7.7 million for the year-ended December 31, 1998. The increase in interest expense was primarily a result of increased volume, partially offset by falling interest rates.

        Total interest-earning assets averaged $313.5 million at year-end December 31, 1999, compared to $265.4 million at year-end December 31, 1998. Most of the increase was due to an increase in loans and federal funds sold with a smaller increase in investment securities being offset by a small decrease in due from banks time. The average yield on interest-earning assets decreased to 8.1% at year-end December 31, 1999 compared to 8.9% at year-end December 31, 1998.

        Interest-bearing liabilities averaged $219.1 million at year-end December 31, 1999, compared to $190.2 million at year-end December 31, 1998. The average cost of these liabilities decreased at year-end December 31, 1999, to 3.8% from 4.1% at year-end December 31, 1998. The average cost of interest-bearing liabilities decreased primarily as a result of declining interest rates in 1999. Although further competitive pressure is expected in expanding deposit relationships, management, as a matter of policy, does not seek to attract high-priced, brokered deposits. In the near-term, management does not anticipate Humboldt Bancorp's net interest margins will be significantly impacted by competitive pressure for deposit accounts, although there can be no assurance that this will not occur.

        Net interest income for the year-ended 1998 totaled $15.8 million compared with $13.0 million for the year ended 1997. The increase in net interest income was attributable to a significant increase in earning assets and a slight increase in net interest yield. The yield on loans increased by 0.2%, over the same period in 1997 and the cost of funds decreased 0.1%. The reference rate used to price a significant portion of the loan portfolio at December 31, 1999, 1998 and 1997 was 8.50%, 7.75% and 8.50% respectively. At December 31,
1999, 1998 and 1997 net loans and leases comprised 71.7%, 70.1% and 70.8% of average earning assets.

        At December 31, 1999, 1998 and 1997 loan fees included in net interest income were $983,000, $1.4 million and $729,000 respectively.

Provision for Loan and Lease Losses

        A reserve for loan and lease losses is maintained at a level that management of Humboldt Bancorp considers adequate for losses that can be reasonably anticipated. The reserve is increased by a charge to operating expenses referred to as a provision for loan and lease losses, and is reduced by the net loan that is charged-off. See "Loan Losses and Recoveries" for a discussion of reserves and net loans charged-off and a table summarizing the changes in the reserve for loan and lease losses. The provision for loan and lease losses does not contain charges related to the activities of the Merchant Bankcard Department since merchant bankcard accounts are not reflected as loans, and Merchant Bankcard Department's reserves do not constitute loan reserves.

        For the year-ended December 31, 1999, management charged $1.0 million to Humboldt Bancorp's provision for loan and lease losses compared to $2.1 million for the year-ended December 31, 1998. This was a 52.4% decrease from the prior year. The decrease in the provision for loan and lease losses was directly related to a decline in anticipated credit cards charged-off. Net credit cards charged-off for the year-ended December 31, 1999, were $405,000 compared to $851,000 for the same period ended December 31, 1998.

        For the years ended December 31, 1999, 1998 and 1997, management charged $1.0 million, $2.1 million, and $773,000, respectively to Humboldt Bancorp's provision for loan and lease losses. The ratio of the reserve for loan and lease losses to total loans and leases at December 31, 1999, 1998, and 1997, equaled 1.5%, 1.6%, and 1.5%, respectively. The decrease in the provision from 1998 to 1999 was due to a decrease in leases and credit cards charged-off and an increase in recoveries from charged- off credit cards. The increase in the provision from 1997 to 1998 is attributable to an increase in loans originated, an increase in credit cards charged-off, and an increase in charged-off leases.

Non-Interest Income

        The  following  table  sets  forth  components  of  Humboldt   Bancorp's
non-interest income:



                                                              Year Ended December 31,
                                                     ---------------------------------------
                                                       1997          1998             1999
                                                     --------      --------         --------
                                                                (Dollars in Thousands)
Fees and Other Income:
  Merchant credit card processing fees               $  3,906      $  6,177         $ 13,178
  Lease residuals and rentals                           1,306         1,575            1,250
  Credit Card program fees                                778         1,019              519
  Equity income of Bancorp Financial Services              22           259              450
  Fees for customer services                              291           346              415
  Earnings on life insurance                              195           106              161
  Loan and lease servicing fees                           346            87              293
  Other                                                    67           162              386
                                                     --------      --------         --------
    Total Fees and Other Income                         6,911         9,731           16,652
Service charges on Deposit Accounts                     1,300         2,097            2,411
Net Gain (Loss) on Sale of Loans                         (204)          645              695
Net Investment Securities Gains (Losses)                  102             -             (235)
                                                     --------      --------         --------
  Total Non-Interest Income                          $  8,109      $ 12,473         $ 19,523
                                                     ========      ========         ========


        Non-interest income is primarily derived from Merchant Bankcard fees, services charges on deposit accounts, Lease Finance Department lease residuals and rentals, and Issuing Bankcard (Credit Card) fees.

        During the past four fiscal years, Humboldt Bank's Merchant Bankcard Department has increased in importance to Humboldt Bank's revenues. Humboldt Bank offers merchant bankcard services to a variety of merchants located throughout the United States, including first time merchants and small to medium-sized merchants in the retail, telephone, mail order and Internet commerce industries. In general, merchant bankcard services involve collecting funds for, and crediting the accounts of, merchants for sales of merchandise and services to credit card customers. For its services, Humboldt Bank receives a service fee and other processing fees. Also, as of December 31, 1999, 1998, and 1997, Humboldt Bank held merchant reserves primarily in non-interest bearing accounts of $54.2 million, $47.0 million, and $33.0 million, respectively.

        During 1996, Humboldt Bank actively pursued credit card income through nationwide secured and unsecured credit card programs. In early 1997, this strategy was abandoned due to a perceived increase in credit risk and extreme competition from major credit card issuers. Currently, management estimates that at present levels of credit card receivables, Humboldt Bank makes a modest monthly profit net of service expenses and write-offs. Therefore, while Humboldt Bank intends to continue credit card lending to its customer base, there are no further plans to solicit credit card business beyond its market areas.

        Non-interest income increased $7.0 million, or 56.0% for the year-ended December 31, 1999, compared to the year-ended December 31, 1998. The principal reason for this increase was income generated by Merchant Bankcard operations. During 1999, Merchant Bankcard operations generated $13.2 million in income compared to $6.2 million in 1998.

        Non-interest income for 1998 totaled $12.5 million, an increase of $4.4 million or 54.3% from $8.1 million earned in 1997. The increases for the year ended 1998, compared to the year ended 1997, are attributable primarily to the activities of the Merchant Bankcard, and to a lesser extent, the activities of the Lease Finance and Issuing Bankcard (Credit Card) Departments, plus an increase in service charges on deposit accounts. The increase in gain on sale of loans is attributable in part to selling some portfolio loans at a gain. The decrease in gain on sale of investments is attributable to fact that no investments were sold in 1998. Service charges on deposit accounts increased $.8 or 61.5%, fees and other income increased $2.8 million or 40.6%, and all other non-interest income increased $.8 or 900.0%.

Non-Interest Expense

        Non-interest expenses consist principally of employees' salaries and benefits, Merchant Bankcard expenses, and fixed asset (occupancy and equipment) expenses. Non-interest expense increased $8.9 million, or 45.4%, to $28.5 million for the year-ended December 31, 1999, compared to $19.6 million in the corresponding period of 1998. This was due to increases in Merchant Bankcard operation expense of $4.7 million, as well as increases in salary and employee benefits of $2.7 million, primarily relating to the increase in personnel. Salaries and employee benefits represented the single largest component of non-interest expense: $12.0 million or 42.2% in 1999. Humboldt Bancorp's investments in new and expanded technology to support internal services, to ensure Year 2000 compliance, and to provide additional technology-based products for Humboldt Bancorp's customers, also resulted in expense increases.

        Non-interest expense for the year ended 1998 totaled $19.6 million, an increase of $4.1 million or 26.5% from the year ended 1997. Salaries and employee benefits represented the single largest component of non-interest expense: $9.2 million or 46.7% in 1998 and $6.8 million or 43.9% in 1997. Full -time equivalent employees numbered 318, 250, and 209 on December 31, 1999, 1998, and 1997, respectively.

        Fixed assets expense increased $312,000 or 11.5% to $3.0 million for the year ended 1999. This increase can be attributed to increased maintenance and repairs on older equipment, and increased rental expense, partially offset by increased rental income. Fixed assets expense increased $245,000 or 9.9% to $2.7 million for the year ended 1998. This increase can be attributed to increased maintenance and repairs on older equipment, and increased rental expense, partially offset by increased rental income. Humboldt Bancorp's fixed assets expense is anticipated to increase in 2000 due to the planned opening of a new headquarters; a new branch; the commencement of operations at the Capitol Thrift branches; and the acquisition of the two former CalFed branches located in Ukiah and Eureka.

        Other expenses (excluding salaries and employee benefits and fixed assets), increased $5.9 million or 76.6% in 1999 from 1998, and increased $1.5 million or 24.2% in 1998 from 1997 primarily due to the Merchant Bankcard program in 1999 and1998.

        The  following   table   summarizes  the   significant   components  and
percentages of non-interest expense for the years ended December 31, 1997, 1998 and 1999:


(Dollars in Thousands)
                                                 1997                  1998                  1999
                                         ------------------    ------------------    ------------------

Salaries and employee benefits           $  6,806    43.92%    $  9,151    46.74%    $ 11,866    41.64%
Net occupancy and Equipment expense         2,466    15.91        2,711    13.85        3,023    10.61
Merchant credit card program (1)              822     5.30        2,665    13.61        7,460    26.18
Professional and other outside services     1,342     8.66        1,122     5.74        1,446     5.07
Credit card program                         1,021     6.59          346     1.77          240     0.84
Stationery, supplies & postage                887     5.72          884     4.52          955     3.35
Amortization of core deposit Intangible       426     2.75          372     1.90          459     1.61
FDIC and other insurance                      164     1.06          186     0.95          217     0.76
Advertising                                   265     1.71          247     1.26          412     1.45
Development                                   242     1.56          249     1.27          414     1.45
Telephone and travel                          478     3.08          598     3.05          870     3.05
Data processing and ATM fees                  170     1.10          324     1.65          299     1.05
Other                                         407     2.64          723     3.69          833     2.91
                                         ------------------    ------------------    ------------------
Total expenses                           $ 15,496   100.00%    $ 19,578   100.00%    $ 28,494   100.00%
                                         ==================    ==================    ==================


(1) Merchant Bankcard expenses includes merchant and proprietary related expenses only. Salaries and employee benefits are included in salary and employee benefits above.

Provision for Income Taxes

        The provision for income taxes for the year-ended December 31, 1999 was $2.3 million representing an effective tax rate of 33.0%, compared to $2.5 million, or 38.5% for the year-ended December 31, 1998.

        The provision for income taxes totaled $2.5 million for the year ended 1998, an increase of $906,000 or 56.2% from the year ended 1997. The increase in 1998 was the result of increased pre-tax income partially offset by Humboldt Bancorp taking advantage of some deferred tax benefits. The 1998 effective tax rate of 38.5% and the 1997 effective tax rate of 33.1% on reported income was below the expected statutory federal rate of 34.0% and the state franchise tax rate of 7.1% (net of the federal benefit) principally because of exemptions for Enterprise Zone loans for state tax purposes, exemptions for municipal obligations for federal purposes, key-person insurance, low income housing credits and other permanent differences.

Investments

        Humboldt Bancorp invests excess funds in a variety of instruments in order to meet liquidity and profitability goals. A portion of available funds is invested in liquid investments including overnight federal funds. The balance is invested in investment securities including U.S. Treasury and Agency securities such as CMOs, tax-exempt municipal bonds, corporate bonds, and Federal Home Loan Bank and Federal National Mortgage Corporation stock.

        At December 31, 1999, Humboldt Bancorp's portfolio of investment securities market value totaled $115.4 million, an increase of $37.6 million compared to its December 31, 1998, securities portfolio of $77.8 million, representing an increase of 48.3% from the prior year-end.

     The following table provides the amortized cost of Humboldt Bancorp's portfolio of investment securities as of December 31, 1997, 1998, and 1999:

                                                  As of December 31,
(Dollars in Thousands)                  -----------------------------------

                                           1997         1998        1999
                                        --------     --------    ---------
Investments available-for-sale:
U.S. Treasury and agencies              $  2,996     $  3,000    $   3,551
CMOs issued by U.S. agencies              62,433       56,682       87,316
Obligations of political subdivisions     12,190       16,227       19,614
Corporate debt and other securities        1,286        1,062        5,480
                                        --------     --------    ---------
  Total investment securities           $ 78,905     $ 76,971    $ 115,961
                                        ========     ========    =========

     Investment securities at the dates indicated consisted of the following:



                                              As of                          As of                                 As of
(Dollars in Thousands)                  December 31, 1997              December 31, 1998                    December 31, 1999
                               -------------------------------  -------------------------------    ---------------------------------
                                              Approx.                         Approx.                              Approx.
                                Amortized     Market      %      Amortized    Market       %         Amortized     Market       %
                                  Cost        Value     Yield*     Cost       Value      Yield*        Cost        Value      Yield*
                               ----------   ---------   ------   ---------   --------    ------    -----------   ---------    ------

U.S. Treasury and agencies:
  Three months or less         $      -     $      -        -%   $    999    $  1,000     6.04%    $   1,000     $  1,000     4.82%
  Three to twelve months              -            -        -       2,001       2,013     6.20             -            -        -
  One to three years              2,996        3,007     6.15           -           -        -         2,551        2,537     5.70
CMO issued by U.S. agencies:
  Three months or less              769          771     9.00       1,398       1,348     9.08           697          697     7.85
  Three to twelve months          8,960        9,048     8.08      11,384      11,384     4.16        11,374       11,396     7.36
  One to three years             19,020       19,200     6.58      35,821      35,780     4.80        56,381       56,079     6.09
  Three to five years            32,545       32,935     6.09       6,019       6,019     4.21        12,130       12,070     5.22
  Five to fifteen years           1,140        1,160     6.14       2,060       2,083     4.60         6,733        6,655     7.25
Obligations of political
  subdivisions:
  Three months or less                -            -        -         280         286     7.50             -            -        -
  Three to twelve months            102          104     7.99           -           -        -             -            -        -
  One to three years                283          292     7.45         235         243     7.75           485          496     9.11
  Three to five years             1,179        1,226     8.07       1,238       1,281     8.20         1,328        1,341     9.01
  Five to fifteen years           6,016        6,381     7.82       8,324       8,920     7.75        11,982       11,950     7.47
  Over fifteen years              4,610        4,768     7.67       6,150       6,380     7.06         5,820        5,714     7.29

Corporate debt and other
  securities:
  Three months or less              664          664     8.35       1,062       1,065     6.22         1,000        1,000     4.82
  Three to twelve months            175          178     8.35           -           -        -           625          625     5.96
  Five to fifteen years             446          446     6.00           -           -        -         3,855        3,800     7.41
                               --------     --------     ----    --------    --------     ----     ---------     --------     ----
    Total securities           $ 78,905     $ 80,180     6.28%   $ 76,971    $ 77,802     5.38%    $ 115,961     $115,360     6.47%
                               ========     ========     ====    ========    ========     ====     =========     ========     ====

        At December 31, 1999, the amortized cost of the following issuers' securities exceeded ten percent of Humboldt Bancorp's capital.

(Dollars            Issuer         Amortized cost        Market Value
in Thousands)       ------         --------------        ------------

                  FRMAC CMOs        $33,217,096           $32,987,013
                  FNMA CMOs         $27,631,168           $27,499,179
                  GNMA CMOs         $10,165,933           $10,071,828
                  FHLMC CMOs        $ 4,546,539           $ 4,613,594
                  SLMA CMOs         $10,595,252           $10,575,725

        Humboldt Bancorp does not own securities of a single issuer whose aggregate book value is in excess of its total equity.

Loans

        Humboldt Bancorp concentrates its lending activities in real estate, commercial, lease financed, credit card and consumer loans, made primarily to individuals and businesses located in Northern California.

        At December 31, 1999, Humboldt Bancorp had total net loans outstanding of $225.1 million. This represented 59.5% of total consolidated deposits and 53.1% of total consolidated assets of Humboldt Bancorp. At December 31, 1998, Humboldt Bancorp had total net loans outstanding of $186.0 million. This represented 65.5% of total consolidated deposits and 58.1% of total consolidated assets of Humboldt Bancorp. At December 31, 1997, Humboldt Bancorp had total net loans outstanding of $157.5 million. This represented 61.7% of total consolidated deposits and 55.4% of total consolidated assets.

        Types  of  Loans.   The  table  below  shows  the  composition  of  loan
or type of borrower at the dates indicated:

(Dollars in Thousands)                     As of                  As of
                                     December 31, 1995      December 31, 1996
                                 -----------------------  ---------------------
Type of Loan                       Amount     Percentage    Amount   Percentage
------------                     ---------    ----------  ---------  ----------
Real estate-secured loans:
   Construction                  $  15,874      13.79%    $  21,205     14.85%
   Residential                      23,036      20.01        31,519     22.07
   Commercial & agricultural        54,879      47.67        61,030     42.73
                                 ---------     ------     ---------    ------
     Total real estate loans        93,789      81.47       113,754     79.65
Commercial                          16,284      14.15        20,559     14.39
Lease financing                      3,974       3.45         3,168      2.22
Credit card and related accounts     1,203       1.05         2,021      1.42
Consumer                             2,192       1.90         2,508      1.76
Other                                  159       0.14         3,725      2.60
                                 ---------     ------     ---------    ------
   Total loans and leases          117,601     102.16       145,735    102.04

Less:
   Deferred loan fees                 (616)     (0.54)         (765)    (0.54)

(Dollars in Thousands)                     As of                  As of
                                     December 31, 1995      December 31, 1996
                                 -----------------------  ---------------------
Type of Loan                       Amount     Percentage    Amount   Percentage
------------                     ---------    ----------  ---------  ----------

Allowance for loan losses           (1,868)     (1.62)       (2,146)    (1.50)
Loans and lease receivable, net  $ 115,117     100.00%    $ 142,824    100.00%




                                                   As of                     As of                       As of
(Dollars in Thousands)                       December 31, 1997         December 31, 1998           December 31, 1999
                                         ----------------------    -----------------------     -----------------------
Type of Loan                               Amount    Percentage      Amount     Percentage       Amount     Percentage
                                           ------    ----------      ------     ----------       ------     ----------
Real estate-secured loans:
   Construction                          $  20,165      12.80%     $  20,667       11.11%      $  22,118        9.82%
   Residential                              27,253      17.30         35,226       18.93          45,185       20.07
   Commercial & agricultural                65,772      41.76         80,197       43.11          99,053       44.00
                                         ---------     ------      ---------      ------       ---------      ------
     Total real estate loans               113,190      71.86        136,090       73.15         166,356       73.90
Commercial                                  28,091      17.83         33,981       18.27          39,295       17.45
Lease financing                              8,732       5.55          9,867        5.30          17,202        7.64
Credit card and related accounts             7,062       4.48          5,672        3.05           3,456        1.54
Consumer                                     2,440       1.55          2,110        1.13           1,938        0.86
Other                                        1,177       0.75          2,097        1.13           1,216        0.54
                                         ---------     ------      ---------      ------       ---------      ------
   Total loans and leases                  160,692     102.02%       189,817      102.03%        229,463      101.93%
Less:
   Deferred  loan fees                        (809)     (0.51)%         (724)      (0.39)%          (987)      (0.44)%
   Allowance for loan losses                (2,371)     (1.51)%       (3,055)      (1.64)%        (3,354)      (1.49)%
                                         ---------     ------      ---------      ------       ---------      ------
     Loans and lease receivable, net     $ 157,512     100.00%     $ 186,038      100.00%      $ 225,122      100.00%
                                         =========     ======      =========      ======       =========      ======


        At  December  31,  1999,  1998,  and  1997,   Humboldt  Bancorp  had  no
concentration of loans that exceeded 10% of total loans not otherwise identified by the categories set forth above.

        Real Estate - Construction

        Humboldt Bancorp makes loans to finance the construction of residential and commercial properties and to finance land acquisition and development. Construction and development loans are obtained principally through solicitations by Humboldt Bancorp and through continued business from builders and developers who have previously borrowed from Humboldt Bancorp. When the total amount of a loan would otherwise exceed Humboldt Bancorp's legal lending limit, Humboldt Bancorp sells participation interests to other financial institutions to facilitate the extension of credit.

        As of December 31, 1999, the breakdown of construction loans was as follows:

        Owner-Occupied Single Family Construction            $ 5,554,645
        Owner-Occupied Commercial Construction               $10,500,000
        Speculation Construction                             $ 3,965,422
        Acquisition/Development                              $ 2,098,413

        Humboldt Bancorp's owner-occupied single family construction loans typically have a maturity of up to nine months and are secured by deeds of trust and usually do not exceed 80% of the appraised value of the home to be built. All owner-occupied single family construction borrowers have been pre-qualified for long-term loans using Fannie Mae underwriting guidelines.

        Humboldt Bancorp also makes loans to developers, primarily in its service area, for the purpose of acquiring unimproved land and developing such land. These loans typically have a maturity of 12 to 24 months; have a floating rate tied to prime rate; usually do not exceed 75% of the appraised value; are secured by a first deed of trust and, in the case of corporations, are personally guaranteed. Loan commitment and origination fees of 1% to 2% are usually charged.

        All commercial construction loans are underwritten using the estimated cash flow the secured real property would provide in the event of default by the borrower. A debt coverage ratio of 1.25:1 is required. In all cases, Humboldt Bancorp pre-approves a long-term loan to pay off the construction loan.

        Risks associated with real estate construction loans are generally considered higher than risks associated with other forms of lending. Loan funds are advanced upon the security of the project under construction, which is more difficult to value prior to the completion of construction. Should a default occur which results in foreclosure, Humboldt Bancorp could be adversely affected in that it would have to control the project and attempt either to arrange for completion of construction or to dispose of the unfinished project.

        Humboldt Bancorp's underwriting criteria is designed to evaluate and minimize the risk of each construction loan. A wide variety of factors are carefully considered before originating a construction loan, including the availability of permanent financing to the borrower (which may be provided by Humboldt Bancorp at market rates); the reputation of the borrower and the contractor; independent valuations and reviews of cost estimates; pre-construction sale information and cash flow projections of the borrower. At the time of Humboldt Bancorp's origination of a construction loan to a builder, the builder often has a signed contract with a purchaser for the sale of the to-be-constructed house, which, by assuring the builder of a repayment source, lessens Humboldt Bancorp's underwriting risks on the construction loan. To reduce the risks inherent in construction lending, Humboldt Bancorp limits the number of properties which can be constructed on a "speculative" or unsold basis by a builder at any one time to 2 to 4 houses and requires the borrower or its principals personally to guarantee repayment of the loan. Moreover, Humboldt Bancorp controls certain of the risks associated with construction lending by requiring builders to submit itemized bills to Humboldt Bancorp, whereupon Humboldt Bancorp disburses the builder's loan funds directly to the contractor and subcontractors, rather than to the builder. For a contractor meeting specific criteria, loan funds may be disbursed directly to the contractor.

        Real Estate - Owner-Occupied, Single-Family Residential

        Humboldt Bancorp historically has been and continues to be an originator of owner-occupied, single-family, residential real estate loans in its market area. These residential loans as a percentage of total net loans outstanding were at December 31, 1999, 1998, and 1997, 20.1%, 18.9%, and 17.3% respectively.
The decrease in residential real estate loans in 1998 is attributable to the sale of portfolio loans. The higher volume of residential real estate loans in 1999 is attributable to lower rates at the beginning of 1999. Humboldt Bancorp also offers FHA and VA mortgage loans in its market area, which are underwritten and closed by a correspondent lender.

        Humboldt Bancorp originates owner-occupied, single-family, residential fixed-rate mortgage loans at competitive interest rates within its market area. Generally, Humboldt Bancorp sells these loans in the secondary market. Loans held for sale were at December 31, 1999, 1998, and 1997, $2.1 million, $7.7 million, and $48,000 respectively. These balances are included in Real Estate - Residential totals in the table above.

        Humboldt Bancorp also offers adjustable-rate residential mortgage loans. The adjustable-rate loans currently offered by Humboldt Bancorp have interest rates which adjust every one, three or five years from the closing date of the loan or on an annual basis commencing after an initial fixed-rate period of one, three or five years in accordance with a designated index.

        The retention of adjustable-rate loans in Humboldt Bancorp's portfolio helps reduce Humboldt Bancorp's exposure to increases or decreases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans. However, there can be no assurance that yields on Humboldt Bancorp's adjustable-rate loans will fully adjust to compensate for increases in Humboldt Bancorp's cost of funds.

        Humboldt Bancorp evaluates both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan. Humboldt Bancorp originates residential mortgage loans with loan-to-value ratios of up to 95%. On any mortgage loan exceeding an 80% loan-to-value ratio at the time of origination, however, Humboldt Bancorp requires private mortgage insurance in an amount intended to reduce Humboldt Bancorp's exposure to 80% of the appraised value of the underlying collateral.

        Residential mortgage loan origination come from a number of sources, including solicitations by Humboldt Bancorp, referrals by builders and real estate brokers, existing borrowers and depositors, and walk-in customers. Loan applications are accepted at all of Humboldt Bancorp's offices.

        At December 31, 1999, Humboldt Bancorp had approximately $15.7 million in owner-occupied home equity line of credit loans, representing approximately 6.97% of its net loan portfolio. Humboldt Bancorp's home equity lines of credit have adjustable interest rates tied to the prime interest rate plus a margin. Home equity lines of credit are secured by liens against owner-occupied, residential real property. Home equity loans are generally limited so that the amount of such loans, along with any senior indebtedness, does not exceed 80% of the value of the real estate security.

        Real Estate - Commercial and Agricultural

        Humboldt Bancorp's commercial real estate loan portfolio includes loans secured by small apartment buildings, strip shopping centers, small office buildings, farms and other business properties, generally located within Humboldt Bancorp's primary market areas. Commercial and agricultural loans as a percentage of total net loans outstanding were at December 31, 1999, 1998, and 1997, 44.0%, 43.1%, and 41.8%, respectively. Commercial and agricultural loans are secured by both commercial and non-owner occupied property.

        The breakdown by type of property securing these loans is as follows:

                4%     Multi-family property
                2%     Single-family residential non-owner occupied property
               12%     Equity line of credit

        Permanent commercial real estate loans have a maximum term of 10 years, with 25-year amortization schedules being the norm. Interest rates on permanent loans generally either adjust (subject, in some cases, to specified interest rate caps) at 1- to 5-year intervals to specified spreads over the related index. Commercial real estate loans are generally written in amounts up to 70% of the appraised value of the property or sale price.

        Commercial real estate loans generally present a higher level of risk than loans secured by owner-occupied, single family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project.

        Humboldt Bancorp entered into a number of SBA guaranteed loans and has loans where SBA has a subordinate lien position. These loans are eligible for sale on the secondary market. Humboldt Bancorp chose to sell SBA guaranteed loans in 1999 and1998 but did not choose to sell these types of loans in 1997.

        Business Loans

        Humboldt Bancorp's commercial loans consist of (i) loans secured by commercial real estate and (ii) business loans which are not secured by real estate or if secured by real estate, the principal source of repayment is expected to be business income. Business loans as a percentage of total net loans outstanding were at December 31, 1999, 1998, and 1997, 17.5%, 18.3%, and 17.8%, respectively. Business loans include revolving lines of credit, working capital loans, equipment financing, letters of credit and inventory financing.

        In recent years, Humboldt Bancorp has emphasized business lending. Humboldt Bancorp originates business loans to small and medium sized businesses in its market area. Humboldt Bancorp's business borrowers are generally small businesses engaged in manufacturing, distribution or retailing, or professionals in healthcare, accounting and law. Business loans are generally made to finance the purchase of inventory, new or used equipment or commercial vehicles and for short-term working capital. Equipment and inventory generally secure such loans, but unsecured loans may be granted. Business loans generally are made for terms of 5 years or less. Generally, business loans are made in amounts ranging between $50,000 and $300,000.

        Humboldt Bancorp underwrites its business loans on the basis of the borrower's cash flow and ability to service the debt from earnings rather than on the basis of underlying collateral value, and Humboldt Bancorp seeks to structure such loans to have more than one source of repayment. For loans with maturities exceeding one year, Humboldt Bancorp requires that borrowers and guarantors provide updated financial information at least annually throughout the term of the loan.

        Humboldt Bancorp's business loans may be structured as short-term loans, term loans or as lines of credit. Short-term business loans are for periods of 12 months or less and are generally self-liquidating from asset conversion cycles. Business term loans are generally made to finance the purchase of assets and have maturities of five years or less. Business lines of credit are typically made for the purpose of providing short-term working capital and are usually approved with a term of 12 months and are reviewed at that time to see if extension is warranted. Humboldt Bancorp also offers standby letters of credit for its business borrowers.

        Business loans are often larger and may involve greater risk than other types of lending. Because payments on such loans are often dependent on successful operation of the business involved, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. Humboldt Bancorp seeks to minimize these risks through its underwriting guidelines, which require that the loan be supported by adequate cash flow of the borrower, profitability of the business, collateral and personal guarantees of the individuals in the business. In addition, Humboldt Bancorp limits this type of lending to its market area and to borrowers with which it has prior experience or who are otherwise well known to Humboldt Bancorp.

        Lease Financing Loans

        Humboldt Bancorp makes lease financing loans to finance small ticket leases, such as leases of credit card processing software, terminals, swipe machines and related webpages. The dollar amount of each lease is under $2,500 and the term is approximately three to five years. Lease financing loans at December 31, 1999, 1998, and 1997 were $17.2 million, $9.9 million, and $8.7 million respectively. Lease financing loans as a percentage of total net loans outstanding at December 31, 1999, 1998, and 1997 were 7.6%, 5.3%, and 5.5%, respectively. The increase in Humboldt Bancorp's lease financing loans in 1998 was mostly attributable to an increase in credit card equipment and leases acquired from Humboldt Bancorp's joint venture subsidiary, Bancorp Financial Services. The decrease in Humboldt Bancorp's lease financing loans in 1999 was caused by a planned reduction in leases purchased from Bancorp Financial Services.

        Credit Card and Related Accounts

        Humboldt Bank offers credit card loans through its participation as a Principal Member of Visa. Management believes that providing credit card services helps Humboldt Bank remain competitive by offering customers an additional service.

        During 1996, Humboldt Bank began to actively pursue credit card income through nationwide secured and unsecured credit card programs. In early 1997, this strategy was abandoned due to a perceived increase in credit risk and extreme competition from major credit card issuers. Currently, management estimates that at present levels of credit card receivables, Humboldt Bank makes a modest monthly profit net of service expenses and write-offs. Therefore, while Humboldt Bank intends to continue credit card lending to its customer base, there are no further plans to solicit credit card business beyond its market areas. Credit card loans at December 31, 1999, 1998, and 1997 were $3.5 million, $5.7 million, and $7.1 million respectively. Credit card loans as a percentage of total net loans outstanding at December 31, 1999, 1998, and 1997 were 1.5%, 3.1%, and 4.5%, respectively. The rate currently charged by Humboldt Bank on its credit card loans ranges from 13.9% to 19.8%, and Humboldt Bank is permitted to change the interest rate on 30 days notice. Processing of bills and payments is contracted to an outside service. At December 31, 1999, Humboldt Bank had a commitment to fund an aggregate of $9.3 million of credit card loans, which represented the aggregate credit limit on credit cards.

        Consumer Loans

        The consumer loans originated by Humboldt Bancorp include automobile loans and miscellaneous other consumer loans, including unsecured loans. Consumer loans as a percentage of total net loans outstanding at December 31, 1999, 1998, and 1997 were 0.9%, 1.1%, and 1.6%, respectively. Humboldt Bancorp has recently centralized its consumer loan process, and plans to continue to expand this type of loan within its market area.

        Loan Servicing

        Humboldt Bank sells the majority of the mortgages and some of the Small Business Administration loans it originates to institutional investors. However, it retains the servicing on these loans in order to generate ongoing revenues. Humboldt Bank's servicing portfolio in which it has sold ownership but retains the servicing was $163.7 million and $144.5 million at December 31, 1999, and 1998, respectively.

        Loan servicing includes (i) collecting and remitting loan payments, (ii) accounting for principal and interest, (iii) holding escrow and impound funds for payment of taxes and insurance, (iv) making inspections as required of the mortgage premises, (v) collecting amounts from delinquent mortgages, (vi) supervising foreclosures in the event of unremedied defaults, and (vii) generally administering the loans for investors to whom they have been sold.

        Humboldt Bank's fees for servicing mortgage loans range generally from .250% to .375% per annum on the declining principal balances of the loans. The average service fee collected by Humboldt Bank was .250% for the year-ended December 31,1999 and 1998 respectively. Servicing fees are collected and retained by Humboldt Bank out of monthly mortgage payments. Normal amortization and prepayment or liquidation of outstanding loans can reduce Humboldt Bank's servicing portfolio. Approximately 90% of the loans serviced by Humboldt Bank have outstanding balances of greater than $100,000, and approximately 10% are adjustable rate mortgages.

        Humboldt Bank accounts for revenue from the sale of loans where servicing is retained in conformity with the requirements of Statements of Financial Accounting Standards No.125. Gains and losses are recognized at the time of sale by comparing sales price with carrying value. A servicing asset results when the servicing fees received are considered more than adequate compensation.

        In general, the value of Humboldt Bank's loan servicing portfolio may be adversely affected as mortgage interest rates decline and loan prepayments increase. This would also decrease income generated from Humboldt Bank's loan servicing portfolio. This negative effect on Humboldt Bank's income attributable to existing servicing may be offset somewhat by a rise in origination and servicing income attributable to new loan origination, which historically have increased in periods of low mortgage interest rates.

        The following table sets forth the dollar amount of Humboldt Bank's mortgage loan servicing portfolio. Although Humboldt Bank intends to continue to increase its servicing portfolio, increases will depend on market conditions and the availability of capital.
                                               December 31,       December 31,
                                                  1998                1999
                                             --------------      --------------
Mortgage Loan Servicing Portfolio:
Loans originated by Humboldt Bank and sold:  $142.2 Million      $159.6 Million
Loans originated by Humboldt Bank but
     awaiting funding:                       $  7.7 Million      $  2.1 Million

        Humboldt Bank also services a portfolio of sold SBA loans which is anticipated to increase during the year 2000 as a result of increased selling and marketing efforts. SBA has designated Humboldt Bank as a "Preferred Lender" which should also assist in increasing loan volumes in the future. As of December 31, 1999 and 1998 SBA Loans originated, sold and serviced by Humboldt Bank were $4.1 million, and $2.4 million respectively.

        For the most part, the Small Business Administration loans are tied to the prime rate and as a result there are no early payoffs as a result of declining rates such as with real estate loans.

Maturities of Loans and Leases. The following table shows the maturity distribution of Humboldt Bancorp's loan portfolio with principal balances of loans indicated by both fixed and floating rate categories.




                                          As of                                                      As of
                                    December 31, 1998                                          December 31, 1999
                    --------------------------------------------------      ------------------------------------------------------
                                 Due after                                                 Due after
                     Due in      one year                                     Due in       one year
                    one year      through      Due after       Total         one year       through       Due after        Total
(In thousands of    or less     five years    five years       loans         or less      five years     five years        loans
dollars)            --------     --------      --------      ---------      ---------      ---------      --------       ---------


Fixed rate          $ 14,114     $ 34,153      $ 31,795      $  80,062      $  14,556      $  43,826      $ 37,940       $  96,322
Variable rate         81,327       26,388         2,040        109,755         90,574         40,543         2,024         133,141
                    --------     --------      --------      ---------      ---------      ---------      --------       ---------
   Total loans      $ 95,441     $ 60,541      $ 33,835      $ 189,817      $ 105,130      $  84,369      $ 39,964       $ 229,463
                    ========     ========      ========      =========      =========      =========      ========       =========


        Humboldt Bancorp's renewal policy is that all maturing loans are reviewed on a case-by-case basis, new financial statements are requested from the borrower and an in-depth credit analysis is performed after which the loan may be extended, renewed, restructured or demand made for payment in full depending upon the circumstances.

Loan Losses and Recoveries

        Humboldt Bancorp maintains a reserve for loan and lease losses at a level that management of Humboldt Bancorp considers adequate for losses that can be reasonably anticipated. Humboldt Bancorp's reserve for loan and lease losses was $3.4 million, $3.1 million, $ 2.4 million, and $2.1 million, and $1.9 million at December 31, 1999, 1998, 1997, 1996, and 1995, respectively.

        The Issuing Bankcard (Credit Card) Department's reserve also constitutes a portion of Humboldt Bancorp's reserves. The Issuing Bankcard (Credit Card) Department was established in 1996. The Issuing Bankcard (Credit Card) Department's reserve at December 31, 1999, 1998, and 1997, was respectively $186,000 or 5.8%, $330,000 or 10.80%, and $278,000 or 11.7%, of total reserves.
The increase in Issuing Bankcard (Credit Card) Department's reserves from 1997 to 1998 both as to amount and as a percentage of total reserves is attributable to the Issuing Bankcard (Credit Card) Department's increase in the number of credit card accounts. Since early 1997, Humboldt Bank has focused on its customer base for issuing Humboldt Bank credit cards instead of customers outside its market area. Accordingly, reserves for the Issuing Bankcard (Credit
Card) Department at December 31, 1999 have decreased from reserves at December 31, 1998.

        The Merchant Bankcard's Department's reserves are separately accounted for as a liability of Humboldt Bank on its financial statement since there are no loans associated with such reserves.

        The adequacy of the reserve for loan losses is measured in the context of several key ratios and factors discussed below. The reserve is increased by a charge to operating expenses and is reduced by net charge-offs that are loans actually removed from the consolidated balance sheet after netting out recoveries on previously charged-off assets. Humboldt Bancorp's policy is to charge-off loans when, in management's opinion, the loan or a portion thereof is deemed uncollectible, although concerted efforts are made to maximize recovery. Humboldt Bancorp's historical net loan losses or recoveries stem from Humboldt Bancorp's underwriting and collection practices, and the quality of the loan portfolio.

         During the year-ended 1999, loan charge-offs net of recoveries were $747,000, compared to $1,440,000 during the year-ended December 31, 1998, a 48.1% decrease in loan charge-offs net of recoveries. This decrease is directly related to the planned reduction in credit card receivables through the sale of certain credit card portfolios and the cessation of new credit card issuing programs. Charge-offs recorded during the year-ended December 31, 1999, were consistent with Humboldt Bancorp's historical experience in view of the growth in its loan portfolio. Management expects its current loan underwriting, oversight and collection policies to promote high quality loans and limit loan losses. These policies include aggressive action to limit credit losses by lowering lending authorities, when and if appropriate. As part of these policies, Humboldt Bancorp has hired additional staff to support credit administration functions. Therefore, management believes that its charge-off and recovery experience for the year 2000 will be comparable to that of prior years.

        For the years ending December 31, 1999, 1998, 1997, 1996, and 1995, loan charge-offs net of recoveries were $747,000, $1.4 million, $548,000, $255,000, and $255,000, respectively. These amounts represented 0.4%, 0.8%, 0.4%, 0.2%, and 0.3%, respectively, of average loans outstanding. The decrease in 1999 is attributable to reduced lease and credit card charge-offs and increased credit card recoveries. The increase from 1997 to 1998 is attributable to credit cards, lease and real estate. The increase from 1996 to 1997 is attributable to credit cards.

        The following table summarizes the changes in the reserve for loan and lease losses for the periods shown:



                                                                      Year Ended December 31,

                                                  1995          1996          1997          1998          1999
                                               ---------     ---------     ---------     ---------     ---------

Reserve for loan and lease
  losses balance, beginning of period          $   1,331     $   1,868     $   2,146     $   2,371     $   3,055
                                               ---------     ---------     ---------     ---------     ---------
Loans and leases charged off:
  Real estate                                          -           (46)            -          (141)          (67)
  Commercial                                         (11)         (122)         (193)         (191)         (218)
  Consumer                                           (23)          (29)          (11)          (25)          (29)
  Lease financing                                   (254)         (132)         (124)         (316)         (148)
  Credit card and related accounts                     -             -          (475)         (956)         (614)
  Other                                              (30)          (45)           (7)           (5)            -
                                               ---------     ---------     ---------     ---------     ---------
    Total loans and leases charged off              (318)         (374)         (810)       (1,634)       (1,076)

Recoveries:
  Real estate                                          -             -             -             -            98
  Commercial                                           9            78           129            54             7
  Consumer                                             4             5             9             8             6
  Lease financing                                     49            34            34            24             9
  Credit card and related accounts                     -             -            87           105           209
  Other                                                1             2             3             3             -
                                               ---------     ---------     ---------     ---------     ---------
    Total recoveries                                  63           119           262           194           329
                                               ---------     ---------     ---------     ---------     ---------
Net (charge-offs) recoveries                        (255)         (255)         (548)       (1,440)         (747)
Provision charged to operations                      792           533           773         2,124         1,046
                                               ---------     ---------     ---------     ---------     ---------
Reserve for loan and lease
  losses balance, end of period                $   1,868     $   2,146     $   2,371     $   3,055     $   3,354
                                               =========     =========     =========     =========     =========
Loans and leases outstanding
  at end of period, net of
  unearned interest income                     $ 116,985     $ 144,970     $ 159,883     $ 189,093     $ 228,476
                                               =========     =========     =========     =========     =========
Average loans and leases
  outstanding for the period                   $ 102,931     $ 134,617     $ 151,695     $ 175,173     $ 200,986
                                               =========     =========     =========     =========     =========
Ratio of net loans and leases
  charged off (recovered) to average
  loans and leases outstanding                      0.25%         0.19%         0.36%         0.82%         0.37%
Ratio of reserve for loan and
  lease losses to loans and
  leases at end of period                           1.60%         1.48%         1.48%         1.62%         1.47%


        The adequacy of the reserve for loan losses is measured in the context of several key ratios and factors including: (1) the ratio of the reserve to total outstanding loans; (2) the ratio of total non-performing loans to total loans; and, (3) the ratio of net charge-offs (recoveries) to average loans outstanding. Additional factors considered in establishing an appropriate reserve include a careful assessment of the financial condition of the borrower; a realistic determination of the value and adequacy of underlying collateral; the condition of the local economy and the condition of the specific industry of the borrower; comprehensive analysis of the levels and trends of loan categories; and a review of delinquent and classified loans. Management's evaluation is based on a system whereby each loan is "graded" at the time of origination, extension or renewal. Each grade is assessed a risk factor, which is calculated to assess the adequacy of the allowance for loan losses. Further, management considers other factors including changes in the nature and volume of the loan portfolio, overall portfolio quality, loan concentrations, trends in the level of delinquent and classified loans, specific problem loans and commitments, and current and anticipated economic conditions.

     Since 1995, Humboldt Bancorp's ratio of the reserve for loan losses to total loans has ranged from 1.4% to 1.6%. The amounts provided by these ratios have been sufficient to fund Humboldt Bancorp's charge-offs, which have not been historically significant, and to provide for potential losses as the loan portfolio has grown. From 1995 through December 31, 1999, non-performing loans to total loans have ranged from a low of 0.3% to a high of 1.1%. For the five years ended December 31, 1999, net charge-offs ranged from .2% to .8% of average loans.

     On a monthly basis, management considers the factors that follow in establishing Humboldt Bancorp's Allowance for Loan and Lease Losses (ALLL). The results are reported to the board of directors on a quarterly basis.

     o Management considers whether there have been any significant changes in Humboldt Bancorp's policies and procedures, including underwriting standards and collections, charge-offs, and recovery practices.

     o Management keeps abreast of the local economic and business conditions through the board of directors and various organizations.

     o Management considers any major changes regarding the lending officers and staff.

     o Humboldt Bancorp obtains quarterly outside credit reviews for loan write-ups and grade changes.

     o The Loan Review/Compliance Department reviews a sampling of loans not covered by the quarterly outside review and reports to the Chief Credit Officer on a monthly basis.

     o    Management   prepares   concentration   reports  in  which  loans  are
          segregated to better manage the portfolios.

     o On a limited basis, Humboldt Bancorp will extend the maturity of a loan if it is awaiting current customer financial statements or for valid reasons. Renewals and extensions are not granted for the sole purpose of keeping a loan current.

     o    On  a  regular  basis,   management  compares  Humboldt  Bancorp  loan
          portfolios to its peer group in various categories.

Non-Performing Assets

        Humboldt Bancorp's policy is to recognize interest income on an accrual basis unless the full collectibility of principal and interest is uncertain. Loans that are delinquent 90 days or more, unless well secured and in the process of collection, are placed on non-accrual status on a cash basis and previously accrued but uncollected interest is reversed against income. Thereafter, income is recognized only as it is collected in cash. Collectibility is determined by considering the borrower's financial condition, cash flow, quality of management, the existence of collateral or guarantees and the state of the local economy.

        The  following   table   provides   information   with  respect  to  all
non-performing assets.



                                                                         As of December 31,
                                               -----------------------------------------------------------------
                                                  1995          1996          1997          1998          1999
                                               ---------     ---------     ---------     ---------     ---------

Loans on non-accrual status                    $     619     $     218     $     838     $     311     $     767

Loans - leases past due -
  greater than 90 days                               261           159           843           241           282

Restructured loans                                    75             -            23             -             -
                                               ---------     ---------     ---------     ---------     ---------
Total non-performing loans                           955           377         1,704           552         1,049

Other real estate owned                                -           233           148           175           120
                                               ---------     ---------     ---------     ---------     ---------
Total non-performing assets                    $     955     $     610     $   1,852     $     727     $   1,169
                                               =========     =========     =========     =========     =========
Allowance for loan losses                      $   1,868     $   2,146     $   2,371     $   3,055     $   3,354

Ratio of total non-performing
  assets to total assets                            0.49%         0.28%         0.65%         0.23%         0.28%

Ratio of total non-performing
  loans to total loans                              0.81%         0.26%         1.06%         0.29%         0.46%

Ratio of allowance for loan
  losses to total non-performing assets           195.60%       351.80%       128.02%       420.22%       286.91%


        The increase in non-performing assets at December 31, 1999, compared to December 31, 1998, is primarily due to an increase in loans on non-accrual status.

        The decrease in non-performing assets at December 31, 1998, compared to December 31, 1997, is primarily due to decreases in loans on non-accrual status, restructured loans and in loans and leases past due 90 days or more offset by a small increase in other real estate owned.

        The increase in non-performing assets at December 31, 1997, compared to December 31, 1996, is primarily due to increases in loans on non-accrual status, restructured loans and in loans and leases past due 90 days or more offset by an increase in other real estate owned.

        The table below shows the gross interest income that would have been recorded at December 31, 1999, and December 31, 1998, if these loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if new for part of the period; and the amount of interest that was included in net income for the period. There were no restructured loans 90 days past due at December 31, 1998, or 1999.

                                   Year Ended                 Year Ended
                                December 31, 1998          December 31, 1999
                             ----------------------      --------------------
                              Gross        Interest       Gross      Interest
                              Income        Earned        Income      Earned
                             --------      --------      --------    --------
Non-accrual loans            $ 56,269      $ 19,789      $ 64,588    $ 13,376
Other real estate owned      $ 15,300      $      -      $  9,591    $      -


Potential Problem Loans

        At December 31, 1999 and 1998, there were no loans or other interest bearing assets classified for regulatory purposes as loss, doubtful, substandard or special mention that (i) represent or resulted from trends or uncertainties which management anticipates could have a material impact on future operating results, liquidity or capital resources, or (ii) represented material credits or assets about which management had information that would cause serious doubt as to the ability of the borrower to comply with the repayment terms.

Deposits

        The following table sets forth the average balances of Humboldt Bancorp's interest-bearing deposits, interest expense, and average rates paid for the periods indicated:


                                                   Year Ended December 31, 1997                    Year Ended December 31, 1998
                                        ---------------------------------------------   -------------------------------------------
                                                      Average     Interest    Average                 Average    Interest   Average
                                          Actual      Balance     Expense      Rate      Actual       Balance    Expense     Rate
                                        ---------    ---------    --------    ------    ---------    ---------   --------   ------
                                                                  (Dollars in thousands)

Non-interest-bearing deposits          $  70,767    $  59,050     $     -         -%   $  96,884    $  83,965    $     -      0.00%

Interest-bearing accounts:
  Interest-bearing checking               52,003       46,177       1,158      2.51       49,615       51,609      1,061      2.06
  Savings                                 21,952       19,976         359      1.80       21,635       20,985        378      1.80
  Time deposits                          110,464      100,072       5,456      5.45      115,833      114,633      6,126      5.34
                                       ---------    ---------     -------    ------    ---------    ---------    -------    ------
    Total interest-bearing accounts      184,419      166,225       6,973      4.19      187,083      187,227      7,565      4.04
                                       ---------    ---------     -------    ------    ---------    ---------    -------    ------
Total Deposits                         $ 255,186    $ 225,275     $ 6,973      3.10%   $ 283,967    $ 271,192    $ 7,565      2.79%
                                       =========    =========     =======    ======    =========    =========    =======    ======


                                                                Year Ended
                                                             December 31, 1999
                                         --------------------------------------------------
                                                          Average        Interest   Average
                                           Actual         Balance        Expense     Rate
                                         ---------       ---------       -------     -----
                                                      (Dollars in thousands)

Non-interest-bearing deposits            $ 110,523       $ 106,829       $     -         -%
Interest-bearing accounts:
  Interest-bearing checking                 63,547          56,312           925      1.64
  Savings                                   32,533          24,781           498      2.01
  Time deposits                            172,027         134,608         6,601      4.90
                                         ---------       ---------       -------     -----
    Total interest-bearing accounts        268,107         215,701         8,024      3.72
                                         ---------       ---------       -------     -----
Total Deposits                           $ 378,630       $ 322,530       $ 8,024      2.49%
                                         =========       =========       =======     =====

        Total deposits increased from the year ended December 31, 1998, to the year ended December 31, 1999, by $94.7 million, or 33.4%. The primary reason for this increase is the purchase of two CalFed branches, with deposits totaling $72.2 million. Management attributes the remaining increase to Humboldt Bancorp's ongoing marketing efforts. Changes occurred in the four deposit categories: non-interest-bearing deposits increased by 14.1%, interest-bearing demand deposits increased by 28.1%, savings accounts increased by 50.4%, and time deposits increased by 48.5%.

        At December 31, 1998, total deposits were $284.0 million, an increase of $28.8 million or 11.3% from total deposits of $255.2 million at December 31, 1997. Deposit growth in 1998 was due primarily to internal growth and not as a result of acquisitions.

        Non-interest-bearing demand deposits continued to be a significant portion of Humboldt Bancorp's deposit base. To the extent Humboldt Bancorp can fund operations with these deposits, net interest spread, which is the difference between interest income and interest expense, will improve. At December 31, 1999, non-interest bearing demand deposits accounted for 29.2% of total deposits, down slightly from 34.1% as of December 31, 1998. In general, the growths in non-interest-bearing demand accounts have been primarily from acquisitions and our Merchant Bankcard operations. Merchant reserves are a source of funds and are held in the event the merchant's customer returns a purchased item and is charged-back with the return.

        Interest-bearing deposits consist of money market, savings, and time certificate accounts. Interest-bearing account balances tend to grow or decline as Humboldt Bancorp adjusts its pricing and product strategies based on market conditions, including competing deposit products. At December 31, 1999, total interest-bearing deposit accounts were $268.1 million, an increase of $81.0 million, or 43.3%, from December 31, 1998. Interest-bearing demand accounts increased $13.9 million, or 28.1%, and decreased $2.4 million or 4.6% from December 31, 1998 to 1999 and 1997 to 1998 respectively.

        At December 31, 1999, time certificates of deposits in excess of $100,000 totaled $68.1 million, or 18.0% of total outstanding deposits, compared to $46.5 million, or 16.4%, of total outstanding deposits at December 31, 1998, and $40.6 million, or 15.9%, of total outstanding deposits at December 31, 1997. Humboldt Bancorp has never had brokered deposits and does not intend to seek these deposits. All public-entity time certificates of deposit are from local government agencies located in Humboldt and Trinity Counties.

        The majority of certificates of deposit in denominations of $100,000 or more in the past have tended to mature in less than one year; however, management can give no assurance that this trend will continue in the future.

        The following table sets forth, by time remaining to maturity, all time certificates of deposit accounts outstanding at December 31, 1999.

                                                   As of
                                                 December 31,
(Dollars in Thousands)                              1999
                                                 -----------
        Three months or less                     $  64,138
        Over three through twelve months            82,481
        Over one year to three years                23,461
        Over three years                             1,947
                                                 ---------
          Total                                  $ 172,027
                                                 =========
Short-Term Borrowings

        The following table sets forth certain information with respect to Humboldt Bancorp's short-term borrowings as of December 31, 1997, 1998, and 1999.



                                                                      As of December 31,

                                                            1997            1998          1999
                                                          --------        -------        -------
(Dollars in thousands)

Amount outstanding at end of period                       $  1,761        $ 3,402        $ 5,316

Weighted average interest rate at end of period               6.18%          6.13%          7.21%

Maximum amount outstanding at any month-end
  and during the year                                     $  1,774        $ 3,461        $ 5,395

Average amount outstanding during the period              $    767        $ 3,011        $ 4,658

Average Weighted average interest rate
  during the period                                           6.19%          6.16%          6.84%



Shareholders' Equity

        Shareholders' equity increased $6.3 million during 1999. Shareholders' equity at December 31, 1999 was $34.1 million compared to $27.8 million at December 31, 1998. This is an increase of $4.2 million or 17.8% compared with $23.6 million at December 31, 1997.

        The increase in the year ended December 31, 1999 reflects net income and comprehensive income of $3.8 million, $400,000 in exercised stock options, $1.8 million in common stock purchases, and $300,000 in year end tax adjustments.

Asset-Liability Management and Interest Rate Sensitivity

        The operating income and net income of Humboldt Bancorp depend to a substantial extent on "rate differentials," i.e., the difference between the income Humboldt Bancorp receives from loans, securities and other earning assets, and the interest expense it pays on deposits and other liabilities. Interest income and interest expense is affected by general economic conditions and by competition in the marketplace. Humboldt Bancorp's interest and pricing strategies are driven by its asset-liability management analysis and by local market conditions.

        Humboldt Bancorp seeks to manage its assets and liabilities to generate a stable level of earnings in response to changing interest rates and to manage its interest rate risk. Humboldt Bancorp further strives to serve its communities and customers through deployment of its resources on a corporate-wide basis so that qualified loan demands may be funded wherever necessary in its branch banking system. Asset/liability management involves managing the relationship between interest rate sensitive assets and interest rate sensitive liabilities.

        The interest rate sensitivity of Humboldt Bancorp is measured over time and is based on Humboldt Bancorp's ability to reprice its assets and liabilities. The opportunity to reprice assets in the same dollar amounts and at the same time as liabilities would minimize interest rate risk in any interest rate environment. The difference between the amount of assets and liabilities repriced at the same time is referred to as the "gap." This gap represents the risk, or opportunity, in repricing. In general, if more assets than liabilities are repriced at a given time in a rising rate environment, net interest income would improve, and in a declining rate environment, net interest income would deteriorate. If more liabilities than assets were repriced under the same conditions, the opposite results would prevail. Humboldt Bancorp is asset sensitive and its near term performance could be enhanced by rising rates and negatively affected by falling rates due mainly to the significant amount of earning assets tied to prime.

        Interest Rate Risk. The table below shows the potential change in NIM (before taxes) if rates change as of December 31, 1999. NIM is the "net interest margin" which is the spread or difference between interest-earning assets and interest-paying liabilities. Humboldt Bancorp's NIM tends to increase if rates rise, and tends to decline if rates fall. The causes of this exposure are due to Humboldt Bancorp's concentration of short-term and rate sensitive loans as of December 31, 1999.

        Economic Risk. Humboldt Bancorp also measures the potential change in the net present value of Humboldt Bancorp's net existing assets and liabilities if rates change (the "economic value of equity" or "EVE"). The table below also shows the EVE. Valuing Humboldt Bancorp assets and liabilities as of December 31, 1999 determine the EVE, using a present value cash flow calculation as if Humboldt Bancorp is liquidated. The EVE declines when rates increase because there are more fixed rate assets than liabilities. However, Humboldt Bancorp's NIM earnings would also increase as rates increased (from the interest rate risk) and this benefit would offset the decline in EVE.

                                       % Change in NIM
                    Change in NIM       to Shareholder
  Change in         (In thousands           Equity
Interest Rates         pre-tax)            (pre-tax)         % of EVE
--------------      -------------      ---------------       --------
    +2%                 $  604               1.8%             (12.0)%
    +1%                 $  318               1.0%              (6.0)%
    -1%                 $ (349)             (1.1)%              5.9%
    -2%                 $ (733)             (2.3)%             11.8%

        The following table sets forth the repricing opportunities for the assets and liabilities of Humboldt Bancorp at December 31, 1999. Assets and liabilities are classified by the earliest possible repricing date or maturity, whichever comes first.



                                                             Repricing In
                                  -----------------------------------------------------------------

                                     Less       Three        One       Three      Five
                                     Than      Through     Through    Through    Through     Over          Non-
                                    Three      Twelve       Three      Five      Fifteen    Fifteen      Interest
                                    Months     Months       Years      Years      Years      Years       Bearing       Total
                                  ---------   ---------   --------    --------  --------   --------     ---------    ---------

Assets:                                                             (Dollars in thousands)

  Net Loans                       $  88,295   $  15,585   $ 37,796    $ 46,573  $ 23,797   $ 16,430    $        -    $ 228,476
  Investment Securities               1,697      12,021     59,112      13,411    22,405      5,714             -      114,360
  Federal Funds Sold                 21,375           -          -           -         -          -             -       21,375
  FHLB Stock                              -           -          -           -         -          -         1,000        1,000
  Interest-bearing deposits
    with banks                           20           -          -           -         -          -             -           20
  Non-interest earning assets             -           -          -           -         -          -        58,418       58,418
                                  ---------   ---------   --------    --------  --------   --------     ---------    ---------
Total Assets                      $ 111,387   $  27,606   $ 96,908    $ 59,984  $ 46,202   $ 22,144     $  59,418    $ 423,649
                                  =========   =========   ========    ========  ========   ========     =========    =========
Liabilities:
  Non-interest-bearing deposits   $       -   $       -   $      -    $      -  $      -   $      -     $ 110,523    $ 110,523
  Interest-bearing deposits         160,216      82,484     23,460       1,947         -          -             -      268,107
  Borrowings                             23          70      2,206       3,017         -          -             -        5,316
  Other liabilities                       -           -          -           -         -          -         5,564        5,564
Stockholders' equity                      -           -          -           -         -          -        34,139       34,139
                                  ---------   ---------   --------    --------  --------   --------     ---------    ---------
Total liabilities and
  stockholders' equity            $ 160,239   $  82,554   $ 25,666    $  4,964  $      -   $      -     $ 150,226    $ 423,649
                                  =========   =========   ========    ========  ========   ========     =========    =========
Interest rate sensitivity gap     $ (48,829)  $ (54,948)  $ 71,242    $ 55,019  $ 46,202   $ 22,144
Cumulative interest rate
  sensitivity gap                 $ (48,829)  $(103,777)  $(32,535)   $ 22,484  $ 68,686   $ 90,830


        The net cumulative Gap position is slightly negative in three years or less since more liabilities than assets appear to reprice during that time frame. However, this exposure to increasing rates is mitigated by deposit rates which are not expected to reprice rapidly in an increasing rate environment and a higher than normal level of short-term cash (not included in rate sensitive assets). Historically, Humboldt Bancorp's asset rates change more quickly than deposit rates, and management feels Humboldt Bancorp's asset yields will change more than cost of funds when rates change.

        Although the cumulative Gap position appears slightly negative for assets and liabilities repricing in the next three through twelve months, management believes that Humboldt Bancorp is somewhat asset sensitive and has relatively low interest rate risk. The net interest margin should increase slightly when rates increase, and shrink somewhat when rates fall. This interest rate risk is driven by concentration of rate sensitive variable rate and short-term commercial loans, one of Humboldt Bancorp's major business lines. Humboldt Bancorp does have a significant amount of fixed rate loans to offset the impact from repricing of short-term loans. However, there can be no assurance that fluctuations in interest rates will not have a material adverse impact on Humboldt Bancorp.

Liquidity

        Humboldt Bancorp's liquidity is primarily a reflection of Humboldt Bancorp's ability to acquire funds to meet loan demand and deposit withdrawals and to service other liabilities as they come due. Humboldt Bancorp has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the financial environment and ensure sufficient funds are available to meet those needs. Generally, Humboldt Bancorp's major sources of liquidity are customer deposits, sales and maturities of investment securities, the use of federal funds markets, and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors, are not. Liquid asset balances include cash, amounts due from other banks, federal funds sold, and securities available-for-sale. To augment liquidity, Humboldt Bancorp has a Federal Funds borrowing arrangement with two correspondent banks totaling $10.5 million.

        Additionally, Humboldt Bancorp is a member of the Federal Home Loan Bank and through membership has the ability to pledge qualifying collateral for short term (up to six months) and long-term (up to five years) borrowings. Management may use this facility to fund loan advances by pledging single-family residential mortgages and/or commercial real estate loans as qualifying collateral.

        The following table sets forth certain information with respect to Humboldt Bancorp's liquidity as of December 31, 1997, 1998, and 1999.

                                              Year Ended December 31,
                                     --------------------------------------
                                         1997           1998         1999
                                     ---------       --------     ---------
                                              (Dollars in thousands)

Cash and due from banks              $  21,442       $ 28,626     $  31,339
Federal funds sold                       3,520          2,250        21,375
Interest earning deposits                3,020          3,020            20
Unpledged securities                    80,180         57,994        87,742
                                     ---------       --------     ---------
  Total liquid assets                $ 108,162       $ 91,890     $ 140,476
                                     =========       ========     =========
Liquid ratios (1)
  Liquid assets to:
    Ending  assets                        38.1%          28.7%         33.2%
    Ending  deposits (2)                  42.4%          32.4%         37.2%

(1)     Liquid  assets  include  cash and due from  banks,  federal  funds sold,
        interest-bearing   deposits  and  market  value  of   available-for-sale
        securities less book value of pledged securities.

(2) Less pledged public deposits.

        The liquidity ratios reflect merchant reserves held primarily in non-interest bearing accounts to fund charge-backs to Humboldt Bank's Merchant Bankcard Department's merchants and the pledging of investments for selected deposits and current VISA and MasterCard pledging requirements.

        The increase in liquidity at December 31, 1999, compared to December 31, 1998, is mainly attributable to deposits acquired from the CalFed branch purchase acquisitions. The decrease in liquidity at December 31, 1998, compared to December 31, 1997, is mainly attributable to the pledging of investments for Visa and MasterCard pledging requirements.

        The analysis of liquidity also includes a review of the changes that appear in the consolidated statements of cash flows for the year ended December 31, 1999. The statement of cash flows includes operating, investing, and financing categories. Operating activities include net income of $4.6 million, which is adjusted for noncash items and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities consist primarily of both proceeds from and purchases of securities, and the impact of the net growth in loans. Financing activities present the cash flows associated with deposit accounts.

        Part of Humboldt Bancorp's normal lending activity involves making commitments to extend credit. One risk associated with the loan commitments is the demand on Humboldt Bancorp's liquidity that would result if a significant portion of the commitments were unexpectedly funded at one time. Humboldt Bancorp assesses the likelihood of projected funding requirements by reviewing historical patterns, current and forecasted economic conditions and individual client funding needs. At December 31, 1999, 1998, and 1997 respectively Humboldt Bancorp had undisbursed commitments of $75.5 million, $59.7 million, and $47.2 million. Further, management maintains Unpledged U.S. Government securities that are available to secure additional borrowings in the form of reverse repurchase agreements. At December 31, 1999, no U.S. Government Treasuries or Agencies at market value were available for reverse repurchase agreements. However, Humboldt Bancorp had U.S. Government Agency CMOs at market value of approximately $60.7 million which were Unpledged. Management believes that this provides Humboldt Bancorp with the necessary liquid assets to satisfy funding requirements in the unlikely event of substantially higher than projected customer funding requirements.

Humboldt Bank Plaza

        On June 30, 1998, Humboldt Bank purchased from an unaffiliated party approximately 29 acres of property located at 2500 Fifth Street, Eureka, CA 95501. The property was purchased as a site for the future Humboldt Bank Plaza at a cost of approximately $2.9 million. At December 31, 1999, the property contained a building and a trailer park. The trailer park holds a lease which expires December 31, 2000, and which obligates it to pay monthly rent of $166.66, plus 12.5% of its gross rental income and 0.5% of its additional revenues.

        Humboldt Bank is working with an architect and a construction company on plans to renovate the building and the parking lot so that all of Humboldt Bancorp's and Humboldt Bank's administrative offices and departments will be located at the facility. Further, 20,090 square feet of the Plaza will be leased to the District Attorney's Family Support Division, a Humboldt County agency. During the initial year of the lease to the agency, monthly lease income will be $27,121.

        Humboldt Bancorp is internally financing the cost of the acquisition and the renovation. Although the final budget has not been completed or approved, the estimated cost to renovate the building to house the administrative offices and departments is between $3.3 million and $3.9 million. Humboldt Bancorp believes it will save approximately $135,000 per year in lease expenses and become more efficient by housing all administrative offices in one building. In addition, Humboldt Bancorp expects to sell its current property at 6th & G Streets, Eureka, California.

Financial Condition



(Dollars in Thousands)           Year Ended December 31,          Increase (Decrease)
                          ---------------------------------    -----------------------
                                                                1998 over    1999 over
                             1997        1998        1999         1997         1998
                          ---------   ---------   ---------    ----------   ----------
Assets                    $ 284,087   $ 319,975   $ 423,649    $  35,888    $ 103,674
Liabilities               $ 260,533   $ 292,127   $ 389,510    $  31,594    $  97,383
Shareholders' Equity      $  23,554   $  27,848   $  34,139    $   4,294    $  6,291


Capital Resources

        The Federal Reserve Board and the Federal Deposit Insurance Corporation have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk.

        The following reflects Humboldt Bancorp's various capital ratios at December 31, 1999, and 1998, as compared to regulatory minimums:

                                                        Minimum    Minimum Well
                          December 31,  December 31,    Capital    Capitalized
                             1998           1999      Requirement  Requirement
                          ------------  ------------  -----------  -----------
Tier I capital              10.41%         10.90%         4.0%         6.0%
Total risk-based capital    11.66%         12.07%         8.0%        10.0%
Leverage ratio               7.23%          7.50%         4.0%         5.0%

        No regulatory agency has advised Humboldt Bancorp that it is deficient with respect to the Tier 1 leverage-ratio. Management is unaware of any current recommendations by regulatory authorities, which if implemented, would have a material adverse impact on future operating results, liquidity or capital resources.

Effects of Inflation

        Assets and liabilities of financial institutions are principally monetary in nature. Accordingly, interest rates, which generally move with the rate of inflation, have a potentially significant effect on Humboldt Bancorp's net interest income. Humboldt Bancorp attempts to limit inflation's impact of rates and net income margins through a continuing asset/liability management program.

        Year 2000 Issue

        The Year 2000 problem arose when computer programs were written having two digits rather than four to define the applicable year. As a result, date-sensitive software and/or hardware might recognize a date having 00 as the year 1900 rather than the year 2000. This could have resulted in a system failure or other disruption of operations and impeded normal business activities.

        The total cost associated with required modifications to become Year 2000 compliant was not material to Humboldt Bancorp's financial position. The estimated total cost of the Year 2000 project was approximately $500,000. Humboldt Bancorp has also expensed and reserved $220,000 for possible loan losses caused by Year 2000 problems at December 31, 1999.

        Humboldt Bancorp has completed all phases of our Year 2000-compliance project on time and as of February 29, 2000, has not encountered any material Year 2000 problems.

Impact of Recent Accounting Pronouncements

        In June 1998, the FASB issued SFAS No. 133,  "Accounting  for Derivative
Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This new standard was amended by SFAS No. 137, which defers the effective date to January 1, 2001. The adoption of this standard is not expected to have a material impact on the financial statements of Humboldt Bancorp.

        In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," which establishes accounting and reporting standards for selected activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar. SFAS No. 134 requires that after the Securitization of mortgage loans held for sale, the resulting mortgage-backed securities and other retained interests should be classified in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," based on its ability and intent to sell or hold these investments. This new standard is effective for 1999 and did not have a material impact on the financial statements of Humboldt Bancorp.

        In April 1998, statement of position 98-5 (SOP 98-5) "Reporting on the Costs of Start-up Activities" was issued and was effective beginning in 1999. The statement requires costs of start-up activities and organization costs to be expensed as incurred, and resulted in $192,000 of costs related to the start-up of Capitol Valley Bank to be expensed.

ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Financial statements meeting the requirements of Regulation S-X are attached to this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        During the two most recent fiscal years, the Company has not changed accountants nor had a disagreement with its accountants with respect to accounting principles or practices of financial statement disclosure.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS

        The board of directors of Humboldt Bancorp consists of 13 directors. All of the directors of Humboldt Bancorp then in office immediately prior to the completion of the proposed Capitol Thrift and Loan merger will continue to serve as directors of Humboldt Bancorp.

Board of Directors

        Each of the directors has been elected to serve for the ensuing year and until his or her successor is elected and qualified at the annual stockholder meeting of Humboldt Bancorp for the year 2000. As of December 31, 1999, the directors, their ages, and their principal occupations during the past five years are:


Ronald F. Angell      57     Attorney and Partner with the firm of Roberts, Hill, Bragg, Angell & Perlman.
                             Board member since 1989.

Marguerite Dalianes   56     Retired President, Dalianes Travel Service.  Board member since 1992.

Gary L. Evans         57     Certified Public Accountant associated with the firm of Aalfs, Evans & Company since 1976.  Board member since 1989.

Lawrence Francesconi  68     Retired.  From 1952 to 1992, owner of Redwood Bootery, retail shoe store.  Board member since 1991.  Chairman of the Board since March 1999.

Clayton R. Janssen    74     Attorney and Partner with the firm of Janssen,  Malloy,  Needham,  Morrison &
                             Reinholtsen LLP. Board member since 1993.

James O. Johnson      71     General Contractor and Owner of Jim Johnson Construction.  Board member since
                             1997.

Theodore S. Mason     57     President and Chief  Executive  Officer of Humboldt Bancorp since 1996 and of
                             Humboldt Bank from 1989 until July 15,  1999.  Board member since 1989.

John C. McBeth        53     President, O & M Industries, since 1964.  Board member since 1991.

Michael L. Renner     46     President, Renner Petroleum.  Board member since 1996.

Jerry L. Thomas       54     Director of Eureka Fisheries, Inc.  Board member since 1998.

Edythe E. Vaissade    61     Retired.  From 1989 to 1997, Vice President, Humboldt Bank.  Board  member since 1998.

Thomas W. Weborg      57     President and Chief Executive Officer of Java City.  Board member November 1999.

John R. Winzler       69     Chairman of the Board of Directors of Winzler & Kelly Consulting Engineers.
                             Board member since 1989.

Executive Officers

        As of December 31, 1999, the following are the names of the executive officers and significant employees of Humboldt Bancorp and its subsidiaries, and information concerning each of them:



                                                                   Biographical
   Officer Name       Age         Position                            Sketch

Theodore S. Mason     57    President & Chief    Mr. Mason has been President and Chief
                            Executive Officer    Executive Officer of the Bank/Bancorp since its
                            of Humboldt Bancorp  inception in 1989.  From 1984 to 1989, he was an area manager for the Bank of America in the
                                                 North Coast area, headquartered in Eureka.  He
                                                 also served as manager for Bank of America's
                                                 Eureka Main office for approx. five years and
                                                 has been in banking for over 30 years.  Mr.
                                                 Mason is a graduate of the University of San Francisco.

Paul A. Ziegler       41    Executive Vice       Mr. Ziegler joined Bank/Bancorp as the Vice
                            President of         President & Chief Administrative Officer in
                            Humboldt Bancorp     January 1994.  Prior to joining Humboldt Bank
                                                 Mr. Ziegler worked at U.S. Bank of California
                                                 in Eureka, California from 1988 to 1993 as
                                                 their Senior Vice President and Area Manager.
                                                 Mr. Ziegler started his banking career locally
                                                 with Bank of Loleta, last serving in 1988 as
                                                 their Senior Vice President/Chief Financial
                                                 Officer.  Mr. Ziegler is a graduate of the
                                                 University of Southern California.

Alan J. Smyth         66    Senior Vice          Mr. Smyth has been the Senior Vice President
                            President, and       and Chief Financial Officer for the
                            Chief Financial      Bank/Bancorp since September 1989.  From 1981
                            Officer of           to 1985, Mr. Smyth was the Vice President and
                            Humboldt Bancorp     Chief Financial Officer for Great Valley Bank
                                                 and from 1985 to 1989 was the Senior Vice
                                                 President and Chief Financial Officer for
                                                 Redding Bank of Commerce.  Mr. Smyth graduated
                                                 from California Lutheran University in 1974 and
                                                 is a graduate of Pacific Coast School of
                                                 Banking.

Ronald V. Barkley     63    Senior Vice          Mr. Barkley has been the Senior Vice President
                            President and Loan   and Loan Administrator of the Bank/Bancorp
                            Administrator of     since June 1989.  From 1984 to 1989 he served
                            Humboldt Bancorp     as Vice President/Manager of the Real
                                                 Estate/SBA Departments of North Valley Bank in
                                                 Redding, California.  From 1982 to 1984 Mr.
                                                 Barkley served as the President/CEO of Redding
                                                 Savings and Loan Association in Redding,
                                                 California.  Mr. Barkley spent 15 years in
                                                 various management positions with Crocker
                                                 National Bank.  Mr. Barkley graduated from
                                                 Pacific Coast School of Banking in 1980.


                                                                   Biographical
   Officer Name       Age         Position                            Sketch


John E. Dalby         41    President and        Mr. Dalby joined Humboldt Bank in October 1991
                            Chief Executive      as Vice President and Manager of the Bank's
                            Officer of           Fortuna Branch and served in that capacity
                            Humboldt Bank        until March of 1993 when he accepted the
                                                 position of Vice President and Manager of the
                                                 Eureka Main Office.  Mr. Dalby was promoted to
                                                 his current position as the President and
                                                 C.E.O. of Humboldt Bank in July of 1999.  Prior
                                                 to his employment with Humboldt Bank Mr. Dalby
                                                 worked for Bank of America from November 1983
                                                 to January 1987 and again from July 1990 to
                                                 October 1991; he was also employed by
                                                 Centennial Bank in Springfield, Oregon from
                                                 January 1987 to February 1989.  Mr. Dalby
                                                 attended the University of Oregon and Northwest
                                                 Christian College, both in Eugene, Oregon and
                                                 holds a B.S. Degree in Business
                                                 Administration-Finance (1982).

Richard L. Whitsell   54    President and        Prior to his appointment as the President &
                            Chief Executive      C.E.O. of Capitol Valley Bank, Mr. Whitsell
                            Officer of Capitol   served as the Vice President and Branch
                            Valley Bank,         Administrator for Humboldt Bank since 1997.
                            Roseville,           From 1994 through May 1997 he was Vice
                            California           President & Branch Manager for the Bank's
                                                 Arcata Office.  From January 1992 through May
                                                 1996 he was Senior Vice President and Branch
                                                 Administrator for U.S. Bank in Reno, Nevada.
                                                 Prior to that he was Senior Vice President and
                                                 Branch Administrator for Bank of America in
                                                 Reno, Nevada for approximately two years and
                                                 has been in banking for over 27 years.  Mr.
                                                 Whitsell holds a Bachelor of Science degree
                                                 from Sacramento State and a Masters
                                                 (equivalent) from University of Virginia.

Kenneth J. Musante    34    Vice President and   Vice President and Manager of Humboldt Bank's
                            Manager of the       Merchant Bankcard Department since 1993. Mr.
                            Merchant Bankcard    Musante was previously employed by Wells Fargo
                            Department of        Bank holding several management positions with
                            Humboldt Bank        the Credit Card division in California. Mr.
                                                 Musante  holds  a  Bachelor  of Science degree from
                                                 the University of California, Davis and  a  Masters
                                                 degree in Business Administration from Golden Gate
                                                 University.

Compensation of Directors

        Directors of Humboldt Bancorp who are also employees of Humboldt Bancorp or its subsidiaries do not receive compensation for their service on Humboldt Bancorp's Board of Directors. During 1998, for the period January through May, non-employee directors of Humboldt Bancorp received a fee of $400 per board meeting attended and $200 per board meeting not attended; Loan Committee members received $150 per meeting attended; and all other committee members received $100 per meeting attended. Since June 1998, non-employee directors of Humboldt Bancorp received a fee of $700 per board meeting attended, $200 per board meeting not attended, $450 per special board meeting attended, and $200 per meeting for all committee meetings attended.

Limitation of Liability and Indemnification

     The Articles of Incorporation and Bylaws of Humboldt Bancorp provide for indemnification of agents including directors, officers and employees, to the maximum extent allowed by California law including the use of an indemnity agreement. Humboldt Bancorp Articles further provide for the elimination of director liability for monetary damages to the maximum extent allowed by California law. The indemnification law of the state of California generally allows indemnification in matters not involving the right of the corporation, to an agent of the corporation if that person acted in good faith and in a manner that person reasonably believed to be in the best interests of the corporation, and in the case of a criminal matter, had no reasonable cause to believe the conduct of that person was unlawful. California law, with respect to matters involving the right of a corporation, allows indemnification of an agent of the corporation, if the agent acted in good faith, in a manner that person believed to be in the best interests of the corporation and its shareholders; provided that there will be no indemnification for:

     o amounts paid in settling or otherwise disposing of a pending action without court approval;

     o expenses incurred in defending a pending action, which is settled or otherwise disposed of without court approval;

     o matters in which the agent will be determined to be liable to the corporation unless and only to the extent that the court in which the proceeding is or was pending will determine that the agent is entitled to be indemnified; or

     o    other matters specified in the California General Corporation Law.

     Humboldt Bancorp's Articles and Bylaws provide that Humboldt Bancorp will to the maximum extent permitted by law have the power to indemnify its directors, officers and employees. Humboldt Bancorp's Bylaws also provide that Humboldt Bancorp will have the power to purchase and maintain insurance covering its directors, officers and employees against any liability asserted against any of them and incurred by any of them, whether or not Humboldt Bancorp would have the power to indemnify them for those liabilities under the provisions of applicable law or the provisions of Humboldt Bancorp's Bylaws.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling Humboldt Bancorp, Humboldt Bancorp has been informed that in the opinion of the SEC, indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

                                HUMBOLDT BANCORP
                             EXECUTIVE COMPENSATION

        As to Humboldt Bancorp's Chief Executive Officer and each other executive officer of Humboldt Bancorp and Humboldt Bank who received total compensation in excess of $100,000 in 1999 (the "named executive officers"), the following table sets forth all cash and non-cash compensation (including bonuses, other annual compensation, deferred compensation, and options granted) received from Humboldt Bancorp and Humboldt Bank for services performed in all capacities during the last three years.

Summary Compensation

                           SUMMARY COMPENSATION TABLE



                                                  Annual Compensation               Long Term Compensation
                                         --------------------------------------   -------------------------
                                                                    Other
                                                                    Annual           Deferred       Options
Name and Principal Position   Year         Salary   Bonus(1)    Compensation(2)   Compensation(3)   Granted
-------------------------------------------------------------------------------   -------------------------
Theodore S. Mason             1999       $125,000  $157,310         $1,987           $150,000        12,095
President and Chief           1998       $125,000  $ 58,809         $2,434           $150,000         6,050
Executive Officer             1997       $125,000  $ 45,990         $1,782           $125,000         6,655

Alan J. Smyth                 1999       $ 85,000  $ 27,285         $3,018           $ 90,475         5,971
Senior Vice President and     1998       $ 85,000  $ 12,932         $3,704           $ 90,000             0
Chief Financial Officer       1997       $ 85,000  $  1,865         $2,107           $ 75,000         6,352

Ronald V. Barkley             1999       $ 85,000  $ 46,782         $1,863           $ 44,880         5,978
Senior Vice President and     1998       $ 85,000  $ 35,550         $2,279           $ 45,000             0
Loan Administrator            1997       $ 85,000  $ 34,991         $1,882           $ 60,000         6,352

Paul A. Ziegler               1999       $ 96,865  $ 63,677         $  714           $      -         4,308
Executive Vice President      1998       $ 77,000  $ 51,340         $  738           $      -             0
                              1997       $ 77,000  $ 25,825         $  554           $      -        15,427



(1) Includes amounts paid to Messrs. Mason, Smyth, Barkley, and Ziegler as provided by Humboldt Bank's Incentive Bonus Plan.

(2) Includes amounts imputed to Messrs. Mason, Smyth, Barkley, and Ziegler as income for tax purposes as provided by Humboldt Bank's automobile program and Humboldt Bank's life insurance program.

(3) Includes amounts of salary or bonus deferred by Messrs. Mason, Smyth, and Barkley as provided by Humboldt Bank's Deferred Compensation Plan. The amounts in this column are not included in the Salary and Bonus columns.

        Employment Contracts

        Humboldt Bank entered into an employment agreement with Mr. Mason on May 1, 1989, whereby Mr. Mason agreed to serve as Humboldt Bank's President and Chief Executive Officer. The term of this agreement was extended on December 10, 1996, to January 1, 2001. The agreement has been revised to refer to Humboldt Bancorp effective July 15, 1999 and has been extended to January 1, 2002. Under the terms of the agreement, Mr. Mason is entitled to receive a base salary of $125,000 per year and an incentive bonus based on a percentage ranging from 4% to 2.5% of Humboldt Bancorp's pre-tax net profits as provided by an Incentive

Bonus Plan. During his term of employment, Mr. Mason may be reimbursed for travel, meals, entertainment expenses, service to charitable organizations, and membership in selected committees and other organizations. In addition, he is eligible for typical employee benefits including paid vacation, sick leave, medical insurance, and the use of an automobile owned by Humboldt Bank.

     Humboldt Bank entered into an employment agreement with Mr. Smyth on August 19, 1989, whereby Mr. Smyth agreed to serve as Humboldt Bank's Senior Vice President and Chief Financial Officer. Mr. Smyth's employment agreement was for an initial three years to be automatically renewed for successive one-year terms. Mr. Smyth's current annual salary is $85,000 per annum. In addition, Mr. Smyth is entitled to a percentage of Humboldt Bank's pre-tax profits ranging from 2% to .5%.

     Humboldt Bank entered into an employment agreement with Mr. Barkley on June 1, 1989, whereby Mr. Barkley agreed to serve as Humboldt Bank's Senior Vice President and Loan Administrator. Mr. Barkley's employment agreement was for an initial two years to be automatically renewed for successive one-year terms. Mr. Barkley's current annual salary is $85,000 per annum. In addition, Mr. Barkley is entitled to a percentage of Humboldt Bancorp's pre-tax profits ranging from 2% to .5%.

Benefit Plans

     Retirement Plan: Currently, Humboldt Bank has a defined contribution retirement plan covering substantially all of Humboldt Bank's employees. Management is in the process of adopting the plan as a Humboldt Bancorp Plan for which Humboldt Bank and Capitol Valley Bank will sign on as sponsors. Bank contributions to the plan are made at the discretion of the Board of Directors in an amount not to exceed the maximum amount deductible under the profit sharing plan rules of the Internal Revenue Service. Employees may elect to have a portion of their compensation contributed to the plan in conformity with the requirements of Section 401(k) of the Internal Revenue Code. Salaries and employee benefits expense includes Bank contributions to the plan of $223,000, $189,000, and $134,000, during 1999, 1998, and 1997, respectively.

     Director Fee Plan: Humboldt has adopted the Humboldt Bank Director Fee Plan (the "Fee Plan"). The Fee Plan permits each director of Humboldt to elect to receive his/her director's fees in the form of Bancorp common stock, cash, or a combination of Bancorp common stock and cash, and to elect to defer the receipt of any of the foregoing until the end of his/her term as a Bancorp director. If deferral is elected, the amount of the director's fees will be credited to an account on behalf of the director. However, such crediting shall constitute a mere promise on the part of Humboldt Bank and Bancorp to pay/distribute on this account. The account is otherwise unsecured and unfunded, and subject to the general claims of creditors of Humboldt Bank and Bancorp. The Fee Plan provides for the issuance of up to 40,000 shares of Bancorp common stock. The amount of director fees deferred was $86,000, $58,000, and $43,000, in 1999, 1998, and
1997, respectively. At December 31, 1999, the liability for amounts due under this plan totaled $196,000 or approximately 20,083 shares of stock.

     Employee Stock Bonus Plan: Currently, Humboldt Bank has an Employee Stock Bonus Plan, which is funded annually at the sole discretion of the Board of Directors. Management is in the process of adopting the plan as a Humboldt Bancorp Plan for which Humboldt Bank would be a sponsor. Capitol Valley Bank would not initially become a sponsor. Funds are invested in Bancorp common stock, when available, which is purchased at the current market price on behalf of all employees except the executive officers of Bancorp. The compensation cost recognized for 1999, 1998, and 1997 was $20,000 each year. In addition, $100,000 was transferred from the profit-sharing plan into this plan.

        Post-Employment Benefit Plans and Life Insurance Policies: Humboldt Bancorp and Humboldt Bank have entered into Officer Salary Continuation Agreements and Deferred Compensation Agreements with key executive officers. The Officer Salary Continuation Agreements provide for payments in the event of retirement, death, disability or change in control. The Deferred Compensation Agreements allow the employees to defer a portion of current compensation in exchange for Humboldt Bancorp and Humboldt Bank's commitment to pay a deferred benefit at retirement. Deferred compensation is vested as to the amounts deferred. If death occurs prior to or during retirement, Bancorp will pay the employee's beneficiary or estate the benefits set forth in the agreement. Both the Officer Salary Continuation Agreements and the Deferred Compensation Agreements are unfunded although, as discussed below, Bancorp has purchased life insurance policies in connection with the implementation.

        The Officer Salary Continuation Agreements provide that upon retirement, or death prior to retirement, the following executive officers will be entitled to the following benefits: Theodore S. Mason - $50,000 per year for 15 years; Alan J. Smyth - $40,000 per year for 10 years; Ronald V. Barkley - $40,000 per year for 10 years; Paul A. Ziegler - $75,481 for 15 years; Kenneth J. Musante - $78,542 per year for 15 years. In the event of disability, these employees will be entitled to the following amounts payable over the same period unless otherwise noted: Theodore S. Mason - $387,739, Alan J. Smyth - $252,237, Ronald
V. Barkley - $252,237, Paul A. Ziegler - $17,638 in a lump sum or as otherwise agreed to, and Kenneth J. Musante - $112,653 in a lump sum or as otherwise agreed to. Salary continuation benefits may also be paid if termination is without cause or due to a change in control of Bancorp. Otherwise, no benefits are paid upon termination.

        The Officer Salary Continuation Agreements define a change in control as:

        as that event that would be required to be reported in response to Item 6(e) of Schedule 14A under the 1934 Act or in response to any other form or report to the regulatory agencies or governmental authorities having jurisdiction over Humboldt Bank or any stock exchange on which Bancorp shares are listed which requires the reporting of a change in control;

        any merger, consolidation or reorganization of Humboldt Bank or Bancorp in which Humboldt Bank or Bancorp does not survive;

        any  sale,  lease  exchange,   mortgage,   pledge,   transfer  or  other
        disposition of any assets of Humboldt Bank or Bancorp having an aggregate fair market value of 50% of the total value of the assets of Humboldt Bank or Bancorp, reflected in the most recent balance sheet of Humboldt Bank or Bancorp;

        any person as defined in the 1934 Act is or becomes the beneficial owner, directly or indirectly, of Bancorp securities representing 25% or more of the combined voting power of Bancorp's then outstanding securities;

        in any one-year period, individuals who at the beginning of such period constitute the Board of Directors of Humboldt Bank or Bancorp cease for any reason to constitute at least a majority thereof, unless the election, or the nomination for election by Bancorp's shareholders, of each new director is approved by a vote of at least 3/4 of the directors then still in office who were directors at the beginning of the period; or a majority of the members of the Board of Directors of Humboldt Bank or Bancorp in office prior to the happening of any event determines in their sole discretion that as a result of such event there has been a change in control.

In the event of a change of control the executive officers named below will be entitled to full vesting of their benefits under the Officer Salary Continuation Agreements, and if an executive officer in connection with the change of control is terminated without cause, he shall be entitled to the fully vested payments. The fully vested payments are as follows: Theodore S. Mason - $387,739, Alan J. Smyth - $252,237, Ronald V. Barkley - $252,237, Paul A. Ziegler - $17,638, and Kenneth J. Musante - $112,653.

        Bancorp has purchased single premium life insurance policies in connection with the implementation of these salary continuation and deferred compensation plans. The policies provide protection against the adverse financial effects from their death and provide income to offset expenses associated with the plans. The specified employees are insured under the policies, but Bancorp is the owner and beneficiary. At December 31, 1999, 1998, and 1997, the cash surrender value of these policies totaled approximately $5,156,700, $4,943,000, and $4,810,000, respectively.

        At December 31, 1999, 1998, and 1997, liabilities recorded for the estimated present value of future salary continuation and deferred compensation benefits totaled approximately $2,716,000, $2,038,000, and $1,451,000, respectively. In the event of death or under other selected circumstances, Bancorp is contingently liable to make future payments greater than the amounts recorded as liabilities. Based on present circumstances, Bancorp does not consider it probable that this contingent liability will be incurred or that in the event of death, a liability would be material after consideration of life insurance benefits.

        Stock Option Plan: Bancorp has a stock option plan under which incentive and non-statutory stock options, as defined under the Internal Revenue Code, may be granted. Options representing 456,255 shares of Bancorp's issued and outstanding no par value common stock may be granted under the Bancorp stock option plan by the Board of Directors or a committee of the board, to directors, officers, and key, full-time employees at an exercise price not less than the fair market value of the shares on the date of grant. As of December 31, 1999 and 1998 respectively, 283,173 and 202,249 options were outstanding under the Bancorp Stock Option Plan. Options may have an exercise period of not longer than ten years. Incentive stock options have vesting schedules of 33% per year, and non-statutory stock options vest immediately. In addition, as of December 31, 1999, 671,762 options are outstanding as a result of Bancorp's assumption of Humboldt Bank options granted prior to the reorganization.

        The Stock Option Plan contains an antidilution provision in the event of a private or public offering of Bancorp common stock. Under the current antidilution provision, certain holders of outstanding options will be granted additional options to purchase shares of Bancorp common stock based on the number of shares issued in the proposed merger with Global Bancorp, and the Bancorp public offering. Additional options will be granted to a current employee, officer or director who holds options so as to maintain an optionee's proportionate interest in Bancorp by reason of his or her unexercised portions of options as before the issuance. However, the total number may not exceed that available for grant under the Bancorp Stock Option Plan and the former Humboldt Bank Stock Option Plan.

        The exercise for such additional options shall be the fair market value of the Bancorp common stock on the date of the additional grant, except that in the event of an incentive stock option, the exercise price shall be 110% if the optionee is an employee owning more than 10% of the total combined voting power of all classes of stock of Bancorp.

        The following tables set forth the number of options granted to Bancorp's executive officers during 1999 and the number and value of unexercised options held by these executive officers as of the end of 1999.

                         OPTION GRANTS AND EXERCISES BY
                            EXECUTIVE OFFICER IN 1999



                                % of Total                                   Potential Realizable
                                  Options                                      Value at Assumed
                                Granted to     Exercise                     Annual Rates of Stock
                     Options   Employees in   Price per     Expiration         Price Appreciation
       Name          Granted       1999         Share           Date       for Option Term 5% / 10%

Theodore S. Mason      5,500      13.33%        $ 9.27     Jan 21, 2009      $ 83,049 / $132,242

Theodore S. Mason      6,595      30.32%       $ 14.32     Sep 23, 2009      $153,833 / $244,954

Alan J. Smyth          2,750       6.67%        $ 9.27     Jan 21, 2009      $ 41,525 / $ 66,121

Alan J. Smyth          3,221      14.81%       $ 14.32     Sep 23, 2009      $ 75,132 / $119,636

Ronald V. Barkley      2,750       6.67%        $ 9.27     Jan 21, 2009      $ 41,525 / $ 66,121

Ronald V. Barkley      3,228      14.84%       $ 14.32     Sep 23, 2009      $ 75,296 / $119,896

Paul A. Ziegler        2,750        6.67%       $ 9.27     Jan 21, 2009      $ 41,525 / $ 66,121

Paul A. Ziegler        1,558        7.16%      $ 14.32     Sep 23, 2009      $ 36,342 / $ 57,868



                       AGGREGATED OPTION EXERCISES IN 1999


                                                       Number of Unexercised  Value of Unexercised
                          Shares                       Options at Year-end       In-the-money
                       Acquired on      Value             (Exercisable/          (Exercisable/
        Name             Exercise      Realized            Unexercisable)        Unexercisable)

Theodore S. Mason             -               -          153,237 / 12,237     $1,246,644 / $31,381

Alan J. Smyth            12,468        $118,320           75,937 / 5,068      $  613,785 / $13,583

Ronald V. Barkley        12,375        $138,451           76,102 / 5,068      $  615,308 / $13,583

Paul A. Ziegler               -               -           30,970 / 8,218      $  182,693 / $18,392



The value of unexercised in-the-money options is based on a per share market value of $11.59 as of December 31, 1999 as quoted on the OTC bulletin board.

Compensation Committee Interlocks and Insider Participation

     The Personnel Committee is composed of Ronald F. Angell (Chairman), Mike L. Renner, Marguerite Dalianes, Larry Francesconi, John R. Winzler and Theodore Mason. Mr. Mason is president of Humboldt Bancorp and was president of Humboldt Bank. Ms. Dalianes is a former owner of Dalianes Worldwide Travel Service, which during 1999 provided travel services in the amount of $77,000 to Humboldt Bancorp and its subsidiaries.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders and Share Ownership of Management and Directors

     The following table sets forth, as of December 31, 1999, the number and percentage of shares of Bancorp's outstanding common stock before and after the proposed stock offering, which are beneficially owned, directly or indirectly, by:

     o    each shareholder  that owns more than 5% of the outstanding  shares;
     o    each of Bancorp's directors;
     o    Bancorp's named executive officers; and
     o    all of Bancorp's directors and executive officers as a group.

The shares "beneficially owned" are determined under Securities and Exchange Commission rules, and do not necessarily indicate ownership for any other purpose. In general, beneficial ownership includes shares over which the indicated person has sole or shared voting or investment power and shares which he/she has the right to acquire within 60 days of December 31, 1999. Unless otherwise indicated, the persons listed have sole voting and investment power over the shares beneficially owned. Management is not aware of any arrangements, which may, at a subsequent date, result in a change of control of Bancorp.

                                    Shares
                                 Beneficially
Name                              Owned(1)(2)   Options (3)     Percentage
                                 ------------   ----------      ----------

Francis and Dorothy Dutra           273,725        1,453            5.26%
1964 South Maru Road
Arcata, California  95521

Ronald F. Angell                    106,409       37,009            2.04%

Marguerite Dalianes                  58,421       36,854            1.12%

Gary L. Evans                       112,574       67,401            2.16%

Lawrence Francesconi                 84,748       31,380            1.63%

Clayton R. Janssen                   68,026       14,389            1.31%

James O. Johnson                     23,081        7,113                *

John C. McBeth                      124,594        7,113            2.39%

                                    Shares
                                 Beneficially
Name                              Owned(1)(2)   Options (3)     Percentage
                                 ------------   ----------      ----------

Michael L. Renner                    54,963       10,578            1.06%

John R. Winzler                     134,044       52,181            2.58%

Jerry L. Thomas                      14,476        4,250                *

Edythe E. Vaissade                   97,126       73,375            1.87%

Thomas W. Weborg                     10,266        1,100                *

Theodore S. Mason                   200,266      165,474            3.85%

Alan J. Smyth                       101,786       81,005            1.96%

Ronald V. Barkley                    81,670       81,170            1.57%

Paul A. Ziegler                      39,188       39,188                *

All Directors and Executive       1,311,638      709,580           25.20%
Officers (16 Persons)

*       Less than 1%.

(1) We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable within 60 days of December 31, 1999, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person. Except as indicated in the footnote to this table and pursuant to applicable community property laws, each shareholder named in the table has sole voting power and investment power with respect to the shares set forth opposite such shareholder's name.

(2) Reflects an increase in the number of shares of common stock as a result of the 10% stock dividend declared on January 11, 2000, payable on February 7, 2000.

(3) Represents options that may be exercised within sixty days. The number of shares of common stock subject to options is included in the Shares Beneficially Owned column.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Bancorp has entered into a $3.8 million line of credit with Bancorp Financial Services, in which Bancorp owns a 50% interest. The line of credit expires May 2, 2000, and bears interest at the prime rate published in the Wall Street Journal plus 0.50% (currently 9.00%) per annum. During the years ended December 31, 1999, 1998 and 1997, the maximum amount outstanding under the line of credit was $3.0, $3.0 million and $2.0 million respectively. Further, during the years ended December 31, 1999, 1998 and 1997, Humboldt Bank purchased $2.0, $2.0 million and $6.8 million in leases generated by Bancorp Financial Services.

        Some of the Bancorp's directors and executive officers and their immediate families, as well as the companies, with which they may have interest in, have had loans with Humboldt Bank in the ordinary course of the Bank's business. In addition, Humboldt Bank expects to have loans with these persons in the future. In management's opinion, all these loans and commitments to lend were made in the ordinary course of business, were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness and, in the opinion of management, did not involve more than a normal risk of collectibility or present other unfavorable features. The outstanding balance under extensions of credit by Humboldt Bank to directors and executive officers of Bancorp and Humboldt Bank and to the companies that these directors and executive officers may have an interest was $4,865,000, $6,451,000, and $6,218,000 as of December 31, 1999, 1998, and 1997,
respectively.

        Bancorp has, and in the future will, enter into transactions with our directors or companies in which they may have an interest. During the year ended December 31, 1999, 1998, and 1997 no transaction exceeded $60,000, except Bancorp engaged the services of Dalianes Worldwide Travel Service, which was formerly owned by Marguerite Dalianes, one of Bancorp's directors. Fees paid to Dalianes Worldwide Travel Service for the year-ended December 31, 1999 and1998 amounted to $77,000.and $73,000 respectively.

ITEM 14 - EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

2.1 Second Restatement of Agreement and Plan of Reorganization and Merger by and among Bancorp, Humboldt Bank, Global Bancorp and Capitol Thrift & Loan Association, as amended, dated as of November 5, 1999.
        (2)

3.1     Amended and Restated Articles of Incorporation of Bancorp. (3)

3.2     Bylaws of Bancorp. (3)

10.1    Amended Employment Agreement with Theodore S. Mason. (4)

10.2    Director Fee Plan. (5)

10.3    Amended Bancorp Stock Option Plan. (5)

10.4    Salary Continuation Agreement with Theodore S. Mason. (5)

10.5    Salary Continuation Agreement with Alan J. Smyth. (5)

10.6    Salary Continuation Agreement with Ronald V. Barkley. (4)

10.7    Salary Continuation Agreement with Paul A. Ziegler. (4)

10.8 Director-Shareholder's Agreement in the Global Bancorp and Bancorp merger. (1)

10.9    Affiliate's Agreement. (1)

10.10   Trust Indenture. (1)

10.11   Deferred Compensation Agreement with Theodore S. Mason. (1)

10.12   Deferred Compensation Agreement with Alan J. Smyth. (1)

10.13   Deferred Compensation Agreement with Ronald V. Barkley. (1)

10.14   Plan of Reorganization with Silverado Merger Co. (1)

10.15   Loan Purchase Agreement. (2)

10.16   Impound Agreement. (2)

11.1 Statement re computation of per share earnings is included in note N to the financial statements.

21.1 Subsidiaries of Bancorp are Humboldt Bank, a California state chartered bank, Capitol Valley Bank, a California state chartered bank, and Bancorp Financial Services, a California corporation.

23.1    Consent of Richardson & Company, independent accountants for Bancorp.

(1) Incorporated by reference to Bancorp's Registration Statement on Form S-1 filed on November 12, 1999.

(2) Incorporated by reference to Bancorp's Pre-Effective Amendment No. 1 on Form S-4 filed on February 11, 2000

(3) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 1996 and previously filed with the Commission.

(4) Incorporated by reference to the Company's Definitive Proxy Statement for the Company's 1996 Annual Meeting previously filed with the Commission (and, with respect to the Stock Option Plan, as amended pursuant to the terms set forth in the Definitive Proxy Statement for the Company's 1998 Annual Meeting).

(5) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1998, and previously filed with the Commission.

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed for the three months ended December 31, 1999.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              HUMBOLDT BANCORP



Date: March 30, 2000                  By:  THEODORE S. MASON
                                          -----------------------------------
                                          Theodore S. Mason
                                          President & Chief Executive Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


THEODORE S. MASON                           ALAN J. SMYTH
-----------------------------------         -----------------------------------
Theodore S. Mason, President, Chief         Alan J. Smyth, Senior Vice President
Executive Officer & Director                & Board Secretary
(Principal Executive Officer)               (Principal Financial Officer)

RONALD F. ANGELL                            MARGUERITE DALIANES
-----------------------------------         -----------------------------------
Ronald F. Angell, Chairman of the Board     Marguerite Dalianes, Director

GARY L. EVANS                               LAWRENCE FRANCESCONI
-----------------------------------         -----------------------------------
Gary L. Evans, Director                     Lawrence Francesconi, Director

CLAYTON R. JANSSEN                          JAMES O. JOHNSON
-----------------------------------         -----------------------------------
Clayton R. Janssen, Director                James O. Johnson, Director

JOHN C. MCBETH                              MICHAEL L. RENNER
-----------------------------------         -----------------------------------
John C. McBeth, Director                    Michael L. Renner, Director

JERRY L. THOMAS                             EDYTHE E. VAISSADE
-----------------------------------         -----------------------------------
Jerry L. Thomas, Director                   Edythe E. Vaissade, Director

JOHN R. WINZLER                             THOMAS W. WEBORG
-----------------------------------         -----------------------------------
John R. Winzler, Director                   Thomas W. Weborg, Director

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Humboldt Bancorp and Subsidiaries
Eureka, California


We have audited the accompanying consolidated balance sheets of Humboldt Bancorp (Bancorp) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Humboldt Bancorp and Subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


Richardson & Company
Sacramento, California

January 14, 2000

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998
                             (dollars in thousands)




                                                                                1999        1998
                                                                             ---------   ---------

ASSETS
   Cash and due from banks                                                   $  31,339   $  28,626
   Interest-bearing deposits in other banks                                         20       3,020
   Federal funds sold                                                           21,375       2,250
   Investment securities, at fair value                                        115,360      77,802
   Loans held for sale                                                           2,147       7,677
   Loans and lease financing receivables, net of
      allowance for loan and lease losses and
      deferred loan fees                                                       222,975     178,361
   Premises and equipment, net                                                   9,750       7,950
   Accrued interest receivable and other assets                                 20,683      14,289
                                                                             ---------   ---------
                                                              TOTAL ASSETS   $ 423,649   $ 319,975
                                                                             =========   =========

LIABILITIES
   Deposits
      Noninterest-bearing                                                    $ 110,523   $  96,884
      Interest-bearing                                                         268,107     187,083
                                                                             ---------   ---------
                                                            Total Deposits     378,630     283,967
   Accrued interest payable and other liabilities                                5,564       4,758
   Long-term debt                                                                5,316       3,402
                                                                             ---------   ---------
                                                         TOTAL LIABILITIES     389,510     292,127

   Commitments and contingencies (see accompanying notes)


STOCKHOLDERS' EQUITY
   Common stock, no par value; 50,000,000 shares
      authorized, 4,731,093 shares in 1999 and
      1,787,954 shares in 1998 issued and outstanding                           28,405      25,877
   Retained earnings                                                             6,088       1,485
   Accumulated other comprehensive income                                         (354)        486
                                                                             ---------   ---------
                                                TOTAL STOCKHOLDERS' EQUITY      34,139      27,848
                                                                             ---------   ---------
                                                     TOTAL LIABILITIES AND
                                                      STOCKHOLDERS' EQUITY   $ 423,649   $ 319,975
                                                                             =========   =========


The accompanying notes are an integral part of these consolidated financial statements.

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the years ended December 31, 1999, 1998 and 1997
                             (dollars in thousands)



                                                                    1999         1998         1997
                                                                  --------     --------     --------
INTEREST INCOME
   Interest and fees on loans and leases                          $ 19,186     $ 18,762     $ 15,961
   Interest and dividends on investment securities
      Taxable                                                        3,667        3,239        2,700
      Exempt from Federal income tax                                   875          739          569
      Dividends                                                        106           78           83
   Interest on federal funds sold                                    1,316          512          612
   Interest on deposits in other banks                                  90          174          128
                                                                  --------     --------     --------
                                         Total Interest Income      25,240       23,504       20,053
INTEREST EXPENSE
   Interest on deposits                                              8,024        7,565        6,973
   Interest on long-term debt and other borrowings                     321          177           51
                                                                  --------     --------     --------
                                        Total Interest Expense       8,345        7,742        7,024
                                                                  --------     --------     --------
                                           NET INTEREST INCOME      16,895       15,762       13,029
   Provision for loan and lease losses                               1,046        2,124          773
                                                                  --------     --------     --------
                                     NET INTEREST INCOME AFTER
                                        PROVISION FOR LOAN AND
                                                  LEASE LOSSES      15,849       13,638       12,256
OTHER INCOME
   Fees and other income                                            16,652        9,731        6,911
   Service charges on deposit accounts                               2,411        2,097        1,300
   Net gain (loss) on sale of loans                                    695          645         (204)
   Net investment securities (loss) gains                             (235)                      102
                                                                  --------     --------     --------
                                            Total Other Income      19,523       12,473        8,109
OTHER EXPENSES
   Salaries and employee benefits                                   11,866        9,151        6,806
   Net occupancy and equipment expense                               3,023        2,711        2,466
   Other expenses                                                   13,605        7,716        6,224
                                                                  --------     --------     --------
                                          Total Other Expenses      28,494       19,578       15,496
                                                                  --------     --------     --------
                                    Income Before Income Taxes       6,878        6,533        4,869
   Provision for income taxes                                        2,271        2,517        1,611
                                                                  --------     --------     --------
                                                    NET INCOME    $  4,607     $  4,016     $  3,258
                                                                  ========     ========     ========
                                          NET INCOME PER SHARE    $    .91     $    .82     $    .69
                                                                  ========     ========     ========
                      NET INCOME PER SHARE---ASSUMING DILUTION    $    .83     $    .75     $    .61
                                                                  ========     ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

                        HUMBOLDT BANCORP AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              For the years ended December 31, 1999, 1998 and 1997
                             (dollars in thousands)


                                                                                           Accumulated
                                                                                              Other
                                  Comprehensive        Common Stock        Retained       Comprehensive
                                      Income        Shares     Amount      Earnings           Income        Total
                                   ------------   ---------   --------     --------       -------------    --------

Balance at January 1, 1997                        1,410,767   $ 17,179     $  2,060          $  361        $ 19,600

10% stock dividend                                  143,110      3,113       (3,113)
Fractional shares purchased                             (5)                     (5)
Stock options exercised and
  related tax benefit                               22,665         317                                          317
Comprehensive income:
  Net income                       $    3,258                                 3,258                           3,258
  Other comprehensive
    income, net of tax:
    Unrealized holding
      gains on securities
      available-for-sale
      arising during the
      year, net of taxes
      of $274                             384                                                   384             384
                                   ----------     ---------   --------     --------          ------        --------
Total comprehensive income         $    3,642
                                   ==========
               BALANCE AT
        DECEMBER 31, 1997                         1,576,542     20,609        2,200             745          23,554

10% stock dividend                                  160,110      4,723       (4,723)
Fractional shares purchased                                                      (8)                             (8)
Stock options exercised
  and related tax benefit                            51,302        545                                          545
Comprehensive income:
  Net income                       $    4,016                                 4,016                           4,016
  Other comprehensive
    loss, net of tax:
    Unrealized holding
      losses on securities
      available-for-sale
      arising during the
      year, net of taxes
      of $185                            (259)                                                 (259)           (259)
                                   ----------     ---------   --------     --------          ------        --------
Total comprehensive income         $    3,757
                                   ==========
               BALANCE AT
        DECEMBER 31, 1998                         1,787,954     25,877        1,485             486          27,848

                                   (Continued)




                        HUMBOLDT BANCORP AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)

              For the years ended December 31, 1999, 1998 and 1997
                             (dollars in thousands)

                                                                                           Accumulated
                                                                                              Other
                                  Comprehensive        Common Stock        Retained       Comprehensive
                                      Income        Shares     Amount      Earnings           Income        Total
                                   ------------   ---------   --------     --------       -------------    --------

5 for 2 stock split                               2,719,653
Fractional shares purchased                                                $     (4)                       $     (4)
Sale of stock                                       153,652   $  1,833                                        1,833
Stock options exercised
   and related tax benefit                           69,834        695                                          695
Comprehensive income:
   Net income                      $    4,607                                 4,607                           4,607
   Other comprehensive
      loss, net of tax:
      Unrealized holding
        losses on securities
        available-for-sale
        arising during the
        year, net of taxes
        of $619                          (877)
   Less:  reclassification
        adjustment, net of
        taxes of $26                       37
                                   ----------
   Other comprehensive
        income, net of
        taxes                            (840)                                               $ (840)           (840)
                                   ----------     ---------   --------     --------          ------        --------
Total comprehensive income         $    3,767
                                   ==========
               BALANCE AT
        DECEMBER 31, 1999                         4,731,093   $ 28,405     $  6,088          $ (354)       $ 34,139
                                                  =========   ========     ========          ======        ========


The accompanying notes are an integral part of these consolidated financial statements.

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the years ended December 31, 1999, 1998 and 1997
                             (dollars in thousands)


                                                                 1999            1998            1997
                                                              ----------       ---------      ---------
OPERATING ACTIVITIES
   Net income                                                 $    4,607       $   4,016      $   3,258
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Provision for loan and lease losses                        1,046           2,124            773
        Depreciation                                               1,543           1,586          1,565
        Loss(gain) on sale of investments                            235                           (102)
        Loss on sale of OREO                                          52
        Amortization and other                                     1,717           1,517          1,390
        Equity in income of subsidiary                              (450)           (259)           (22)
        Decrease (increase) in loans held for sale                 5,530          (7,629)            15
        Increase in interest receivable and
           other assets                                           (2,218)           (734)        (1,422)
        Increase in interest payable and other
           liabilities                                               806           1,355          1,913
                                                              ----------       ---------      ---------
                                    NET CASH PROVIDED BY
                                    OPERATING ACTIVITIES          12,868           1,976          7,368
INVESTING ACTIVITIES
   Net decrease (increase) in interest-
        bearing deposits with banks                                3,000                         (3,000)
   Net (increase) decrease in federal funds sold                 (19,125)          1,270          3,050
   Proceeds from maturities and sales
        of investment securities available-for-sale               36,441          28,169         22,261
   Purchases of investment securities available-for-sale         (76,656)        (27,967)       (62,711)
   Net increase in loans and leases                              (45,654)        (23,370)       (15,491)
   Purchases of premises and equipment                            (2,638)         (3,901)        (1,100)
   Investment in partnership/subsidiary                           (1,242)            (91)        (2,000)
   Proceeds from the sale of OREO                                    123             322            139
   Premium paid on deposits purchased                             (2,355)                        (1,040)
                                                              ----------       ---------      ---------
                                        NET CASH USED BY
                                    INVESTING ACTIVITIES        (108,106)        (25,568)       (59,892)
FINANCING ACTIVITIES
   Net increase in deposit accounts                               93,832          28,781         62,535
   Net proceeds from long-term debt and notes payable              2,000           1,700          1,000
   Payments on long-term debt and notes payable                      (86)            (59)           (14)
   Proceeds from issuance of common stock                          2,209             362            203
   Fractional shares purchased                                        (4)             (8)            (5)
                                                              ----------       ---------      ---------
                                    NET CASH PROVIDED BY
                                    FINANCING ACTIVITIES          97,951          30,776         63,719
                                                              ----------       ---------      ---------
                                    NET INCREASE IN CASH
                                      AND DUE FROM BANKS           2,713           7,184         11,195
   Cash and due from banks at beginning of year                   28,626          21,442         10,247
                                                              ----------       ---------      ---------
                                       CASH AND DUE FROM
                                    BANKS AT END OF YEAR      $   31,339       $  28,626      $  21,442
                                                              ==========       =========      =========

                                   (Continued)



                        HUMBOLDT BANCORP AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

              For the years ended December 31, 1999, 1998 and 1997
                             (dollars in thousands)

                                                                 1999            1998            1997
                                                              ----------       ---------      ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the year for:
      Interest expense                                        $    7,972       $   7,755      $   6,940
      Income taxes                                            $    2,921       $   2,830      $   1,809

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:

   Stock dividend                                             $                $   4,723      $   3,113
   Net change in unrealized gains on securities
      available-for-sale                                      $   (1,432)      $    (444)     $     658
   Net change in deferred income taxes on
      unrealized gains on securities available-
      for-sale                                                $      592       $     185      $    (274)
   Deposit liabilities assumed in exchange
      for assets acquired in connection
      with purchase of branches                               $      831                      $      75
   Loans transferred to OREO                                  $      120       $     349      $      54



The accompanying notes are an integral part of these consolidated financial statements.

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997


NOTE A--SIGNIFICANT ACCOUNTING POLICIES

Business: Humboldt Bancorp (Bancorp), formed in 1995, is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, Humboldt Bank and Capitol Valley Bank. Humboldt Bank was incorporated on March 13, 1989 and opened for business on September 13, 1989 Capitol Valley Bank was incorporated on December 17, 1998 and opened for business on March 3, 1999. Bancorp and the Banks operate under California state charters and are subject to regulation, supervision and regular examination by the Federal Reserve Bank, Department of Financial Institutions and the Federal Deposit Insurance Corporation. The regulations of these agencies govern most aspects of the Banks' business. The accounting and reporting policies of Humboldt Bancorp and Subsidiaries conform with generally accepted accounting principles and general practices within the banking industry.

Principles of Consolidation: The consolidated financial statements include the accounts of the Bancorp and its wholly-owned subsidiaries, Humboldt Bank and Capitol Valley Bank. All material intercompany accounts and transactions have been eliminated.

Nature of Operations: Bancorp is locally owned and operated and its primary service area is the communities of Northern California. Through its subsidiaries, Bancorp's business is primarily focused on servicing the banking needs of individuals living and working in the Bancorp primary service areas and local businesses, including retail, professional and real estate related enterprises in those service areas. Bancorp offers a broad range of services to individuals and businesses with an emphasis upon efficiency and personalized attention. Bancorp provides a full line of consumer services, and also offers specialized services to small businesses, middle market companies, and professional firms, such as courier services and appointment banking. Bancorp offers personal and business checking and savings accounts (including individual interest-bearing negotiable orders of withdrawal ("NOW") accounts and/or accounts combining checking and savings accounts with automatic transfers), IRA and Keogh accounts, time certificates of deposit and direct deposit of social security, pension and payroll checks. It also makes available commercial, construction, accounts receivable, inventory, automobile, home improvement, real estate, office equipment, leasehold improvement, lease receivable financing and other consumer loans (including overdraft protection lines of credit), drafts and standby letters of credit, credit card activities to both individuals (including both secured and unsecured credit cards) and merchants and travelers' checks (issued by an independent entity).

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

Investment Securities: Securities are classified as held-to-maturity if Bancorp has both the intent and ability to hold those debt securities to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives.

Securities are classified as available-for-sale if Bancorp intends to hold those debt securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of Bancorp assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available-for-sale are carried at fair value. Unrealized holding gains or losses

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


NOTE A--SIGNIFICANT ACCOUNTING POLICIES (Continued)

are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

The Bancorp's investments in mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities. Mortgage-backed securities are carried at unpaid principal balances, adjusted for unamortized premiums and unearned discounts. Premiums and discounts are amortized using methods approximating the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.

Loans and Leases Held for Sale: Bancorp sells mortgage loans, the guaranteed portion of Small Business Administration (SBA)-guaranteed loans and loan participations (with servicing retained) for cash proceeds equal to the principal amount of loans, participation or leases with yield rates to the investor based upon the current market rate. In accordance with Statement of Financial Standards (SFAS) No. 125, Accounting for Transfers and Servicing of
Financial Assets and Extinguishment of Liabilities, Bancorp records an asset representing the right to service loans for others when it sells a loan and retains the servicing rights. The total cost of originating or purchasing the loans is allocated between the loan and the servicing rights, based on their relative fair values. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates and using current expected future prepayment rates. The servicing rights are amortized in proportion to, and over the period of, estimated net servicing income, assuming prepayments.

SFAS No. 125 also required the assessment of all capitalized servicing rights for impairment based on current fair value of those rights. For purposes of evaluating and measuring impairment, Bancorp stratifies servicing rights based on the type and interest rates of the underlying loans. Impairment is measured as the amount by which the servicing rights for a stratum exceed their fair value.

A premium over the adjusted carrying value is received upon the sale of the guaranteed portion of an SBA loan. Bancorp's investment in an SBA loan is allocated among the sold and retained portions of the loan based on the relative fair value of each portion at the time of loan origination, adjusted for payments and other activities. Because the portion retained does not carry an SBA guarantee, part of the gain recognized on the sold portion of the loan may be deferred and amortized as a yield enhancement on the retained portion in order to obtain a market equivalent yield.

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

Bancorp's leasing operations consist principally of the leasing of point-of-sale terminals, printers for credit card vouchers and related equipment. Bancorp also has purchased small equipment leases from Bancorp Financial Services, a subsidiary of the Bancorp. All of Bancorp's leases are classified and accounted for as direct financing leases. Under the direct financing method of accounting for leases, the total net rentals receivable under the lease contracts, net of unearned income, are recorded as a net investment in direct financing leases, and the unearned income is recognized each month as it is earned so as to produce a constant periodic rate of return on the unrecovered investment.

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


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

Commercial loans are considered impaired, based on current information and events, if it is probable that Bancorp will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Allowances on impaired loans are established based on the present value of expected future cash flows discounted at the loans effective interest rate or for collateral-dependent loans, on the fair value of the collateral. Cash receipts on impaired loans are used to reduce principal.

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

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


NOTE A--SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Foreclosed Real Estate: Foreclosed real estate includes both formally foreclosed property and in-substance foreclosed property. In-substance foreclosed properties are those properties for which Bancorp has taken physical possession, regardless of whether formal foreclosure proceedings have taken place. At the time of foreclosure, foreclosed real estate is recorded at the lower of the carrying amount or fair value less cost to sell, which becomes the property's new basis. Any write-downs based on the asset's fair value at date of acquisition are charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of their new cost basis or fair value minus estimated costs to sell. Revenue and expenses from operations and subsequent adjustments to the carrying amount of the property are included in income (loss) on foreclosed real estate.

Intangible Assets: The premiums paid to acquire the deposits of the McKinleyville, Arcata, Weaverville, Willow Creek, Loleta, Garberville, Ukiah and Eureka (Burre Center) branches were allocated to core deposit intangibles based on the results of valuation studies performed to determine the fair value of the deposit base acquired. Core deposit intangibles are being amortized over the estimated remaining life of the related deposits of 8 to 10 years.

Investment in Unconsolidated Subsidiary: Humboldt Bank, along with another bank, formed a California corporation, Bancorp Financial Services, Inc. for the purpose of operating an equipment leasing company. In January 1997, Humboldt Bank contributed capital totaling $2,000,000 for a 50% interest in this corporation. The investment is accounted for using the equity method. During 1998, this investment was transferred to the Bancorp.

Investments in Limited Partnerships: Bancorp owns approximately 99% interests in two limited partnerships that own and operate affordable housing projects. Investment in these projects serves as an element of Bancorp's compliance with the Community Reinvestment Act and Bancorp receives tax benefits in the form of deductions for operating losses and tax credits. The tax credits may be used to reduce taxes currently payable or may be carried back one year or forward twenty years to recapture or reduce taxes. Bancorp uses the equity method of accounting for the partnerships' operating results and tax credits are recorded in the years they became available to reduce income taxes.

Income Taxes: Provisions for income taxes are based on amounts reported in the statements of operations (after exclusion of non-taxable income such as interest on state and municipal loans and securities) and include deferred taxes on temporary differences in the recognition of income and expense for tax and

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


NOTE A--SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Net Income Per Share: Net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock dividends and splits. Net income per share---assuming dilution is computed similar to net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Included in the denominator is the dilutive effect of stock options computed under the treasury method.

Off-Balance-Sheet Financial Instruments: In the ordinary course of business Bancorp has entered into off- balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

Cash and Cash Equivalents: For the purpose of presentation in the Statement of Cash Flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "Cash and due from banks."

Recently Issued Accounting Standards: In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133), was issued. Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. Statement No. 137, issued June 1999, defers the effective date of Statement No. 133 to January 1, 2001. The Bancorp will adopt this Statement as of January 1, 2001 and has made no assessment of the potential impact of adopting the Statement at this time.

In October 1998, Statement No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" was issued. Statement No. 134 amends Statement No. 65, "Accounting for Certain Mortgage Banking Activities," which establishes accounting and reporting standards for selected activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar. Statement No. 134 requires that after the securitization of mortgage loans held for sale, the resulting mortgage-backed securities and other retained interests should be classified in accordance with Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," based on its ability and intent to sell or hold these investments. This new standard is effective for 1999 and did not have a material impact on the financial statements of Bancorp.

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


NOTE A--SIGNIFICANT ACCOUNTING POLICIES (Continued)

In April 1998, Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities" was issued. The Statement is effective for fiscal years beginning after December 15, 1998. The Statement requires costs of start-up activities and organization costs to be expensed as incurred. The Bancorp adopted SOP 98-5 effective January 1, 1999, which resulted in $192,000 in costs related to the start-up activities and organization costs of Capitol Valley Bank being expensed.


NOTE B--RESTRICTIONS ON CASH AND DUE FROM BANKS AND INTEREST-BEARING DEPOSITS IN OTHER BANKS

Cash and due from banks include amounts Bancorp is required to maintain to meet certain average reserve and compensating balance requirements of the Federal Reserve. The total requirements at December 31, 1999 and 1998 were $14,064,000 and $10,936,000, respectively.

Interest-bearing deposits in other banks totaling $3,000,000 were pledged to MasterCard International as of December 31, 1998 to secure the full performance of all of Bancorp's payment obligations to MasterCard in connection with Bancorp's MasterCard membership.


NOTE C--INVESTMENT SECURITIES

The amortized cost of investment securities and their approximate fair values at December 31 were as follows (dollars in thousands):



                                                       Amortized     Unrealized    Unrealized        Fair
                                                          Cost         Gains         Losses          Value
                                                       ---------      -------       -------        ---------

December 31, 1999:

Available-for-Sale
   U.S. Government and agency securities               $   3,551                    $    14        $   3,537
   Municipal securities                                   19,614      $   211           324           19,501
   Collateralized mortgage obligations issued
      by U.S. government agencies                         87,316          233           652           86,897
   Corporate bonds                                           625                                         625
   Mortgage-backed securities                              3,855                         55            3,800
   Equity securities                                       1,000                                       1,000
                                                       ---------      -------       -------        ---------
                    Total available-for-sale           $ 115,961      $   444       $ 1,045        $ 115,360
                                                       =========      =======       =======        =========

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


NOTE C--INVESTMENT SECURITIES (Continued)




                                                       Amortized     Unrealized    Unrealized        Fair
                                                          Cost         Gains         Losses          Value
                                                       ---------      -------       -------        ---------

December 31, 1998:

Available-for-Sale
   U.S. Government and agency securities               $   3,000      $    13                      $   3,013
   Municipal securities                                   16,227          890       $     7           17,110
   Collateralized mortgage obligations issued
      by U.S. government agencies                         56,682          286           353           56,615
   Equity securities                                       1,062            2                          1,064
                                                       ---------      -------       -------        ---------
                    Total available-for-sale           $  76,971      $ 1,191       $   360        $  77,802
                                                       =========      =======       =======        =========



The maturities of investment securities at December 31, 1999 were as follows (dollars in thousands):

                                                     Amortized        Fair
                                                       Cost           Value
                                                    ---------       ---------
Amounts maturing in:
      Three months or less                          $   1,697       $   1,697
      Over three months through twelve months          11,999          12,021
      After one year through three years               59,417          59,112
      After three years through five years             13,458          13,411
      After five years through fifteen years           18,715          18,605
      After fifteen years                               9,675           9,514
      Equity securities                                 1,000           1,000
                                                    ---------       ---------
                                                    $ 115,961       $ 115,360
                                                    =========       =========

The amortized cost and fair value of collateralized mortgage obligations are presented by average life in the preceding table. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Proceeds from sales of investment securities available-for-sale during 1999, 1998 and 1997 were $6,986,000, $445,550, and $12,418,000, respectively. Gross gains and losses on those sales were $32,000 and $267,000 in 1999 and $108,000 and $6,000 in 1997, respectively. There were no gains or losses on the investment securities sold in 1998.

Investment securities with an amortized cost of approximately $3,551,000 and $3,000,000 and an approximate market value of $3,537,000 and $3,013,000 at December 31, 1999 and 1998, respectively, were pledged to meet the requirements of the Federal Reserve and the U. S. Department of Justice. In addition, investment securities with an amortized cost of approximately $2,593,000 and $4,878,000 and an approximate market value of $2,609,000 and $4,804,000 at December 31, 1999 and 1998, respectively, were pledged to secure certain deposits. Furthermore, investment securities with an amortized cost of approximately $3,698,000 and $5,289,000 and an approximate market value of $3,703,000 and $5,224,000 at December 31, 1999 and 1998, were pledged as collateral for an advance from the Federal Home Loan Bank. In addition, investment securities with an amortized cost of approximately $24,186,000 and

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


NOTE C--INVESTMENT SECURITIES (Continued)

$10,188,000 and an approximate market value of $23,975,000 and $10,229,000 at December 31, 1999 and 1998, respectively, were pledged to Visa and Mastercard to secure the full performance of all of Bancorp's payment obligations to Visa and Mastercard in connection with Bancorp's Visa and Mastercard membership.


NOTE D--LOANS AND LEASE FINANCING RECEIVABLES, NET

The components of loans and lease financing receivables in the balance sheets were as follows at December 31 (dollars in thousands):

                                                         1999        1998
                                                      ---------    --------

  Real estate--construction and land development      $  22,118    $  20,667
  Real estate--commercial and agricultural               99,053       80,197
  Real estate--family and multifamily residential        43,038       27,549
  Commercial, industrial and agricultural                39,295       33,981
  Lease financing receivables, net of unearned
    income of $1,203,000 and $1,896,000 in
    1999 and 1998, respectively                          17,202        9,867
  Credit card receivables                                 3,456        5,672
  Consumer loans, net of unearned income of
    $1,000 in 1998                                        1,938        2,110
  State and political subdivisions                          707        1,512
  Other                                                     509          585
                                                      ---------    ---------
                                                        227,316      182,140
  Deferred loan fees                                       (987)        (724)
  Allowance for loan and lease losses                    (3,354)      (3,055)
                                                      ---------    ---------
                                                      $ 222,975    $ 178,361
                                                      =========    =========

The maturity and repricing distribution of the loan and lease portfolio at December 31, 1999 and 1998, follows (dollars in thousands):

                                                         1999         1998
                                                      ---------    ---------

  Three months or less                                $  86,369    $  71,990
  Over three months to twelve months                     15,585       15,463
  Over one year to three years                           37,796       28,428
  Over three years to five years                         46,573       32,113
  Over five years to fifteen years                       23,797       21,979
  Over fifteen years                                     16,429       11,856
                                                      ---------    ---------
                                                        226,549      181,829
  Nonaccrual loans                                          767          311
                                                      ---------    ---------
                                                      $ 227,316    $ 182,140
                                                      =========    =========

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


NOTE D--LOANS AND LEASE FINANCING RECEIVABLES, NET (Continued)

At  December   31,  1999  and  1998   approximately   $45,000  and   $1,348,000,
respectively, of Bancorp's credit card receivables were secured by savings accounts.

At December 31, 1999, the recorded investment in loans for which impairment has been recognized in accordance with Statement No. 114 totaled $849,000, with a corresponding valuation allowance of $114,000. At December 31, 1998, the recorded investment in loans for which impairment has been recognized totaled $338,000, with a corresponding valuation allowance of $126,000. For the years ended December 31, 1999, 1998 and 1997, the average recorded investment in impaired loans was approximately $892,000, $515,000 and $156,000, respectively. In 1998 Bancorp recognized $41,000 of interest on impaired loans (during the portion of the year that they were impaired), of which $21,000 was related to impaired loans for which interest was recognized on the cash basis. In 1999 and 1997, Bancorp recognized $3,000 and $5,000, respectively, of interest on impaired loans (during the portion of the year that they were impaired), all of which was recognized on the cash basis.

In addition, at December 31, 1998 and 1997, Bancorp had other nonaccrual loans of approximately $246,000 and $97,000 for which impairment had not been recognized. If interest on these loans had been recognized at the original interest rates, interest income would have increased approximately $1,000 in 1999, $16,000 in 1998 and $5,000 in 1997. Bancorp has no commitments to loan additional funds to the borrowers of impaired or nonaccrual loans.

Bancorp receives fees for servicing retained on loans and leases sold. Loans and leases being serviced by Bancorp for others were as follows at December 31 (dollars in thousands):

                                     1999          1998          1997
                                  ---------     ---------     ---------

  Loans                           $ 163,672     $ 144,531     $ 123,232
  Lease financing receivables                           2           701
  Credit                                                            904
                                  ---------     ---------     ---------
                                  $ 163,672     $ 144,533     $ 124,837
                                  =========     =========     =========

An analysis of the changes in the allowance for loan and lease losses is as follows for the years ended December 31 (dollars in thousands):

                                            1999        1998        1997
                                          -------     -------     -------
  Beginning balance                       $ 3,055     $ 2,371     $ 2,146
    Provision for loan and lease losses     1,046       2,124         773
    Credit cards charged off                 (614)       (956)       (475)
    Leases charged off                       (148)       (316)       (124)
    Loans charged off                        (314)       (362)       (211)
    Credit card recoveries                    209         105          87
    Lease recoveries                            9          24          34
    Loan recoveries                           111          65         141
                                          -------     -------     -------
  Ending balance                          $ 3,354     $ 3,055     $ 2,371
                                          =======     =======     =======

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


NOTE E--PREMISES AND EQUIPMENT

Components of premises and equipment included the following at December 31 (dollars in thousands):
                                                  1999         1998
                                                --------     --------

   Land                                         $  2,265     $  1,962
   Buildings and improvements                      5,505        5,168
   Furniture, fixtures and equipment               4,526        3,007
   Leasehold improvements                            310          203
                                                --------     --------
                                                  12,606       10,340
   Accumulated depreciation                       (3,941)      (2,390)
                                                --------     --------
                                                   8,665        7,950
   Construction in progress                        1,085
                                                --------     --------
                                                $  9,750     $  7,950
                                                ========     ========

NOTE F--INVESTMENT IN UNCONSOLIDATED EQUIPMENT LEASING SUBSIDIARIES

The  following  information   summarizes  the  activity  of  the  unconsolidated
equipment leasing subsidiary for the twelve months ended November 30, (in thousands):

                                                  1999         1998
                                                --------     --------
   Balance sheet
      Assets                                    $ 27,759     $ 21,323
                                                ========     ========
      Liabilities                               $ 22,298     $ 16,761
      Equity                                       5,461        4,562
                                                --------     --------
                                                $ 27,759     $ 21,323
                                                ========     ========
   Income statement
      Revenues                                  $  5,090     $  3,055
      Expenses                                     4,191        2,537
                                                --------     --------
         Net income                                  899          518
                                                x     50%    x     50%
                                                --------     --------
      Bancorp's share of net income             $    450     $    259
                                                ========     ========


NOTE G--TRANSFERS OF FINANCIAL ASSETS

During the year ended December 31, 1999 and 1998, Bancorp recorded $871,000 and $739,000, respectively, of servicing rights related to loans originated and sold. Amortization of the servicing rights was $268,000 and $141,000 for the years ended December 31, 1999 and 1998, respectively. The estimated fair value

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


NOTE G--TRANSFERS OF FINANCIAL ASSETS (Continued)

of the servicing assets aggregated $1,751,000 and $640,000 at December 31, 1999 and 1998, respectively. A valuation allowance is recorded where the fair value is below the carrying amount of the servicing assets. No valuation allowance was needed at December 31, 1999 or 1998.


NOTE H--INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following at December 31 (dollars in thousands):

                                                  1999         1998
                                               ---------    ---------

   Negotiable order of withdrawal (NOW)        $  29,789    $  22,314
   Savings and money market                       66,291       48,936
   Time, $100,000 and over                        68,061       46,355
   Other time                                    103,966       69,478
                                               ---------    ---------
                                               $ 268,107    $ 187,083
                                               =========    =========

Interest expense on these deposits for the years ended December 31 is as follows (dollars in thousands):

                                  1999         1998          1997
                                -------      -------       -------

   NOW                          $   193      $   207       $   190
   Savings and money market       1,218        1,232         1,327
   Time, $100,000 and over        2,627        2,412         1,803
   Other time                     3,986        3,714         3,653
                                -------      -------       -------
                                $ 8,024      $ 7,565       $ 6,973
                                =======      =======       =======

The maturities of time deposits at December 31, 1999 are as follows (dollars in thousands):

   Three months or less                               $  64,138
   Over three months through twelve months               82,481
   Over one year through three years                     23,461
   Over three years                                       1,947
                                                      ---------
                                                      $ 172,027
                                                      =========

NOTE I--LINE OF CREDIT

Humboldt Bank and Capitol Valley Bank have uncommitted federal funds lines of credit agreements with two financial institutions. The maximum borrowings available under the lines totaled $10,500,000 and $500,000 for Humboldt Bank and Capitol Valley Bank, respectively. Availability of the lines are subject to federal funds balances available for loan and continued borrower eligibility.

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


NOTE I--LINE OF CREDIT (Continued)

These lines are intended to support short-term liquidity, and cannot be used for more than ten consecutive business days or more than twelve times during a given thirty day period. At December 31, 1999 and 1998 there were no borrowings outstanding under the agreements.


NOTE J--LONG-TERM DEBT

Humboldt Bank has three advances totaling $3,316,000 from the Federal Home Loan Bank (FHLB) at December 31, 1999. The first advance totaling $732,000 is due in monthly installments of principal and interest, at 6.19%, of approximately $5,000 through February 15, 2004. The second advance of $1,000,000 is due at maturity on December 31, 2007. Interest is due semi-annually at 6.18%. The third advance totaling $1,584,000 is due in monthly installments of principal and interest, at 6.08%, of approximately $14,000 through April 8, 2013. Investment securities with an amortized cost of $3,698,000 and approximate fair value of $3,703,000 at December 31, 1999, were held as collateral for these three advances. Humboldt Bank also had loans with an approximate principal balance of $2,214,000 at December 31, 1999 pledged as collateral for these advances.

Bancorp has a $2,000,000 unsecured note payable to another Bank. Interest is due monthly at prime plus .5%, which was 9% at December 31, 1999, and principal is due at maturity on March 1, 2001.

Scheduled principal repayments of long-term debt, assuming no changes in their terms, for the five years ending December 31, 2004 are as follows (dollars in thousands):

                                              Humboldt
                              Bancorp           Bank          Total
                             --------        ---------      --------
           2000                              $    93        $     93
           2001              $ 2,000              99           2,099
           2002                                  107             107
           2003                                  114             114
           2004                                  755             755

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


NOTE K--FEES AND OTHER INCOME

Fees and other income consisted of the following for the years ended December 31 (dollars in thousands):

                                                  1999        1998       1997
                                                --------    -------    -------
  Merchant credit card processing fees          $ 13,178    $ 6,177    $ 3,906
  Lease residuals and rentals                      1,250      1,575      1,306
  Credit card program fees                           519      1,019        778
  Equity income of Bancorp Financial Services        450        259         22
  Fees for customer services                         415        346        291
  Earnings on life insurance                         161        106        195
  Loan and lease servicing fees                      293         87        346
  Other (none exceeding 1% of revenues)              386        162         67
                                                --------    -------    -------
                                                $ 16,652    $ 9,731    $ 6,911
                                                ========    =======    =======


NOTE L--OTHER EXPENSES

Other expenses consisted of the following for the years ended December 31 (dollars in thousands):

                                                  1999        1998       1997
                                                --------    -------    -------

  Merchant credit card program                  $  7,460    $ 2,665    $   822
  Professional and other outside services          1,446      1,122      1,342
  Stationery, supplies and postage                   955        884        887
  Telephone and travel                               870        598        478
  Amortization of core deposit intangible            459        372        426
  Credit card program                                240        346      1,021
  Data processing and ATM fees                       299        324        170
  Development                                        414        249        242
  Advertising                                        412        247        265
  FDIC and other insurance                           217        186        164
  Other (none exceeding 1% of revenues)              833        723        407
                                                --------    -------    -------
                                                $ 13,605    $ 7,716    $ 6,224
                                                ========    =======    =======

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


NOTE M--INCOME TAXES

The components of income tax expense included in the statements of operations were as follows for the years ended December 31 (dollars in thousands):

                                                  1999        1998       1997
                                                --------    -------    -------
   Currently payable
      Federal                                   $  1,728    $ 2,063    $ 1,707
      State                                          654        709        602
                                                --------    -------    -------
                                                   2,382      2,772      2,309
   Deferred tax benefit
      Federal                                       (310)      (353)      (606)
      State                                         (119)       (85)      (206)
                                                --------    -------    -------
                                                    (429)      (438)      (812)
   Tax benefit of exercised stock options
      recorded as common stock                       318        183        114
                                                --------    -------    -------
   Net provision for income taxes               $  2,271    $ 2,517    $ 1,611
                                                ========    =======    =======

A reconciliation of income taxes computed at the federal statutory rate of 34% and the provision for income taxes for the years ended December 31 are as follows (dollars in thousands):

                                                  1999        1998       1997
                                                --------    -------    -------

   Income tax at Federal statutory rate         $  2,338    $ 2,221    $ 1,655
      State franchise tax, less federal
         income tax benefit                          492        467        348
      Interest on municipal obligations exempt
         from Federal tax                           (284)      (227)      (176)
      Interest on enterprise zone loans exempt
         from State tax                              (77)       (38)       (52)
      Life insurance earnings and expenses           (79)       (55)       (93)
      Low income housing credits                    (165)
      Deferred tax asset valuation allowance
         change                                                 122        (99)
      Other differences                               46         27         28
                                                --------    -------    -------
   Provision for income taxes                   $  2,271    $ 2,517    $ 1,611
                                                ========    =======    =======

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


NOTE M--INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to the components of the net deferred tax asset recorded as an other asset as of December 31 were as follows (dollars in thousands):

                                                  1999         1998
                                               ---------    ---------
  Deferred tax assets:
    Allowance for loan and lease losses        $     934    $     929
    Nonqualified benefit plans                     1,188          935
    Deferred loan fees                               359          298
    State franchise taxes                            222          241
    Depreciation                                     675          593
    Unrealized securities holding losses             247
    Merchant Bankcard program                        629          393
    Core deposit intangible amortization             202          110
    Organization costs                               149
    Other                                            139          201
                                               ---------    ---------
               Total deferred tax assets           4,744        3,700
    Valuation allowance for deferred tax assets     (435)        (435)
                                               ---------    ---------
          Deferred tax assets recognized           4,309        3,265

  Deferred tax liabilities:
    Unrealized securities holding gains                           346
    Equity in income of subsidiaries                 248          116
    FHLB stock dividends                              61           49
    Other                                            301           78
                                               ---------    ---------
          Total deferred tax liabilities             610          589
                                               ---------    ---------
                  Net deferred tax asset       $   3,699    $   2,676
                                               =========    =========

Amounts presented for the tax effects of temporary differences are based upon estimates and assumptions and could vary from amounts ultimately reflected on Bancorp's tax returns. Accordingly, the variances from amounts reported for prior years are primarily the result of adjustments to conform to the tax returns as filed. A valuation allowance has been established to reduce deferred tax assets to the amount that is more likely than not to be realized.

Income taxes receivable (payable) were $398,000 and $(141,000) at December 31, 1999 and 1998, respectively. The income tax (benefit) expense related to net investment securities gains was $(97,000) and $42,000 during 1999 and 1997, respectively. There were no net investment gains during 1998.

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


NOTE N--EARNINGS PER SHARE

The following is a computation of basic and diluted earnings per share for the years ended December 31, which has been retroactively adjusted for stock dividends and splits (dollars in thousands except per share amounts):

                                                1999        1998        1997
                                            ----------- ----------- -----------
Basic:

Net income                                  $     4,607 $     4,016 $     3,258
                                            =========== =========== ===========
Weighted-average common shares outstanding    5,048,547   4,876,404   4,755,846
                                            =========== =========== ===========
Earnings per share                          $       .91 $       .82 $       .69
                                            =========== =========== ===========
Diluted:
Net income                                  $     4,607 $     4,016 $     3,258
                                            =========== =========== ===========
Weighted-average common shares outstanding    5,048,547   4,876,404   4,755,846

Net effect of dilutive  stock options -
  based on the treasury stock method using
  average market price                          508,274     502,037     568,786
                                            ----------- ----------- -----------
Weighted-average common shares outstanding
  and common stock equivalents                5,556,821   5,378,441   5,324,632
                                            =========== =========== ===========
Earnings per share - assuming dilution      $       .83 $       .75 $       .61
                                            =========== =========== ===========


Options to purchase 1,100 and 35,203 shares of common stock at $13.52 per share and $14.32 per share, respectively, were outstanding at December 31, 1999 and options to purchase 30,250 shares of common stock at $10.25 per share were outstanding at December 31, 1997 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. All options outstanding at December 31, 1998 were included in the computation of diluted EPS.


NOTE O--BENEFIT PLANS

Retirement Plan: Humboldt Bank has a defined contribution retirement plan covering substantially all of the Bank's and Bancorp's employees. Bank contributions to the plan are made at the discretion of the Board of Directors in an amount not to exceed the maximum amount deductible under the profit sharing plan rules of the Internal Revenue Service. Employees may elect to have a portion of their compensation contributed to the plan in conformity with the requirements of Section 401(k) of the Internal Revenue Code. Salaries and employee benefits expense includes Bank contributions to the plan of $223,000 during 1999, $189,000 during 1998 and $134,000 during 1997.

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


NOTE O--BENEFIT PLANS (Continued)

Director Fee Plan: The Bancorp has adopted the Humboldt Bank Director Fee Plan (the "Fee Plan"). The Fee Plan permits each Bancorp director to elect to receive his/her director's fees in the form of Bancorp common stock, cash, or a combination of Bancorp common stock and cash, and to elect to defer the receipt of any of the foregoing until the end of his/her term as a Bancorp director. If deferral is elected, the amount of the director's fees shall be credited to an account on behalf of the director, however, such crediting shall constitute a mere promise on the part of the Bancorp to pay/distribute on this account. The account is otherwise unsecured, unfunded and subject to the general claims of creditors of Humboldt Bank and Bancorp. The Fee Plan provides for the issuance of up to 40,000 shares of Bancorp common stock. The amount of such fees deferred in 1999, 1998 and 1997 totaled $86,000, $58,000 and $43,000, respectively. At
December 31, 1999 and 1998, the liability for amounts due under this plan totaled $196,000 and $110,000, respectively, or approximately 20,083 and 13,079 shares of stock.

Employee Stock Bonus Plan: Humboldt Bank has an Employee Stock Bonus Plan which is funded annually at the sole discretion of the Board of Directors. Funds are invested in Bancorp stock, when available, and is purchased at the current market price on behalf of all employees except the executive officers of the Bancorp. The compensation cost recognized for 1999, 1998 and 1997 was $20,000, $20,000 and $20,000, respectively. In addition, $100,000 was transferred from the profit sharing plan into this Plan.


NOTE P--STOCK OPTION PLAN

At December 31, 1999, the Bancorp has a stock-based compensation plan consisting of a fixed stock option plan which is described below. The Bancorp applies
Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Bancorp's stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, the Bancorp's net income and net income per share would have been adjusted to the pro forma amounts indicated below (dollars in thousands):

                                               1999      1998        1997
                                             -------    -------    -------
   Net income
       As reported                           $ 4,607    $ 4,016    $ 3,258
       Pro forma                               4,407      3,716      3,194

   Net income per share
       As reported                               .91        .82        .69
       Pro forma                                 .87        .76        .67

   Net income per share--assuming dilution
       As reported                               .83        .75        .61
       Pro forma                                 .80        .69        .60

The Bancorp has a stock option plan under which incentive and nonstatutory stock options, as defined under the Internal Revenue Code, may be granted. Options representing 456,255 shares of the Bancorp's no par value common stock may be granted under the plan by the Board of Directors to directors, officers and key,

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


NOTE P--STOCK OPTION PLAN (Continued)

full-time employees at an exercise price not less than the fair market value of the shares on the date of grant. In addition, 671,762 options are outstanding that were granted by Humboldt Bank prior to the formation of the Bancorp. Options may have an exercise period of not longer than 10 years and the options are subject to a graded vesting schedule of 33% per year for incentive stock options. Nonstatutory stock options vest immediately.

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option   pricing  model  with  the  following   weighted-average
assumptions:

                                               1999      1998        1997
                                             -------    -------    -------

     Dividend yield                             0%         0%         0%
     Expected life:
       Incentive                             10 years   10 years   10 years
       Nonstatutory                          10 years   10 years   10 years
     Expected volatility                      15.00%     10.69%     10.69%
     Risk-free interest rate:
       Incentive                               6.50%      5.95%      6.24%
       Nonstatutory                            6.50%      5.20%      6.78%

A summary of stock option activity, adjusted to give effect to stock dividends and splits follows:



                                                                   Incentive Stock Options


                                        1999                      1998                          1997
                             -----------------------   ------------------------     --------------------------
                               Weighted-                  Weighted-                    Weighted-
                                Average                    Average                      Average
                            Exercise Price    Shares   Exercise Price    Shares     Exercise Price     Shares
                            --------------   -------   --------------   -------     --------------     -------
Shares under option at
  beginning of year           $   4.08       531,352       $ 3.78       601,692         $  2.81        508,682
Options granted                  10.87        62,944         9.75         6,050            8.68        100,259
Options exercised                 2.26       (46,868)        2.02       (75,031)           3.40         (4,274)
Options expired                   9.27          (307)        8.32        (1,359)           4.09         (2,975)
                                             -------                    -------                        -------
Shares under option at
  end of year                     5.03       547,121         4.08       531,352            3.78        601,692
                                             =======                    =======                        =======
Options exercisable at
  end of year                                466,113                    446,815                        444,433
Weighted-average
  fair value of options
  granted during the year         5.36                       4.37                          4.04


                        HUMBOLDT BANCORP AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 1999, 1998 and 1997


NOTE P--STOCK OPTION PLAN (Continued)

                                                                 Nonstatutory Stock Options

                                        1999                      1998                          1997
                             -----------------------   ------------------------     --------------------------
                               Weighted-                  Weighted-                    Weighted-
                                Average                    Average                      Average
                            Exercise Price    Shares   Exercise Price    Shares     Exercise Price     Shares
                            --------------   -------   --------------   -------     --------------     -------


Shares under option at
   beginning of year          $  4.33        452,562       $  3.79      493,866         $  3.27        531,714

Options granted                 13.04         26,699          9.29       30,800           10.14         33,275

Options exercised                3.77        (71,592)         2.76      (72,104)           2.66        (71,123)
                                             -------                    -------                        -------
Shares under option at
   end of year                   5.56        407,669          4.33      452,562            3.79        493,866
                                             =======                    =======                        =======
Options exercisable at
   end of year                               407,669                    452,562                        493,866

Weighted-average fair value
   of options granted
   during the year               6.39                         3.80                         4.54



The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                               Options Outstanding

                                          Weighted-Average
   Range of                Number            Remaining         Weighted-Average
Exercise Prices         Outstanding      Contractual Life       Exercise Price
---------------         -----------      ----------------      ----------------
$1.95 to $3.57            609,224            4.0 years              $ 2.94
$4.37 to $6.54            126,509            6.6 years                4.76
$9.09 to $11.59           182,754            8.5 years                6.43
$13.52 to $14.32           36,303            9.8 years               13.04
                          -------
$1.95 to $14.32           954,790            6.7 years                4.23
                          =======

                               Options Exercisable

   Range of                        Number          Weighted-Average
Exercise Prices                 Exercisable         Exercise Price
---------------                 -----------        ----------------

$1.95 to $3.57                    609,223               $ 2.94
$4.37 to $6.54                    114,055                 5.28
$9.09 to $11.59                   117,375                10.01
$13.52 to $14.32                   33,129                14.29
                                  -------               ------
$1.95 to $14.32                   873,782                 4.63

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


NOTE Q--RELATED PARTY TRANSACTIONS

Bancorp has entered into transactions with its directors, executive officers and their affiliates and subsidiaries of the Bancorp (related parties). The following is a summary of the aggregate activity involving related party borrowers at December 31, 1999 and 1998 (dollars in thousands):

                                                  1999            1998
                                                --------        --------

     Loans outstanding at beginning of year     $  6,451        $  6,218
     Loan disbursements                            2,862           2,095
     Loan repayments                              (4,448)         (1,862)
                                                --------        --------
          Loans outstanding at end of year      $  4,865        $  6,451
                                                ========        ========

At December 31, 1999 and 1998, commitments to related parties of approximately $4,892,000 and $605,000 were undisbursed. Bancorp has issued letters of credit on behalf of related parties totaling $2,270,000 at December 31, 1999.

Deposits received from directors and officers totaled $634,000 and $1,531,000 at December 31, 1999 and 1998, respectively.

Bancorp made payments totaling $77,000 in 1999, $73,000 in 1998 and $50,000 in 1997 to a travel business owned by a director. Payments under contracts with directors' companies for premises remodeling, repair and engineering services totaled $33,000 in 1999, $32,000 in 1998 and $14,800 in 1997. Bancorp purchased computer equipment and office furniture from businesses owned by members of executive officers' immediate families totaling $20,000 in 1998 and $17,000 in 1997. Bancorp paid fees for payroll services and other miscellaneous expenses totaling $4,000 in 1998 and $11,000 in 1997 to a business with which a director is associated. In 1997, Bancorp entered into a long term lease for a branch office with a company owned by a director. Payments on this lease during 1999, 1998 and 1997 totaled $37,000, $31,000 and $13,000. In 1999, Bancorp purchased a branch that leases its facility from a company owned by a director. Payments on this lease during 1999 totaled $24,000.

Humboldt Bank and Capitol Valley Bank routinely participate in loan transactions. At December 31, 1999, the outstanding loan balances purchased from Humboldt Bank by Capitol Valley Bank was $2,649,000 and the outstanding loan balances purchased from Capitol Valley Bank by Humboldt Bank was $2,760,000.

Humboldt Bank provides loan support and performs loan servicing for Capitol Valley Bank. The amount of loans serviced by Humboldt Bank at December 31, 1999 totaled $13,358,000.

Bancorp purchases leases that are originated by its subsidiary, Bancorp Financial Services. These outstanding lease receivable balances, net of unearned interest, totaled $12,534,000 and $5,403,000 at December 31, 1999 and 1998,
respectively. In addition, Humboldt Bank has entered into a $3.8 million line of credit with Bancorp Financial Services, which expires May 2, 2000 and bears interest at the prime rate plus .50% (currently 9%) per annum.

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


NOTE R--COMMITMENTS AND CONTINGENT LIABILITIES

Postemployment Benefit Plans and Life Insurance Policies: Bancorp has purchased single premium life insurance policies in connection with the implementation of salary continuation and deferred compensation plans for certain key employees. The policies provide protection against the adverse financial effects from the death of a key employee and provide income to offset expenses associated with the plans. The specified employees are insured under the policies, but the Bancorp is the owner and beneficiary. At December 31, 1999 and 1998, the cash surrender value of these policies totaled approximately $5,157,000 and $4,943,000, respectively.

The plans are unfunded and provide for Bancorp to pay the employees specified amounts for specified periods after retirement and allow the employees to defer a portion of current compensation in exchange for the Bancorp's commitment to pay a deferred benefit at retirement. If death occurs prior to or during retirement, Bancorp will pay the employee's beneficiary or estate the benefits set forth in the plans.

At December 31, 1999 and 1998, liabilities recorded for the estimated present value of future salary continuation and deferred compensation benefits totaled approximately $2,716,000 and $2,038,000, respectively. Salary continuation benefits may be paid if termination is without cause or due to a change in control of Bancorp. Otherwise no benefits are paid upon termination. Deferred compensation is vested as to the amounts deferred. In the event of death or under certain other circumstances, Bancorp is contingently liable to make future payments greater than the amounts recorded as liabilities. Based on present circumstances, Bancorp does not consider it probable that such a contingent liability will be incurred or that in the event of death, such a liability would be material after consideration of life insurance benefits.

Lease Commitments: Bancorp leases eight sites under noncancelable operating leases expiring in May 2000, September 2000, October 2000, November 2000, February 2006, September 2007, October 2008 and June 2009. The lease expiring May 2000 includes an option to renew for two additional five-year terms, with the monthly rental being adjusted to the fair market rental value. The lease expiring November 2000 includes an option to extend the lease for an additional term of one year. The lease expiring in February 2006 requires adjustments to the base rent after two years for changing price indices with a maximum annual increase of five percent and includes an option to renew for two consecutive five-year terms. The lease expiring September 2007 is renewable for two consecutive five-year periods and requires adjustment every September 1 based on changing price indices but not less than 2% nor more than 10%. The lease expiring October 2008 requires annual adjustments to the base rent every November 3 of the greater of 2% or the percentage increase in the Consumer Price Index and includes an option to extend the term of the lease for three consecutive five-year terms. The lease expiring June 2009 requires scheduled adjustments to the base rent every two years and includes an option to renew for two consecutive five-year terms.

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


NOTE R--COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

As of December 31, 1999, future minimum lease payments under noncancelable operating leases are as follows (dollars in thousands):

                                              Lease
                                            Commitment
                                            ----------
    Year ended December 31:
        1999                                 $   414
        2000                                     356
        2001                                     361
        2002                                     367
        2003                                     372
        Thereafter                             1,401
                                             -------
          Total minimum lease commitments    $ 3,271
                                             =======

Rent expense for the years ended December 31, 1999, 1998 and 1997 totaled $401,000, $269,000 and $128,000, respectively. Sublease rental income was $4,000 in 1997.

Financial Instruments with Off-Balance-Sheet Risk: Bancorp's financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, credit card arrangements and standby letters of credit. A summary of Bancorp's commitments and contingent liabilities at December 31, is as follows (dollar in thousands):

                                            Contractual Amounts
                                          1999              1998
                                        --------         --------
      Commitments to extend credit      $ 62,256         $ 42,200
      Credit card arrangements             9,256           12,299
      Standby letters of credit            3,951            5,240

Commitments to extend credit, credit card arrangements and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. Bancorp's credit policies and procedures for credit commitments and financial guarantees are the same as those for extension of credit that are recorded on the balance sheet. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to Bancorp.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Bancorp evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, certificates of deposits and income-producing commercial properties. At December 31, 1999 and 1998, approximately $157,000 and $1,300,000, respectively, of Bancorp's undisbursed credit card commitments were secured by deposit accounts.

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


NOTE R--COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. All letters of credit are short-term guarantees with no guarantees extending more than two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending facilities to customers. Bancorp holds assigned deposit accounts as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 1999 and 1998 varies from zero to 100%; the average amount collateralized is approximately 83% in 1999 and 92% in 1998. None of these letters of credit were utilized during 1999 or 1998.

Bancorp has not incurred any losses on its commitments in 1999, 1998 or 1997.

Merchant  Credit  and  Debit  Card  Sales  Processing:   Bancorp  processes  the
settlement of credit and debit card sales for merchants located throughout the continental United States, Alaska, Hawaii and Puerto Rico. The process involves collecting funds from the card issuing bank and crediting the merchant accounts in exchange for a merchant discount and other processing fees. The more significant areas of risk associated with this process includes the risk that funds due from the card issuing bank will be uncollectible, that significant fines may be assessed for violations of VISA or MasterCard rules or that the merchant will be unable to absorb chargebacks, deliver products due to insolvency or may commit fraud. To protect Bancorp from losses, merchant deposits of $54,153,000 at December 31, 1999 and $46,969,000 at December 31, 1998 have been established by withholding a percentage of merchant processing volume. In addition, Bancorp has accrued a liability to cover losses, if any, in excess of the merchant reserves of $1,544,000 and $954,000 at December 31, 1999 and 1998, respectively. Bancorp has incurred approximately $127,000 and $18,000 in losses during 1999 and 1998, respectively. No losses were incurred in 1997. Bancorp processed approximately $2.9 billion and $2.2 billion of credit and debit card sales for merchants during 1999 and 1998, respectively. Bancorp markets its merchant bankcard services through five independent service and marketing organizations (ISO's). Those five ISO's represent $2.8 billion of Bancorp's credit and debit card sales during 1999. In addition, the merchant bankcard services are regulated by VISA. At this time Bancorp does not believe it is in complete compliance with the VISA requirements and is seeking a waiver. If the waiver is not obtained, Bancorp would need to restructure its merchant bankcard operations, which would adversely affect Bancorp's revenues for these services.

Legal Proceedings: Bancorp is a party to claims and legal proceedings arising in the ordinary course of business. After taking into consideration information furnished by legal counsel to the Bancorp as to the current status of various claims and proceedings to which Bancorp is a party, management is of the opinion that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on the financial position or results of operations of the Bancorp.


NOTE S--CONCENTRATIONS OF CREDIT RISK

Most of Bancorp's business activity is with customers located within the State of California, primarily in Northern California except for the merchant credit card debit card sales processing as discussed in Note R. The economy of Humboldt Bank's primary service area is heavily dependent on the area's major industries which are timber, commercial fishing, agriculture and tourism. General economic conditions or natural disasters affecting the primary service area or its major industries could affect the ability of customers to repay loans and the value of real property used as collateral.

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


NOTE S--CONCENTRATIONS OF CREDIT RISK (Continued)

In addition to the types of loans as set forth in Note D, Bancorp has concentrations in out-of-area participation loans, motel loans, commercial real estate and construction loans. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers. Bancorp, as a matter of policy, does not extend credit to any single borrower or group of related borrowers on a secured basis in excess of 25% of its unimpaired capital (shareholders' equity plus the allowance for loan and lease losses) and on an unsecured basis in excess of 15% of its unimpaired capital.

Bancorp places its cash investments primarily in financial instruments backed by the U.S. Government and its agencies or by high quality financial institutions or corporations. At December 31, 1999 and 1998, approximately 63% and 9%, respectively, of Bancorp's net worth was invested in federal funds sold to a New York bank. In addition, at December 31, 1999, Bancorp had deposits in federally insured banks in excess of federally insured limits by $4,196,000.


NOTE T--REGULATORY MATTERS

The primary source of dividends paid by Bancorp to its stockholders is dividends received from its subsidiaries. Banking regulations limit the amount of cash dividends that may be paid without prior approval of Humboldt Bank and Capitol Valley Bank's regulatory agency. Cash dividends are limited to the lesser of retained earnings, if any, or net income for the last three years, net of the amount of any other distributions made to shareholders during such periods. As of December 31, 1999, $6,217,000 was available for cash dividend distributions for Humboldt Bank without prior approval. Capitol Valley Bank could not declare dividends at December 31, 1999 without prior approval from the regulatory agency.

Bancorp is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minium capital requirements can initiate certain mandatory---and possible additional discretionary---actions by regulators that, if undertaken, could have a direct material effect on the Bancorp's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bancorp and its subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. These capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Bancorp to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that Bancorp meets all capital adequacy requirements to which it is subject.

As of December 31, 1999, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bancorp and its subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized Bancorp must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category. The Bancorp and its subsidiaries' actual capital amounts and ratios are also presented in the table.

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


NOTE T--REGULATORY MATTERS (Continued)



                                                                                    Capitalized Under
                                                                 For Capital        Prompt Corrective
                                            Actual            Adequacy  Purposes   Action   Provisions
                                     Amount       Ratio        Amount     Ratio     Amount     Ratio
                                   ---------      -----      ---------  --------   -------     -----
                                                           (in thousands)
As of December 31, 1999:
  Total Capital
    (to Risk Weighted Assets)
    Consolidated                   $ 34,666       12.07%     $ 22,984     >8.0%
    Humboldt Bank                  $ 29,454       11.05%     $ 21,354     >8.0%    $ 26,692    >10.0%
     Capitol Valley Bank           $  3,683       20.29%     $  1,452     >8.0%    $  1,816    >10.0%
  Tier I Capital
     (to Risk Weighted Assets)
     Consolidated                  $ 31,312       10.90%     $ 11,492     >4.0%
     Humboldt Bank                 $ 26,181        9.82%     $ 10,677     >4.0%    $ 16,015     >6.0%
     Capitol Valley Bank           $  3,602       19.84%     $    726     >4.0%    $  1,089     >6.0%
  Tier I Capital
     (to Average Assets)
     Consolidated                  $ 31,312        7.50%     $ 16,689     >4.0%
     Humboldt Bank                 $ 26,181        6.61%     $ 15,844     >4.0%    $ 19,805     >5.0%
     Capitol Valley Bank           $  3,602       19.82%     $    727     >4.0%    $    909     >5.0%
As of December 31, 1998:
  Total Capital
    (to Risk Weighted Assets)      $ 25,683       11.66%    >$17,617      >8.0%   >$ 22,022    >10.0%
  Tier I Capital
     (to Risk Weighted Assets)     $ 22,931       10.41%    >$8,809       >4.0%   >$ 13,213     >6.0%
  Tier I Capital
     (to Average Assets)           $ 22,931        7.23%    >$12,690      >4.0%   >$ 15,863     >5.0%



NOTE U--CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

Condensed balance sheets as of December 31, 1999 and 1998 and the related condensed statements of operations and cash flows for the three years in the period ended December 31, 1999 for Humboldt Bancorp (parent company only) are presented as follows (dollars in thousands):

                            Condensed Balance Sheets

                                          December 31
                                  ------------------------------
                                     1999                 1998
                                  --------              --------
Assets
  Cash                            $    757              $    805
  Other assets                         453                   197
  Investment in subsidiaries        35,653                26,443
                                  $ 36,863              $ 27,445
                                  ========              ========

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


NOTE U--CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (Continued)


                                                                 December 31
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Liabilities
  Other liabilities                                         $    370   $     83
  Borrowed funds                                               2,000
Stockholders' equity
  Common stock                                                28,405     25,877
  Retained earnings                                            6,088      1,485
                                                            --------   --------
                                                            $ 36,863   $ 27,445
                                                            ========   ========

                       Condensed Statements of Operations

                                                      Year Ended December 31
                                                 ------------------------------
                                                   1999       1998       1997
                                                 -------    --------   --------

Dividends from subsidiaries                      $ 2,500    $  2,085
Reimbursements from subsidiaries                   2,210
Other income                                           7           3   $      2
Expenses allocated to subsidiaries                (2,069)
Other expenses                                    (1,158)        (87)       (24)
Income (loss) before taxes                         1,490       2,001        (22)
Tax benefit (expense)                                307         (51)       106
Income before equity in income of subsidiaries     1,797       1,950         84
Equity in undistributed income of subsidiaries     2,810       2,066      3,174
                                                 -------    --------   --------
Net income                                       $ 4,607    $  4,016   $  3,258
                                                 =======    ========   ========

                       Condensed Statements of Cash Flows



                                                                    Year ended December 31
                                                           -------------------------------------
                                                              1999          1998          1997
                                                           ---------      --------      --------
Operating activities:
  Net income                                               $   4,607      $  4,016      $  3,258
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
    Dividends from subsidiaries                                             (2,085)
    Equity in undistributed income of subsidiaries            (2,810)       (2,066)       (3,174)
    Amortization                                                   9             4             4
    Increase in other assets                                    (265)         (188)
    Increase in other liabilities                                287            83
                                                           ---------      --------      --------
     Net cash provided (used) by operating activities          1,828          (236)           88


                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


NOTE U--CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (Continued)



                                                                    Year ended December 31
                                                              1999        1998        1997
                                                           ---------    --------    --------
Investing activities:
  Investment in Capitol Valley Bank                        $  (4,500)
  Investment in Humboldt Bank                                 (1,900)
  Reimbursement from subsidiary                                  319    $    183    $    114
                                                           ---------    --------    --------
         Net cash (used) provided by investing activities     (6,081)        183         114

Financing activities:
  Proceeds from note payable                                   2,000
  Cash paid for fractional shares                                 (4)         (8)         (5)
  Proceeds from issuance of common stock                       2,209         362         203
                                                           ---------    --------    --------
                Net cash provided by financing activities      4,205         354         198
                                                           ---------    --------    --------
                          Net (decrease) increase in cash        (48)        301         400
                                Cash at beginning of year        805         504         104
                                                           ---------    --------    --------
                                      Cash at end of year  $     757    $    805    $    504
                                                           =========    ========    ========

NOTE V--BANCORP ACQUISITION OF SILVERADO MERGER CORPORATION

In September 1999, Bancorp acquired all of the outstanding shares of Silverado Merger Corporation for 49,502 shares of Bancorp restricted common stock and warrants to purchase up to 99,000 shares of Bancorp stock for $10.91 per share. Bancorp has the right to repurchase the 49,502 shares of common stock for $.91 each, and the warrants to purchase up to 99,000 shares of common stock for $10.91 per share cannot become exercisable, in the event Capitol Valley Bank fails to achieve certain business objectives by December 31, 2001. Until the contingencies related to the issuance of the restricted stock and warrants are resolved, the amount recorded for this transaction will be a liability of $45,002 and the stock and warrants issued will not be included in per share information. The fair value as of the merger date of the stock and warrants issued to the Silverado Merger Corporation stockholders will be recorded as an additional cost of the acquisition if all the requirements of the acquisition agreement are achieved. Otherwise, the 49,502 shares of restricted stock will be repurchased for $.91 per share and the warrants will expire. As part of the acquisition agreement, some shareholders and supports of Silverado Merger Corporation purchased $1.6 million of Bancorp restricted common stock at $12.00 per share pursuant to a private placement. Silverado has no operations, and all of its obligations and liabilities were extinguished prior to consummation of the merger. Therefore, Silverado's financial statements at the time of the merger were immaterial.


NOTE W--FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


NOTE W--FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underling value of the Bancorp as a whole.

The estimated fair values of the Bancorp's financial instruments are as follows at December 31 (dollars in thousands):


                                                                 1999                      1998
                                                      ------------------------    -----------------------
                                                                     Estimated                 Estimated
                                                       Carrying         Fair      Carrying        Fair
                                                        Amount         Value       Amount        Value
                                                      ---------     ----------   ----------    ----------
Financial assets:
   Cash and due from banks                            $  31,339     $  31,339    $  28,626     $  28,626
   Interest-bearing deposits in other banks                  20            20        3,020         3,020
   Federal funds sold                                    21,375        21,375        2,250         2,250
   Investment securities                                115,360       115,360       77,802        77,802
   Loans and leases held for sale                         2,147         2,149        7,677         7,731
   Loans and lease financing receivables, net           222,975       222,114      178,361       178,386
   Accrued interest receivable                            2,147         2,147        1,779         1,779
   Cash surrender value of life insurance                 5,157         5,157        4,943         4,943

Financial liabilities:
   Deposits                                             378,630      378,655       283,967       283,997
   Accrued interest payable                                 678          678           306           306
   Long-term debt                                         5,316        5,316         3,402         3,402



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

     Loans and lease financing receivables, net: For variable-rate loans that reprice frequently and fixed rate loans that mature in the near future, with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other fixed rate loans are estimated

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


NOTE W--FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

     using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Bancorp's lease portfolio has relatively high fixed rates that usually do not fluctuate with market changes and, therefore, the carrying amount is a reasonable estimate of the fair value. Loan and lease fair value estimates include judgments regarding future expected loss experience and risk characteristics and are adjusted for the allowance for loan and lease losses. The carrying amount of accrued interest receivable approximates its fair value.

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

    Off-balance sheet instruments: Off-balance sheet commitments consist of commitments to extend credit, credit card arrangements and standby letters of credit. The contract or notional amounts of Bancorp's financial instruments with off-balance-sheet risk are disclosed in Note R. Estimating the fair value of these financial instruments is not considered practicable due to the immateriality of the amounts of fees collected, which are used as a basis for calculating the fair value, on such instruments.


NOTE X--SUBSEQUENT EVENTS

Bancorp has entered into a merger agreement with Global Bancorp, a California bank holding company that owns Capitol Thrift and Loan Association, a California industrial loan company with 10 branches located throughout California. Under the merger agreement, Capitol Thrift will become a wholly-owned subsidiary of Bancorp. The acquisition is subject to conditions including approval by the shareholders of Global Bancorp, regulatory approval, and the completion of a stock offering. The estimated purchase price of Global Bancorp will be $16.5 million, $11.8 million of which will be in cash and $4.7 million of which will be a contingent payment in the form of a promissory note due on January 30, 2002 bearing interest at 8%, that is contingent on future events and can be adjusted upward or downward based on criteria set forth in the merger agreement. The merger will be accounted for as a purchase and, due to the contingent payment, will cause negative goodwill which will be accounted for as a deferred credit and amortized using the straight-line method over 15 years. Bancorp incurred $238,000 of costs related to the pending acquisition of Global Bancorp and the related stock offering as of December 31, 1999. These costs are recorded as an other asset and will be expensed when the acquisition takes place. If either party fails to complete the acquisition for certain specified reasons, a termination fee of $250,000 to $350,000 could be imposed.

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


NOTE X--SUBSEQUENT EVENTS (Continued)

In February 2000, Bancorp filed a registration statement for the sale of a minimum of 320,000 shares of common stock at $12.50 per share. Bancorp intends to use the proceeds to assist in the purchase of Global Bancorp. In addition, Bancorp intends to acquire additional capital of $5 million by the issuance of subordinated debentures at an estimated rate of 10.875% per annum.

In 1998, Bancorp purchased a building and land for approximately $2.9 million. Bancorp intends to renovate the property so that all of Bancorp's administrative offices and departments will be centrally located. The estimated cost of the renovation is $3.3 to $3.9 million. At December 31, 1999, approximately $1.1 million in costs have been incurred for design work. Upon its completion, Bancorp has an agreement to lease a portion of the facility to a local agency in exchange for approximately $27,000 per month.

On January 11, 2000, Bancorp's Board of Directors declared a 10% stock dividend on outstanding common stock to be distributed on February 7, 2000, to holders of record on January 28, 2000. As a result of the dividend, 472,879 shares of common stock will be distributed and fractional shares will be purchased at $12.727 per share. All data with respect to net income per common share and weighted average number of shares outstanding have been retroactively adjusted to reflect the stock dividend.


NOTE Y--OPERATING SEGMENTS

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

The following table includes segment profit, including certain revenues and expenses, and segment assets (in thousands) of and for the year ended:

                                             Retail    Credit Card
                                            Banking    Operations     Total
                                           ---------   -----------  --------
December 31, 1999:
Revenue from external customers            $  4,071     $ 14,992   $  19,063
Interest revenue                             24,612          628      25,240
Interest expense                              8,163          182       8,345
Depreciation and amortization                 2,987          273       3,260
Segment profit, before taxes                  2,691        4,187       6,878

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1999, 1998 and 1997


NOTE Y--OPERATING SEGMENTS (Continued)

                                                 Retail    Credit Card
                                                 Banking   Operations   Total
                                                ---------  ---------- ---------
Other significant non-cash items:
  Additions to reserves for potential losses   $     686    $    832  $   1,636
Segment assets                                   361,543      62,106    423,649
Investment in equity method investees              4,063                  4,063

December 31, 1998:
Revenue from external customers                    3,524       8,304     11,828
Interest revenue                                  22,339       1,165     23,504
Interest expense                                   7,593         149      7,742
Depreciation and amortization                      2,886         217      3,103
Segment profit, before taxes                       4,444       2,089      6,533
Other significant non-cash items:
  Additions to reserves for potential losses       1,240       1,183      2,423
Segment assets                                   262,301      57,674    319,975
Investment in equity method investees              2,281                  2,281