Form 10-Q
period 2000-03-31
HUMBOLDT BANCORP
filed 2000-05-12
CIK 1008554

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 2000


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


Number of shares of common stock outstanding at March 31, 2000 is: 5,859,725

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

The information required by Rule 10-01 of Regulation S-X is attached hereto as Exhibit A.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

The business operation of the Company is conducted through its wholly owned subsidiaries, Humboldt Bank and Capitol Valley Bank, and a 50% interest with Tehema Bancorp in Bancorp Financial Services, a company making consumer automobile loans, and commercial equipment leases of less than $100,000 to small businesses. The following discussion, presented on a consolidated basis, analyzes the financial condition and results of operations of the Company for the three month period ended March 31, 2000.

Changes in Financial Condition

During the three month period ended March 31, 2000, deposits increased $6.6 million or 1.7% to $385.2 million compared with $378.6 million at December 31 1999. The increase in deposits is the result of increases in non-interest bearing demand deposits, and time certificates of deposit $100,000 and over, offset by decreases in interest bearing demand deposits, other time deposits and savings deposits. During the same period, total loans, excluding loans held for sale, increased $15.7 million or 6.9% to $242.0 million compared with $226.3 million at December 31 1999. The increase in loans is the result of increases in real estate loans, commercial, industrial and agricultural loans, and other loans, offset by decreases in lease financing loans and consumer loans. The increase in deposits and loans is attributable to internal growth and is not the result of acquisitions. Loans held for sale decreased $1,897,000 or 88.4% to $250,000 compared with $2,147,000 at December 31 1999.

At March 31, 2000, deposits had increased $95.6 million or 33.0% to $385.3 million from $289.7 million at March 31, 1999. Total loans, excluding loans held for sale, had increased $53.3 million or 28.3% to $242.0 million from $188.7 million at March 31, 1999. The increase in deposits is attributable to internal growth ($9.4 million), the opening of Capitol Valley Bank ($24.5 million) and the retention of deposits acquired from two branches of California Federal Bank ($61.7 million). The increase in loans is attributable to internal growth ($37.0 million), and the opening of Capitol Valley Bank ($16.3 million) in March 1999. Loans held for sale decreased $4,263,000 or 94.5% to $250,000 compared with $4,513,000 at March 31, 1999

Investment securities decreased $12.5 million or 10.8% to $102.9 million compared with $115.4 million at December 31, 1999, and federal funds sold increased $19.7 million or 92.1% to $41.1 million compared with $21.4 million at December 31 1999. The decrease in investment securities is mainly attributable to an increase in loan funding. The increase in federal funds sold was in anticipation of the cash purchase of Capitol Thrift and Loan and of deposit withdrawals related to IRS taxes due in April 2000.

At March 31, 2000, investment securities had increased $26.4 million or 34.5% to $102.9 million from $76.5 million at March 31, 1999. Federal funds sold had increased $32.0 million or 351.6% to $41.1 million from $9.1 million at March 31, 1999. The increase in investment securities and federal funds sold is attributable to the internal growth, the opening of Capitol Valley Bank, and the retention of the deposits acquired from the two branches of California Federal Bank offset by the increase in loans attributable to internal growth and the opening of Capitol Valley Bank in March 1999.

During the three month period ending March 31, 2000, past due and non-accrual loans increased 0.4 million or 13.3% to $3.4 million (0.8% of total assets), compared with $3.0 million (0.7% of total assets) at December 31, 1999.

At March 31, 2000, past due and non-accrual loans had increased $.5 million or 17.2% to $3.4 million (0.8% of total assets) from $2.9 million (0.9% of total assets) at March 31, 1999.

The Company's allowance for loan losses at March 31, 2000, was 1.6% of loans and leases compared with 1.5% at December 31, 1999, and 1.6% at March 31, 1999.

Earnings Summary

During the quarter ended March 31, 2000, net income increased $167,000 to $1,164,000 or $0.22 per share (diluted $0.20), compared with net income of $997,000 or $0.20 per share (diluted $0.19) in the same quarter a year ago. This increase is attributed to an increase in interest income of $2,081,000 or 36.4%, an increase in non-interest income of $2,730,000 or 71.5%, an increase in Bancorp Financial Services income of $10,000 or 12.7%, offset by an increase in interest expense of $1,001,000 or 55.9%, an increase in provision for loan losses of $239,000 or 75.2%, an increase in non-interest expense of $3,377,000 or 56.4%, an increase in income taxes of $17,000 or 3.2%, and a loss on sale of securities of $20,000 or 333.3%.

Net Interest Income

During the  quarter  ended  March 31,  2000,  total  interest  income  increased
$2,081,000  or 36.4% to  $7,804,000  compared  with  $5,723,000  the prior year.
During the same period, total interest expense increased $1,001,000 or 55.9% to $2,793,000 compared with $1,792,000 the prior year. Net interest income for the quarter ended March 31, 2000, was $5.0 million compared with $3.9 million the prior year. Average loans and leases as a percentage of average earning assets was 64.2% during the quarter ended March 31, 2000, compared to 64.3% at December 31, 1999, and 68.0% at March 31, 1999. The average balance of other earning assets as a percentage of average earning assets was 35.8% during the quarter ended March 31, 2000, compared to 35.7% at December 31, 1999, and 32.0% at March 31, 1999.

Provision for Loan Losses

The Company maintains its allowance for loan losses at a level considered appropriate by management to provide for known and inherent risks in the loan portfolio. This consideration includes an evaluation of various factors affecting the collectability of loans, including current and projected economic conditions, past credit experience and a periodic review of the Company's loan portfolio. The Company recorded a provision to the allowance for loan losses for the three month period ended March 31, 2000, of $557,000 compared to $318,000 for the same period in 1999. Loans charged-off for the three-month period ended March 31, 2000, were $129,000 compared to $310,000 for the same period in 1999. Recoveries for the three-month period ended March 31, 2000 and 1999, were $20,000 and $32,000 each.

Non-Interest Income

Non-interest income consists of gain/loss on sale of loans and fixed assets, service charges on deposit accounts and other service charges, commissions and fees including Lease Department, Merchant BankCard Department and Issuing BankCard Department income. During the quarter ended March 31, 2000, income from these sources increased $2.7 million or 71.1% to $6.5 million compared with $3.8 million in 1999. The increase was primarily attributable to an increase in Merchant BankCard Department income of $2,798,000, and a gain in service charges on deposit accounts of $78,000, offset by a decrease in Lease Department income of $104,000.

Non-Interest Expense

During the quarter ended March 31, 2000, non-interest expenses increased $3.4 million or 56.7% to $9.4 million compared with $6.0 million in 1999. The increase was due in part to increased personnel expenses of $833,000, Premises and Fixed asset expense of $220,000, core deposit intangible expense of $96,000, outside consulting expense of $58,000, legal expense of $57,000, and merchant bankcard department expense of $2,204,000. These increases were partially offset by a decrease in office supply expense of $52,000.

Number of Employees

At the quarter ended March 31, 2000, the Company had a total of 321 full-time equivalent employees, compared to 318 and 257 full-time equivalent employees at December 31, 1999, and March 31, 1999, respectively.

Capital Resources

Management seeks to maintain adequate capital to support anticipated asset growth and credit risks and to ensure that the Company meets all regulatory capital requirements.

The Company is required to maintain certain regulatory minimum capital ratios. The following table outlines these ratios at March 31, 2000:

                            REQUIRED         COMPANY'S
                            MINIMUM           ACTUAL
                            --------         ---------
TIER 1                        6.00             14.51
TOTAL CAPITAL                10.00             15.74
LEVERAGE                      5.00             10.76

Future growth and earnings retention, as currently projected by management, is expected to provide for the maintenance of capital ratios in conformity with the requirements.

Income Taxes

The provision for income taxes was $553,000 for the quarter ended March 31, 2000, compared to $536,000 in the same quarter a year earlier. The provision is classified as current tax liability for interim reporting purposes. The effective tax rate was 34.0% for the quarter ended March 31, 2000, compared to 36.9% for the same quarter in 1999.

Liquidity

The Company manages its liquidity to ensure that sufficient funds are available to meet loan commitments and deposit fluctuations. Primary sources of liquidity include cash and due from bank deposits, unpledged short-term U.S. Government securities and federal funds sold. The Company's primary liquidity ratio, which is the ratio of liquid assets to total assets, was 33.2% at March 31, 2000, compared with 33.2% at December 31, 1999, and 28.7% at March 31, 1999.

Asset/Liability Management

The Company's Asset and Liability Committee ("ALCO") meets on a quarterly basis and monitors the impact of interest rate changes on the Company's earnings and economic value. The Company uses a simulation model to estimate the change in the Company's net interest margin (NIM) for various rate scenarios. The Company uses a combined net present value and going-concern model to calculate economic risk.

Interest Rate Risk. The table below shows the potential change in NIM (before taxes) if rates change as of March 31, 2000. These estimates are based on the existing repricing schedule (see repricing table) as well as consideration of convexity when rates change (e.g., mortgage-backed securities cash flow changes). The Company's NIM increases if rates rise, and declines if rates fall. The cause of this slight exposure to declining rates is due to the Company's concentration of short-term and rate sensitive loans as of March 31, 2000.

Economic Risk. The Company also measures the potential change in the net present value of the Company's net existing assets and liabilities if rates change (the "economic value of equity" or "EVE"). The table below also shows the EVE. The EVE is determined by valuing the Company assets and liabilities as of March 31, 2000, using a present value cash flow calculation as if the Company is liquidated. The EVE declines when rates increase because there are more fixed rate assets than liabilities. However, the Company's NIM earnings would also increase as rates increased (from the interest rate risk) and this benefit would offset the decline in EVE.


                                                  % Change in NIM
                                 Change in NIM    to Shareholder
                                 (In thousands        Equity
                                   pre-tax)          (pre-tax)         % of EVE
                                 -------------     --------------      --------
                  +2%               $1,077             3.2%            (11.5%)

                  +1%               $  536             1.5%             (5.7%)


                                                  % Change in NIM
                                 Change in NIM    to Shareholder
                                 (In thousands        Equity
                                   pre-tax)          (pre-tax)         % of EVE
                                 -------------     --------------      --------
                  -1%               $ (548)           (1.6%)             5.7%

                  -2%              ($1,132)           (3.3%)            11.5%

The following table sets forth the repricing opportunities for the assets and liabilities of the Company at March 31, 2000. Assets and Liabilities are classified by the earliest possible repricing date or maturity, whichever comes first.



                                                                 REPRICING IN

                                   Less         Three       One        Three      Five
                                   Than        Through    Through     Through    Through      Over
                                   Three       Twelve      Three       Five      Fifteen     Fifteen     Non-Interest
   (In thousands)                  Months      Months      Years       Years      Years       Years        Bearing        Total
                                   ------      ------      -----       -----      -----       -----      -----------      -----

ASSETS:

Net Loans & Loans held for sale   $  97,313  $  15,721   $  40,384   $ 42,250   $ 32,286    $  14,272                   $ 242,226

Investment Securities                 2,639     11,053      44,780     14,365     24,789        4,228                     101,854

Federal Funds Sold                   41,100                                                                                41,100

FHLB Stock                                                                                                $    1,013        1,013

Interest-bearing deposits                                                                                                     119
with banks                               20         99

Non-interest earning assets                                                                                   57,578       57,578
                                  ---------  ---------   ---------   --------   --------    ---------     ----------    ---------
 TOTAL ASSETS                     $ 141,072  $  26,873   $  85,164   $ 56,615   $ 57,075    $  18,500     $   58,591    $ 443,890
                                  =========  =========   =========   ========   ========    =========     ==========    =========
 LIABILITIES:
  Non-interest-bearing deposits                                                                           $  117,771    $ 117,771


                                                                 REPRICING IN

                                   Less         Three       One        Three      Five
                                   Than        Through    Through     Through    Through      Over
                                   Three       Twelve      Three       Five      Fifteen     Fifteen     Non-Interest
   (In thousands)                  Months      Months      Years       Years      Years       Years        Bearing        Total
                                   ------      ------      -----       -----      -----       -----      -----------      -----


Interest-bearing deposits         $ 146,363  $  98,358   $  20,983   $  1,777                                             267,481

Borrowings                               23         71         210      2,989                   5,310                       8,603

Other liabilities                                                                                              7,352        7,352

Stockholders' equity                                                                                          42,683       42,683
                                  ---------  ---------   ---------   --------   --------    ---------     ----------    ---------
Total liabilities and
stockholders' equity              $ 146,386  $  98,429   $  21,193   $  4,766          0        5,310     $  167,806    $ 443,890
                                  =========  =========   =========   ========   ========    =========     ==========    =========
Interest rate sensitivity gap     $  -5,314  $ -71,556   $  63,971   $ 51,849   $ 57,075    $  13,190     $ -109,215

Cumulative interest rate
sensitivity gap                   $  -5,314  $ -76,870   $ -12,899   $ 38,950   $ 96,025    $ 109,215


Year 2000 Issue

The Company completed all phases of the year 2000 compliance project on time and as of March 31, 2000, has not encountered any material year 2000 problems.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Refer to item 2 above


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

ITEM 2 - Changes in Securities - NONE

ITEM 3 - Defaults upon Senior Securities - NONE

ITEM 4 - Submission of Matters to a Vote of Security Holders - NONE

ITEM 5 - Other Information

On June 22, 1999, Humboldt Bancorp entered into a merger agreement to acquire Global Bancorp, and its wholly-owned operating subsidiary Capitol Thrift and Loan, a California industrial loan corporation. Capitol Thrift has 10 branches located within California and focuses primarily on consumer mortgage and commercial real estate lending. The acquisition of Global Bancorp was subject to several conditions, including approval of the merger by the shareholders of Global Bancorp, regulatory approval, and sale of common stock through a public offering. The acquisition of Global Bancorp was consummated on April 7, 2000 and Capitol Thrift and Loan became a subsidiary of Humboldt Bancorp.

On March 23, 2000, Humboldt Bancorp completed the placement of $5,310,000.00 of 10.875% junior subordinated debt securities due 2030 through Salomon Smith Barney Inc. This placement was made to enhance the capital structure of Humboldt Bancorp.

On March 29, 2000, Humboldt Bancorp completed the private placement of 640,000 shares of common stock at $12.50 per share, totaling $8,000,000.00 less expenses of approximately $519,000.00. This placement was made to enhance the capital structure of Humboldt Bancorp.

On March 29, 2000, Humboldt Bancorp common stock (HBEK) was listed on the NASDAQ National Market, having been previously listed on the OTC bulletin board.


ITEM 6 - Exhibits and Reports on Form 8-K

Exhibit (27) - Financial Data Schedule

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   May 11, 2000          HUMBOLDT BANCORP


                              /s/  Alan J. Smyth

                              Alan J. Smyth
                              Senior Vice President and Chief Financial Officer


                              /s/  Theodore S. Mason

                              Theodore S. Mason
                              President and Chief Executive Officer

                        Humboldt Bancorp and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 March 31, 2000
                                   (Unaudited)


Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Humboldt Bancorp and Subsidiaries at March 31, 2000, and results of operations for the three months ended March 31, 2000, and March 31, 1999.

Certain information and footnote disclosures presented in the Company's annual financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the operating results through December 31, 2000.


Note 2 - Consolidation

The consolidated financial statements include the accounts of Humboldt Bancorp and its wholly-owned subsidiaries, Humboldt Bank and Capitol Valley Bank and a 50% interest in Bancorp Financial Services. All material intercompany accounts and transactions have been eliminated in consolidation.


Note 3 - Commitments

The company has outstanding performance letters of credit of $4.0 million at March 31, 2000, compared to $4.6 million at March 31, 1999.


Note 4 - Net Income Per Common Share

Net income per share (basic) is calculated by using the weighted-average common shares outstanding. The weighted-average number of common shares used in computing the net income per common share for the period ending March 31, 2000, was 5,255,259 and for the period ending March 31, 1999, was 4,941,256.

Net income per share (diluted) is calculated by using the weighted-average common shares (diluted) outstanding. The weighted average number of common shares (diluted) used in computing the net income per common share (diluted) for the period ending March 31, 2000, was 5,731,840 and for the period ending March 31, 1999, was 5,386,426.


Note 5 - Subsequent Events

See item 5 on page 8 for a discussion of the acquisition of Global Bancorp effective April 7, 2000. The purchase price was $16.5 million, $11.8 million of which was in cash and $4.7 million of which was a contingent payment in the form of a promissory note. The merger will be accounted for as a purchase and, due to the contingent payment, will cause negative goodwill which will be accounted for as a deferred credit and amortized using the straight-line method over 15 years.



HUMBOLDT BANCORP AND SUBSIDIARIES                                     CONSOLIDATED       CONSOLIDATED
CONSOLIDATED BALANCE SHEETS                                             UNAUDITED           AUDITED
(IN THOUSANDS OF DOLLARS)                                               03-31-00           12-31-99

ASSETS:
  Cash and Due From Banks                                                 28,809            31,339
  Interest Bearing Deposits in Banks                                         119                20
  Federal Funds Sold                                                      41,100            21,375
  Investment Securities (At fair value of $102,867 and
     $115,360 respectively)                                              102,867           115,360
  Loans Held For Sale                                                        250             2,147
LOANS
  Real Estate-Construction and Land Development                           24,510            22,118
  Real Estate-Commercial and Agriculture                                 105,932            99,053
  Real Estate-Family and Multifamily Residential                          44,624            43,038
  Commercial, Industrial and Agriculture                                  45,170            39,295
  Lease Financing                                                         16,112            17,202
  Consumer Loans                                                           5,084             5,394
  State and Political Subdivisions                                           707               707
  Other                                                                      886               509
                                                                         243,025           227,316
  Less:  Deferred Loan Fees                                               (1,049)             (987)
    TOTAL LOANS                                                          241,976           226,329
  Less:  Allowance for Credit Losses                                      (3,802)           (3,354)
    NET LOANS                                                            238,174           222,975
  Premises and Equipment (net)                                            10,057             9,750
  OREO                                                                       369               120
  Investment in Associated Companies                                       5,193             4,104
  Intangible Assets                                                        3,804             3,812
  Other Assets                                                            13,148            12,647
    TOTAL ASSETS                                                         443,890           423,649
LIABILITIES
  Deposits:
  Demand                                                                 117,771           110,523
  Demand-Interest Bearing                                                 59,242            63,547
  Time - $100,000 and over                                                77,394            68,061
  Other Time                                                              98,699           103,966
  Savings                                                                 32,146            32,533
                                                                         385,252           378,630
  Borrowed Funds                                                           8,603             5,316
  Other Liabilities                                                        7,352             5,564
                                                                         401,207           389,510
SHAREHOLDERS' EQUITY
  Common  stock,  no par value;  50,000,000  shares  authorized,
  5,859,725  shares in 2000 and  1,792,584  in 1999,  issued and
  outstanding                                                             41,962            28,405
  Retained Earnings                                                        1,227             6,088
  Unrealized Gain/Loss                                                      (506)             (354)
    TOTAL SHAREHOLDERS' EQUITY                                            42,683            34,139
    TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                            443,890           423,649


See notes to consolidated financial statements.



HUMBOLDT BANCORP AND SUBSIDIARIES CONSOLIDATED
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For The Three Months Ended March 31, 2000 and 1999                       UNAUDITED          UNAUDITED
(In Thousands of Dollars except for per share data)                   March 31, 2000     March 31, 1999


INTEREST INCOME
  Interest and Fees on Loans                                               5,725             4,637
  Interest on Deposits in Banks                                               18                39
  Interest and Dividends on Securities                                     1,720               934
  Interest on Federal Funds Sold                                             341               113
  Total Interest Income                                                    7,804             5,723
INTEREST EXPENSE
  Interest on Demand Deposits                                                 54                40
  Interest on Other Savings Deposits                                         406               259
  Interest on Time Deposits $100,000+                                        943               600
  Interest on all Other Time Deposits                                      1,297               828
  Interest on Other Borrowings                                                93                65
  Total Interest Expense                                                   2,793             1,792

  Net Interest Income                                                      5,011             3,931

  Provision for Loan Losses                                                  557               318

NON INTEREST INCOME
  Service Charges on Deposit Accounts                                        620               542
  Other Fee Income                                                         5,448             2,797
  All Other Non-Interest Income                                              482               481
  Total Non-Interest Income                                                6,550             3,820

  Realized Gain/Loss on Securities                                           (14)                6

NON INTEREST EXPENSE
  Salaries and Employee Benefits                                           3,486             2,653
  Premises and Fixed Asset Expense                                           830               610
  Other Non-Interest Expense                                               5,046             2,722
  Total Non-Interest Expense                                               9,362             5,985

INCOME BEFORE TAXES                                                        1,628             1,454
  Applicable Income Taxes                                                    553               536
  Bancorp Financial Services Income                                           89                79

NET INCOME                                                                 1,164               997
COMPREHENSIVE INCOME.
CHANGE IN UNREALIZED HOLDING GAINS FOR PERIOD                               (154)               69
COMPREHENSIVE INCOME                                                       1,010             1,066

NET INCOME PER SHARE                                                       $0.22             $0.20

NET INCOME PER SHARE ASSUMING DILUTION                                     $0.20             $0.19




HUMBOLDT BANCORP AND SUBSIDIARIES STATEMENT OF CASH FLOWS               CONSOLIDATED         CONSOLIDATED
For the Three Months Ended March 31, 2000 and 1999                        UNAUDITED            UNAUDITED
(In Thousands of Dollars)                                              March 31, 2000       March 31, 1999

OPERATING ACTIVITIES
  Net Income -  Adjustments  to reconcile  net income to net
  cash provided by operating activities:                                   1,164                  997
  Provision for Loan Loss                                                    557                  318
  Depreciation                                                               343                  335
  Amortization and Other                                                     188                  404
  (Gain)/Loss on Sale of Securities                                           14                   (6)
  Equity in Income of Associated Company                                     (89)                 (79)
  Net Change in Other Assets                                                (641)                (683)
  Net Change in Other Liabilities                                          1,788                  990
  Net Change in Loans Held for Sale                                        1,897                3,164
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  5,221                5,440
INVESTING ACTIVITIES
  Net Change in Interest-bearing Deposits in Banks                           (99)                   0
  Federal Funds Sold (Net)                                               (19,725)              (6,860)
  Securities Held to Maturity
    Investment Purchases                                                    (160)                   0
    Proceeds from Maturities of Investments                                    0                    0
    Proceeds from Sale of Investments                                          0                    0
  Securities Available For Sale
    Investment Purchases                                                  (4,569)              (6,905)
    Proceeds From Maturities of Investments                                5,446                7,953
    Proceeds From Sale of Investments                                     11,570                    0
  Net Change in Loans                                                    (16,005)              (7,526)
  Purchase of Premises and Equipment                                        (650)                (621)
  Investment in Associated Company                                        (1,000)                   0
NET CASH USED FOR INVESTING ACTIVITIES
FINANCING ACTIVITIES                                                     (25,192)             (13,959)
  Net Change in Deposits                                                   6,622                5,712
  Payments on Borrowed Funds                                              (2,023)                 (21)
  Proceeds from Borrowed Funds                                             5,310                1,300
  Stock Sale & Options Exercised                                           7,532                   54
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 17,441                7,045
NET CHANGE IN CASH AND CASH EQUIVALENTS                                   (2,530)              (1,474)
  Cash and Due From Banks at Beginning of Period                          31,339               28,626
CASH AND DUE FROM BANKS AT END OF PERIOD                                  28,809               27,152
SUPPLEMENTAL DISCLOSURES
  Cash Paid During the Period For:  Interest                               2,862                1,828
                                    Income Taxes                              95                  235
NON-CASH TRANSACTIONS
Unrealized Holding (Gains) losses on Securities                             (167)                (112)
Deferred Income Taxes on Unrealized Holding Losses on Securities             (15)                 (43)
Deposit Liabilities Assumed in Exchange for Assets Acquired
in Connection with Purchase of Branches                                        0                    0
