Form 10-Q
period 2000-06-30
HUMBOLDT BANCORP
filed 2000-08-11
CIK 1008554

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 2000


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

                              X     Yes                           No


Number of shares common stock outstanding at June 30, 2000, was:      5,910,029

PART I - FINANCIAL INFORMATION


ITEM 1 - Financial Statements

The information required by Rule 10-01 of Regulation S-X is attached hereto as Exhibit A.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

The business operation of the Company is conducted through its wholly owned subsidiaries, Humboldt Bank, Capitol Valley Bank, Capitol Thrift and Loan (which was acquired on April 7, 2000), and a 50% interest in Bancorp Financial Services, a company making automobile and small ticket leasing loans. The following discussion presented on a consolidated basis, analyzes the financial condition and results of operations of the Company for the three month and six month periods ended June 30, 2000.

Changes in Financial Condition

During the six-month period ended June 30, 2000, deposits increased $125.5 million or 33.1% to $504.1 million compared with $378.6 million at December 31, 1999. The increase in deposits is the result of increases in demand deposits, savings deposits, other time deposits, and time certificates of deposit over $100,000 being partially offset by a small decrease in Interest-bearing demand deposits. During the same period, total loans, excluding loans held for sale, increased $150.1 million or 66.3% to $376.4 million compared with $226.3 million at December 31, 1999. The increase in loans is primarily the result of increases in the real estate loan portfolio, particularly family and multi-family residential loans and commercial and agriculture loans, and to a much lesser degree in the commercial, industrial and agricultural loan, state and political subdivision loans and other loan portfolios. The increase was partially offset by decreases in, the consumer loan, and the lease financing loan portfolios. Loans held for sale decreased $2.1 million or 100.0% to $0.00 million compared with $2.1 million at December 31, 1999. The increase in deposits and loans is attributable to both internal growth (deposits $21.0 million, loans $40.4 million) and the result of the Capitol Thrift and Loan acquisition (deposits $104.5 million, loans $109.7 million).

At June 30, 2000, deposits had increased $213.5 million or 73.5% from $290.6 million at June 30, 1999. Total loans, excluding loans held for sale, had increased $175.4 million or 87.3% from $201.0 million at June 30, 1999. The increase in deposits and loans is attributable to internal growth (deposits $109.0 million, loans $65.7 million) and the result of the Capitol Thrift and Loan acquisition (deposits $104.5 million, loans $109.7 million).

Investment securities decreased $11.8 million or 10.2% to $103.6 million at June 30, 2000 compared with $115.4 million at December 31, 1999 and federal funds sold increased $6.5 million or 30.3% to $27.9 million compared with $21.4 million at December 31, 1999. The decrease in investment securities was the result of increased internal loan demand. The increase in federal funds sold was the result of a planned build-up of federal funds for liquidity purposes at Capitol Thrift and Loan and an aggressive deposit generation program at Capitol Valley Bank in anticipation of increased loan demand.

At June 30, 2000, investments had increased $35.2 million or 51.4% from $68.4million at June 30, 1999. The increase in investments is mainly attributable to the acquisition of the deposits from the Burre Center and Ukiah Branches of Cal Fed in August of 1999. Federal funds sold had increased $17.4 million or 165.7% from $10.5 million to $27.9 million. The increase in federal funds sold was the result of a planned build-up of federal funds for liquidity purposes at Capitol Thrift and Loan and an aggressive deposit generation program at Capitol Valley Bank in anticipation of increased loan demand.

During the six month period ending June 30, 2000, as a result of the Capitol Thrift & Loan acquisition, past due and non-accrual loans increased $3.0 million or 100.0% to $6.0 million (1.0% of total assets), compared with $3.0 million (0.7% of total assets) at December 31, 1999. The Company's allowance for loan losses at June 30, 2000 was 1.6% of loans and leases compared with 1.5% at December 31, 1999.

At June 30, 2000, mainly as a result of the Capitol Thrift & Loan acquisition, past due and non-accrual loans had increased $3.9 million or 185.7% from $2.1 million at June 30, 1999. The Company's allowance for loan losses at June 30, 2000 was 1.6% of total loans and leases, which compared with 1.6% at June 30, 1999.

Earnings Summary

Net income for the six months ended June 30, 2000 increased $745,000 to $2,839,000 or $0.51 per share (diluted $0.47), compared with net income of $2,094,000 or $0.42 per share (diluted $0.39) in the same period a year ago. The increase can be attributed to increases in total interest income of $7,175,000 or 62.4%, non-interest income of $5,052,000 or 59.3% and Bancorp financial services income of $119,000 or 71.3%. These increases were offset by non-interest expense of $6,739,000 or 52.0%, increases in interest expense of $3,728,000 or 104.1%, provision for loan losses of $744,000 or 147.0%, realized loss on securities of $56,000 or 311.1% and taxes of $334,000 or 32.6%.

Net income for the three months ended June 30, 2000 increased $578,000 to $1,675,000 or $0.30 per share (diluted $0.28 per share), compared with net income of $1,097,000 or $0.22 per share (diluted $0.20 per share) in the same three month period a year ago. This increase of $578,000 can be accounted for by increases in total interest income ($5,095,000 or 88.1%), non-interest income ($2,322,000 or 49.5%), and Bancorp financial services income ($109,000 or 123.9%). These increases were offset by increases in non-interest expense ($3,363,000 or 48.2%), interest expense ($2,727,000 or 152.4%), loan loss provision ($505,000 or 268.6%) realized loss on securities ($36,000 or 150.0%) and taxes ($317,000 or 64.8%).

Net Interest Income

Total interest income increased $7,175,000 or 62.4% for the six months ended June 30, 2000, compared with the prior year. During the same period, interest expense increased $3,728,000 or 104.1%. Net interest income for the six months ended June 30, 2000 was $11.4 million and $7.9 million for the period ended June 30, 1999. Average loans and leases as a percentage of average earning assets was 68.5% during the six months ended June 30, 2000, compared to 68.1% a year earlier. The average balance of other earning assets as a percentage of average earning assets was 31.5% during the six months ended June 30, 2000, compared with 31.9% a year earlier.

Total interest income increased $5,095,000 or 88.1% for the three months ended June 30, 2000, and interest expense increased $2,727,000 or 152.4% compared with the same three-month period in the prior year. Net interest income for the three months ended June 30, 2000 was $6,361,000 and $3,993,000 for the three months ended June 30, 1999. The increase in interest income is accounted for by increases in interest and fees on loans ($4,106,000), interest and dividends on securities ($777,000), federal funds sold ($220,000) and a decrease in interest on deposits in banks ($8,000). The increase in interest expense is attributable to increases in interest on time deposits of $100,000 or more, ($1,300,000) and interest on other borrowings ($185,000), interest on savings deposits ($345,000), all other time deposits ($891,000) and interest on demand deposits ($6,000).

Provision for Loan Losses

The Company maintains its allowance for loan losses at a level considered appropriate by management to provide for known and inherent risks in the loan portfolio. This consideration includes an evaluation of various factors affecting the collectability of loans, including current and projected economic conditions, past credit experience and a periodic review of the Company's loan portfolio. The Company recorded a provision to the allowance for loan losses for the six month period ended June 30, 2000 of $1,250,000 compared to $506,000 for the same period in 1999. Loans charged off during the six-month period totaled $498,000 in 1999 and $531,000 in 1999. Recoveries in the same period were $46,000 in 1999 and $259,000 in 1999. The reduction in loans charged off in 2000 compared to 1999 is primarily due to a planned scaling back of the Company's credit card issuing operations.

The Company recorded a provision to the allowance for loan losses for the three month period ended June 30, 2000 of $693,000 compared with $188,000 in the same period in 1999. Loans charged off during the three-month period totaled $369,000 in 2000 and $221,000 in 1999. Recoveries in the same period were $26,000 in 2000 and $227,000 in 1999.

Non-Interest Income

Non-interest income consists of gain/loss on sale of investments, loans and fixed assets, service charges on deposit accounts and other service charges, commissions and fees including Lease Department, Merchant BankCard Department and Issuing BankCard Department income. During the six months ended June 30, 2000, income from these sources increased $5.0 million or 58.8% to $13.5 million, compared with $8.5 million in 1999. The increase was accounted for by increases in Merchant BankCard Department income ($4.9 million), service charges on deposits ($0.3 million) and key-man insurance income ($0.1 million), offset by a decrease in Lease Department income ($0.3 million).

In the three months ended June 30, 2000, non-interest income was $7.0 million; an increase of $2.3 million or 48.9% compared with $4.7 million for the same period in 1999. The increase is attributable primarily to increases in Merchant Bankcard Department income ($5.6 million), service charges on deposits ($0.8 million), key-man insurance ($0.1 million), investment department income ($0.1 million), gain on sale of loans ($0.1 million) and Lease Department income ($0.3 million).

Non-Interest Expense

During the six months ended June 30, 2000 non-interest expenses increased $6.7 million or 51.5% to $19.7 million, compared with $13.0 million for the same period in 1999. The increase is attributable to increased personnel expenses ($2.2 million), occupancy expense ($0.4 million), and other non interest expenses ($4.1 million) which includes increases in Merchant Bankcard Department expense ($3.8 million), core deposit intangible expense ($0.2 million), and board related expense ($0.1 million)

During the three months ended in June 30, 2000, non-interest expense was $10.3 million an increase of $3.3 million of 47.1%, compared with $7.0 million for the same period in 1999. The increase is attributable to increased personnel expenses ($1.3 million), occupancy expense ($0.2 million), and other non interest expenses ($1.8 million) which includes increases in Merchant Bankcard Department expense ($1.6 million) core deposit intangible expense ($0.1 million), and board related expense ($0.1 million).

Number of Employees

At June 30, 2000 the Company had 406 full-time equivalent employees, compared to 286 full-time equivalent employees at the same period a year earlier.

In the three months ended June 30, 2000 the number of full-time equivalent employees increased by 33 compared with 30 in the same three months period in 1999.

Capital Resources

Management seeks to maintain adequate capital to support anticipated asset growth and credit risks and to ensure that the Company meets all regulatory capital requirements.

The Company is required to maintain certain regulatory minimum capital ratios. The following table outlines these ratios at June 30, 2000.


                                REQUIRED          COMPANY'S
                                 MINIMUM           ACTUAL
                                --------          ---------

TIER 1                             6.00             10.58

TOTAL CAPITAL                     10.00             11.83

LEVERAGE                           5.00              8.55

Future growth and earnings retention, as currently projected by management, is expected to provide for the maintenance of capital ratios in conformity with the requirements.

Income Taxes

The provision for income taxes was $1,359,000 for the six months ended June 30, 2000, compared to $1,025,000 in the same period a year earlier. The provision is classified as current tax liability for interim reporting purposes. The tax rate was 34.7% for the six months ended June 30, 2000, compared to 34.7% for the same period in 1999.

Liquidity

The Company manages its liquidity to ensure that sufficient funds are available to meet loan commitments and deposit fluctuations. Primary sources of liquidity include cash and due from bank deposits, unpledged short-term U.S. Government securities and federal funds sold. The Company's primary liquidity ratio, which is the ratio of liquid assets to total deposits, was 24.1% at June 30, 2000, 33.2% at March 31, 2000 and 25.0% at June 30, 1999.

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

Interest Rate Risk. The table below shows the potential change in NIM (before taxes) if rates change as of June 30, 2000. These estimates are based on the existing repricing schedule (see repricing table) as well as consideration of convexity when rates change (e.g., mortgage-backed securities cash flow changes). The Company's NIM increases if rates rise, and declines if rates fall. The cause of this slight exposure to declining rates is due to the Company's concentration of short-term and rate sensitive loans as of June 30, 2000.

Economic Risk. The Company also measures the potential change in the net present value of the Company's net existing assets and liabilities if rates change (the "economic value of equity" or "EVE"). The table below also shows the EVE. The EVE is determined by valuing the Company assets and liabilities as of June 30, 2000, using a present value cash flow calculation as if the Company is liquidated. The EVE declines when rates increase because there are more fixed rate assets than liabilities. However, the Company's NIM earnings would also increase as rates increased (from the interest rate risk) and this benefit would offset the decline in EVE.


                                                 % Change in NIM
                                 Change in NIM    to Shareholder
               Change in         (In thousands        Equity
            Interest Rates         pre-tax)          (pre-tax)         % of EVE
            --------------       -------------   ---------------       --------
                  +2%                $414              0.9%             (11%)

                  +1%                $218              0.5%              (5%)

                  -1%               ($132)            (0.3%)              5%

                  -2%               ($300)            (0.7%)             11%

The following table sets forth the repricing opportunities for the assets and liabilities of the Company at June 30, 2000. Assets and Liabilities are classified by the earliest possible repricing date or maturity, whichever comes first.




                                                              REPRICING IN
                                  --------------------------------------------------------------------
                                                                                    Five
                                                 Three        One                   Years
                                  Less Than     Through     Through     Three      Through      Over
(In thousands)                      Three        Twelve      Three     Through     Fifteen     Fifteen    Non-Interest
                                    Months       Months      Years    Five Years    Years       Years        Bearing       Total
                                  ---------     -------     -------   ----------   --------    -------    ------------    -------
ASSETS:

Net Loans                           119,370      45,887      69,419      54,819     58,652      28,289                    376,436

Investment Securities                 2,614       9,699      44,713      16,934     24,760       3,802                    102,522

Federal Funds Sold                   27,855                                                                                27,855

FHLB Stock                                                                                                     1,048        1,048

Interest-bearing deposits
  with banks                            117          99                                                                       216

Non-interest earning assets                                                                                   67,234       67,234
                                    ---------------------------------------------------------------------------------------------
TOTAL ASSETS                        149,956      55,685     114,132      71,753     83,412      32,091        68,282      575,311
                                    =============================================================================================


                                                              REPRICING IN
                                  --------------------------------------------------------------------
                                                                                    Five
                                                 Three        One                   Years
                                  Less Than     Through     Through     Three      Through      Over
(In thousands)                      Three        Twelve      Three     Through     Fifteen     Fifteen    Non-Interest
                                    Months       Months      Years    Five Years    Years       Years        Bearing       Total
                                  ---------     -------     -------   ----------   --------    -------    ------------    -------
LIABILITIES:

Non-interest-bearing deposits                                                                                127,955      127,955

Interest-bearing deposits           199,708     142,141      28,873       5,422                                           376,144

Borrowings                            3,023       5,073         213       8,271                                            16,580

Other liabilities                                                                                             10,364       10,364

Stockholders' equity                                                                                          44,268       44,268
                                    ---------------------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity              202,731     147,214      29,086      13,693          0           0       182,587      575,311
                                    =============================================================================================
Interest rate sensitivity gap       -52,775     -91,529      85,046      58,060     83,412      32,091

Cumulative interest rate
  sensitivity gap                   -52,775    -144,304     -59,258      -1,198     82,214     114,305



ITEM 3 -       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

               Refer to item 2 above.

                           PART II - OTHER INFORMATION

ITEM 1 -       Legal Proceedings

     (A) On May 17, 2000, the case of Lawrence Bradley vs Visa International Service Association and Travelers Bank USA Corp. (Civil Action No. C 00-01777
SBA), was filed in the United States District Court, Northern District of California, Northern Division. This case is a purported class action brought on behalf of Mr. Bradley and others similarly situated (VISA credit cardholders issued by Travelers Bank, hereinafter "Travelers" although the Company believes the plaintiff means Citibank), against Travelers and VISA International (herein "VISA") to (i) enjoin the collection of debts charged to Traveler's Visa cards for gambling at Internet casino websites; (ii) have Internet casino gambling declared unlawful; and (iii) recover all payments including principal, interest and penalties, received by Travelers and Visa related to such debts. Mr. Bradley is alleging that Travelers and Visa were facilitating, participating in and profiting from gambling by allowing Mr. Bradley to use his Travelers Visa card to purchase "e-cash" at a website owned and operated by Cryptologic, Inc. and Intersafe Global which he accessed from seven online casino operations. Mr. Bradley proceeded to participate in certain games with his e-cash and allegedly lost in the aggregate $7,048. The action alleges violation of the federal Wire Act and the federal Racketeering Influenced and Corrupt Organizations Act
("RICO"). Mr. Bradley is seeking treble damages pursuant to RICO, punitive damages and attorney's fees, in addition to compensatory damages and declaratory relief.

     Humboldt Bank provides merchant processing for Cryptologic and Intersafe Global's credit card operations, and on July 3, 2000, Citibank sent a letter to Humboldt Bank seeking indemnity for the Bradley action pursuant to VISA regulations. Humboldt Bank and Citibank have had preliminary discussions regarding this matter, but Humboldt Bank has not yet formally responded to Citibank's letter. The Bradley action is in its preliminary stages and the outcome at this time cannot be determined. The Bradley action is very similar to another action entitled Freeman, et al. V. Citibank (South Dakota) NA, et al., filed in the Northern District of Alabama, Northern Division previously reported by the Company in prior filings with the Commission. In the event it is ultimately determined that Humboldt Bank is obligated to indemnify Citibank, Humboldt Bank intends to seek indemnity against Cryptologic, Intersafe Global and creditcards.com, the company through which its independent marketing efforts presented Cryptologic's and Intersafe Global's application for merchants services to Humboldt Bank.

     (B) On June 23, 2000 Humboldt Bank was served with two lawsuits entitled Christopher Bradford, et al., vs Leasecomm Corporation, et al., Commonwealth of Massachusetts, Middlesex, ss. (Superior Court Civil No. 00-2756) and Frances M. Okougbo, et al. vs Leasecomm Corporation, et al., Commonwealth of Massachusetts, Middlesex, ss. (Superior Court Civil No. 00-2757). These are purported class action lawsuits in which plaintiffs allege that they were charged excessive fees by defendants for entering into non cancellable equipment leases and merchant agreements in connection with establishing a business in which revenues may be received through credit card payments. In the Bradford and Okougbo lawsuits, plaintiffs are alleging, among other things, that Cardservice International, Inc and creditcards.com used deceptive practices to sign plaintiffs to merchant agreements to establish merchant accounts with Humboldt Bank and were charged excessive fees. Cardservice International, Inc. and creditcards.com are independent service and marketing organizations that market Humboldt Bank's merchant services. In the Bradford and Okougbo lawsuits, plaintiffs are also alleging that Humboldt Bank was either an agent of Cardservice International, Inc. and creditcards.com or Cardservice International, Inc. and creditcards.com was an agent of Humboldt Bank and that Humboldt Bank should be jointly and severally liable for any damages. Plaintiffs in the Bradford and Okougbo lawsuits are seeking, among other things, a refund of all monies paid, including costs and interest, and attorney's fees, including multiple damages. These cases are in their initial stages and Humboldt Bank has an indemnification agreement with Cardservice International and is seeking indemnification from creditcards.com. Humboldt Bank intends to vigorously defend itself in these matters.

ITEM 2 -       Changes in Securities - NONE

ITEM 3 -       Defaults Upon Senior Securities - NONE

ITEM 4 -       Submission of Matters to a Vote of Security Holders

On or about April 17, 2000, a Proxy Statement of Humboldt Bancorp was mailed to shareholders of record as of March 31, 2000 by the Board of Directors soliciting proxies for use at the Annual Meeting of Shareholders to be held on May 18, 2000. At the meeting, the shareholders were asked to elect management's nominees for Directors (13), and to ratify the appointment of Richardson and Company as independent certified accountants. The results of the voting are as follows:

PROPOSAL #1 - Election of Directors


                              FOR ALL
                             NOMINEES             ABSTAIN               AGAINST

Ronald F. Angell         4,484,112 Shares       19,010 Shares             -0-

Marguerite Dalianes      4,488,957 Shares       14,165 Shares             -0-

Gary L. Evans            4,448,602 Shares       54,520 Shares             -0-

Lawrence Francesconi     4,309,759 Shares     193,363 Shares              -0-

Clayton R. Janssen       4,488,847 Shares       14,275 Shares             -0-

James O. Johnson         4,488,957 Shares       14,165 Shares             -0-

Theodore S. Mason        4,485,384 Shares       17,738 Shares             -0-

John C. McBeth           4,487,085 Shares       16,037 Shares             -0-

Michael L. Renner        4,481,867 Shares       21,255 Shares             -0-

Jerry L. Thomas          4,311,947 Shares     191,175 Shares              -0-

Edythe E. Vaissade       4,318,080 Shares     185,042 Shares              -0-

Thomas W. Weborg         4,490,231 Shares       12,891 Shares             -0-

John R. Winzler          4,480,890 Shares       22,232 Shares             -0-

PROPOSAL #2 - Ratify the appointment of Richardson and Company as Independent Certified Accountants

          FOR:          4,215,945 Shares
          AGAINST:         46,383 Shares
          ABSTAIN:        240,794 Shares

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



Date:   August 11, 2000                 HUMBOLDT BANCORP


                                        Alan J. Smyth
                                        Senior Vice President and
                                        Chief Financial Officer



                                        Theodore S. Mason
                                        President and Chief Executive Officer

                        Humboldt Bancorp and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Humboldt Bancorp and Subsidiaries at June 30, 2000 and results of operations for the three and six months then ended.

Certain information and footnote disclosures presented in the Company's annual financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the operating results through December 31, 2000.

Note 2 - Consolidation

The consolidated financial statements include the accounts of Humboldt Bancorp and its wholly owned subsidiaries, Humboldt Bank, Capitol Valley Bank, Capitol Thrift and Loan and 50% in Bancorp Financial Services. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Commitments

The Company has outstanding performance letters of credit of $4.2 million at June 30, 2000 compared to $4.6 million at June 30, 1999.

Note 4 - Net Income Per Common Share

Net income per share is calculated by using the weighted average common shares outstanding. The weighted average number of common shares used in computing the net income per common share for the period ending June 30, 2000 was 5,582,040 and for the period ending June 30, 1999 was 4,967,213.

Net income per share (diluted) is calculated by using the weighted average common shares (diluted) outstanding. The weighted average number of common shares (diluted) used in computing the net income per common share (diluted) for the period ending June 30, 2000 was 6,038,255 and for the period ending June 30, 1999 was 5,432,388.

HUMBOLDT BANCORP AND SUBSIDIARIES                    CONSOLIDATED  CONSOLIDATED
CONSOLIDATED BALANCE SHEETS                            UNAUDITED      AUDITED
(IN THOUSANDS OF DOLLARS)                              06-30-00      12-31-99

ASSETS:
Cash and Due From Banks                                  33,381        31,339
Interest Bearing Deposits in Banks                          216            20
Federal Funds Sold                                       27,855        21,375
Investment Securities (At fair value)                   103,570       115,360
Loans Held For Sale                                         -0-         2,147

LOANS
  Real Estate-Construction and Land Development          29,156        22,118
  Real Estate-Commercial and Agriculture                205,379        99,053
  Real Estate-Family and Multifamily Residential         76,924        43,038
  Commercial, Industrial and Agriculture                 43,599        39,295
  Lease Financing                                        14,744        17,202
  Consumer Loans                                          5,354         5,394
  State and Political Subdivisions                        2,101           707
  Other                                                   1,560           509
                                                        378,817       227,316

  Less:  Deferred Loan Fees                              (2,381)         (987)
    TOTAL LOANS                                         376,436       226,329
  Less:  Allowance for Credit Losses                     (6,155)       (3,354)
    NET LOANS                                           370,281       222,975
  Premises and Equipment (net)                           10,045         9,750
  OREO                                                      816           120
  Investment in Associated Companies                      5,390         4,104
  Intangible Assets                                       3,622         3,812
  Other Assets                                           20,135        12,647
    TOTAL ASSETS                                        575,311       423,649

LIABILITIES
  Deposits:
  Demand                                                127,955       110,523
  Demand-Interest Bearing                                60,738        63,547
  Time - $1000,000 and over                              90,241        68,061
  Other Time                                            178,255       103,966
  Savings                                                46,910        32,533
                                                        504,099       378,630

  Borrowed Funds                                         16,580         5,316
  Other Liabilities                                      10,364         5,564
                                                        531,043       389,510

SHAREHOLDERS' EQUITY
Common stock, no par value; 50,000,000 shares
  authorized, 5,910,029 shares in 2000 and
  4,532,831 in 1999, issued and outstanding              41,316        28,405
Retained Earnings                                         3,518         6,088
Unrealized Gain/Loss                                       (566)         (354)
    TOTAL SHAREHOLDERS' EQUITY                           44,268        34,139
    TOTAL LIABILITIES AND SHAREHOLDERS EQUITY           575,311       423,649


NOTE:  See notes to consolidated financial statements.

HUMBOLDT BANCORP AND SUBSIDIARIES CONSOLIDATED
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For The Three Months Ended June 30, 2000 and 1999
(In Thousands of Dollars)

                                                  UNAUDITED         UNAUDITED
                                                June 30, 2000     June 30, 1999

INTEREST INCOME
  Interest and Fees on Loans                          8,735             4,629
  Interest on Deposits in Banks                          15                23
  Interest and Dividends on Securities                1,747               970
  Interest on Federal Funds Sold                        380               160
  Total Interest Income                              10,877             5,782
INTEREST EXPENSE
  Interest on Demand Deposits                            51                45
  Interest on Other Savings Deposits                    595               250
  Interest on Time Deposits $100,000+                 1,913               613
  Interest on all Other Time Deposits                 1,691               800
  Interest on Other Borrowings                          266                81
  Total Interest Expense                              4,516             1,789

  Net Interest Income                                 6,361             3,993

  Provision for Loan Losses                             693               188

NON INTEREST INCOME
  Service Charges on Deposit Accounts                   801               621
  Other Fee Income                                    5,629             3,411
  All Other Non-Interest Income                         585               661
  Total Non-Interest Income                           7,015             4,693

  Realized Loss on Securities                           (60)              (24)

NON INTEREST EXPENSE
  Salaries and Employee Benefits                      4,231             2,917
  Premises and Fixed Asset Expense                      913               676
  Other Non-Interest Expense                          5,195             3,383
  Total Non-Interest Expense                         10,339             6,976

INCOME BEFORE TAXES                                   2,284             1,498
  Applicable Income Taxes                               806               489
  Bancorp Financial Services Income                     197                88

NET INCOME                                            1,675             1,097
COMPREHENSIVE INCOME.
CHANGE IN UNREALIZED HOLDING GAINS/
  LOSSES FOR PERIOD                                     (58)             (442)
COMPREHENSIVE INCOME                                  1,617               655

NET INCOME PER SHARE                                  $0.30             $0.22

NET INCOME PER SHARE ASSUMING DILUTION                $0.28             $0.20

HUMBOLDT BANCORP AND SUBSIDIARIES CONSOLIDATED
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For The Six Months Ended June 30, 2000 and 1999
(In Thousands of Dollars)

                                                  UNAUDITED         UNAUDITED
                                                June 30, 2000     June 30, 1999

INTEREST INCOME
  Interest and Fees on Loans                         14,460             9,266
  Interest on Deposits in Banks                          33                62
  Interest and Dividends on Securities                3,467             1,905
  Interest on Federal Funds Sold                        721               273
  Total Interest Income                              18,681            11,506
INTEREST EXPENSE
  Interest on Demand Deposits                           105                85
  Interest on Other Savings Deposits                  1,001               509
  Interest on Time Deposits $100,000+                 2,856             1,207
  Interest on all Other Time Deposits                 2,988             1,634
  Interest on Other Borrowings                          359               146
  Total Interest Expense                              7,309             3,581

  Net Interest Income                                11,372             7,925

  Provision for Loan Losses                           1,250               506

NON INTEREST INCOME
  Service Charges on Deposit Accounts                 1,421             1,163
  Other Fee Income                                   11,088             6,208
  All Other Non-Interest Income                       1,056             1,142
  Total Non-Interest Income                          13,565             8,513

  Realized Loss on Securities                           (74)              (18)

NON INTEREST EXPENSE
  Salaries and Employee Benefits                      7,717             5,570
  Premises and Fixed Asset Expense                    1,743             1,285
  Other Non-Interest Expense                         10,241             6,107
  Total Non-Interest Expense                         19,701            12,962

INCOME BEFORE TAXES                                   3,912             2,952
  Applicable Income Taxes                             1,359             1,025
  Bancorp Financial Services Income                     286               167

NET INCOME                                            2,839             2,094
COMPREHENSIVE INCOME.
CHANGE IN UNREALIZED HOLDING GAINS/
  LOSSES FOR PERIOD                                    (212)             (373)
COMPREHENSIVE INCOME                                  2,627             1,721

NET INCOME PER SHARE                                  $0.51             $0.42

NET INCOME PER SHARE ASSUMING DILUTION                $0.47             $0.39

HUMBOLDT BANCORP AND SUBSIDIARIES CONSOLIDATED
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2000 and 1999
(In Thousands of Dollars)



                                                                      CONSOLIDATED      CONSOLIDATED
                                                                        UNAUDITED         UNAUDITED
                                                                      June 30, 2000     June 30, 1999

OPERATING ACTIVITIES
Net Income - Adjustments to reconcile net income
  to net cash provided by operating activities:                            2,839                2,094
Provision for Loan Loss                                                    1,258                  506
Depreciation                                                                 730                  696
Amortization and Other                                                       404                  675
(Gain)/Loss on Sale of Securities                                             74                   18
Equity in Income of Associated Company                                      (286)                (167)
Net Change in Other Assets                                                (4,784)                (631)
Net Change in Other Liabilities                                              622                  580
Net Change in Loans Held for Sale                                          2,147                7,677
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  3,004               11,448

INVESTING ACTIVITIES
  Net Change in Interest-bearing Deposits in Banks                          (196)               3,000
  Federal Funds Sold (Net)                                                    20               (8,284)
  Securities Held to Maturity
    Investment Purchases                                                    (160)                   0
    Proceeds from Maturities of Investments                                    0                    0
    Proceeds from Sale of Investments                                          0                    0
  Securities Available For Sale
    Investment Purchases                                                 (10,674)             (10,333)
    Proceeds From Maturities of Investments                               10,764               17,702
    Proceeds From Sale of Investments                                     11,987                  739
  Net Change in Loans                                                    (42,928)             (19,862)
  Purchase of Premises and Equipment                                      (2,633)              (1,394)
  Investment in Associated Company                                        (1,000)              (1,242)
   Purchase of subsidiary                                                (10,923)                   0
   Proceeds from sale of other real estate                                 1,525                    0
NET CASH USED FOR INVESTING ACTIVITIES                                   (44,218)             (19,674)

FINANCING ACTIVITIES
  Net Change in Deposits                                                  27,490                6,641
  Payments on Borrowed Funds                                              (2,046)                 (42)
  Proceeds from  Borrowed Funds                                           10,310                1,300
  Stock Sale & Options Exercised                                           7,502                  215
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 43,256                8,114
NET CHANGE IN CASH AND CASH EQUIVALENTS                                    2,042                 (112)
                                                                                               28,626
  Cash and Due From Banks at Beginning of Period                          31,339
CASH AND DUE FROM BANKS AT END OF PERIOD                                  33,381               28,514

SUPPLEMENTAL DISCLOSURES
  Cash Paid During the Period For:  Interest                               7,332                3,616
                                    Income Taxes                           2,920                1,835

NON-CASH TRANSACTIONS
Unrealized Holding (Gains)losses on Securities                               255                 (373)
Deferred Income Taxes on Unrealized Holding
 Losses on Securities                                                        (43)                 267
Stock Dividend                                                             6,025                    0
Loans Transferred to REO                                                     249                    0
