Form 10-Q
period 2000-09-30
HUMBOLDT BANCORP
filed 2000-11-14
CIK 1008554

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 2000


                         Commission File Number: 0-27784



                                HUMBOLDT BANCORP
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                   California                           93-1175446
        --------------------------------            -------------------
        (State or other jurisdiction of              (I.R.S. Employer
         Incorporation or organization)             Identification No.)


                                701 Fifth Street
                               Eureka, California
                    ----------------------------------------
                    (Address of principal executive offices)

                                      95501
                                   ----------
                                   (Zip Code)


                                 (707) 445-3233
                ------------------------------------------------
                (Issuer's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                      X Yes         No



Number of shares common stock outstanding at September 30, 2000, was:  5,916,343

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

The information required by Rule 10-01 of Regulation S-X is attached hereto as Exhibit A.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation.

The business operation of the Company is conducted through its wholly-owned subsidiaries, Humboldt Bank and Capitol Valley Bank, Capitol Thrift and Loan (which was acquired on April 7, 2000), and a 50% interest in Bancorp Financial Services, a company making automobile and small ticket leasing loans. The following discussion presented on a consolidated basis analyzes the financial condition and results of operations of the Company for the three month and nine month periods ended September 30, 2000.

Changes in Financial Condition

During the nine-month period ended September 30, 2000, deposits increased $138.3 million or 36.5% to $516.9 million compared with $378.6 million at December 31, 1999. The increase in deposits is the result of increases in all types of deposits. During the same period, total loans (excluding loans held for sale) increased $162.9 million or 72.0% to $389.2 million compared with $226.3 million at December 31, 1999. The increase in loans is primarily the result of increases in the real estate loan portfolio, particularly commercial and agricultural loans and family and multi-family residential loans, and to a lesser degree construction and land development loans as well as commercial, industrial and agricultural loan, state and political subdivision loans and other loans. The increase was partially offset by decreases in lease financing loans and to a lesser degree in consumer loans. Loans held for sale decreased $2.1 million or 100.0% to $0.0 million compared with $2.1 million at December 31, 1999. The increase in loans and deposits is attributable to both internal growth (loans $52.1 million, deposits $31.7 million) and the result of the Capitol Thrift and Loan acquisition (loans $110.8 million, deposits $106.6 million).

At September 30, 1999, deposits had increased $98.5 million or 35.5% from $277.3 million at September 30, 1998. Total loans had increased $22.7 million or 12.4% from $183.6 million at September 30, 1998. The increase in deposits is attributable to both internal growth ($27.6 million) and the retention of deposits acquired from two branches of Cal-Fed Bank ($70.9 million). The increase in loans is attributable to internal growth and is not the result of acquisitions.

Investment securities decreased $15.0 million or 13.0% to $100.4 million at September 30, 2000, compared with $115.4 million at December 31, 1999, and federal funds sold increased $14.0 million or 65.4% to $35.4 million compared with $21.4 million at December 31, 1999. The decrease in investment securities was mainly the result increased internal loan demand. The increase in federal funds sold was the result of a planned build-up of federal funds at Capitol Thrift and Loan, an aggressive deposit generation program at Capitol Valley Bank in anticipation of increased loan activity, which was partially offset by a decrease in federal funds sold at Humboldt Bank due to increased loan demand.

At September 30, 1999, investments had increased $26.8 million or 33.8% from $79.4 million at September 30, 1998. The increase in investments is mainly attributable to the investment of funds received from the Cal-Fed branch acquisitions.

During the nine month period ending September 30, 2000, past due and non-accrual loans, as a result of the Capitol Thrift and Loan acquisition, increased $1.5 million or 50.0% to $4.5 million (0.8% of total assets), compared with $3.0 million (0.7% of total assets) at December 31, 1999. The Company's allowance for loan losses at September 30, 1999, was 1.6% of loans and leases compared with 1.5% at December 31, 1999.

During the nine month period ending September 30, 1999, past due and non-accrual loans decreased $0.6 million or 21.4% to $2.2 million (0.5% of total assets), compared with $2.8 million (0.9% of total assets) at December 31, 1998. The Company's allowance for loan losses at September 30, 1999, was 1.6% of loans and leases compared with 1.6% at December 31, 1998.

Earnings Summary

Net income for the nine months ended September 30, 2000, increased $1.8 million to $5.0 million or $0.88 per share (diluted $0.82), compared with net income of $3.2 million or $0.64 per share (diluted $0.58) in the same period a year ago. The increase can be attributed to increases in interest income of $12.8 million or 71.9%, and non-interest income of $7.1 million or 52.2%, offset by increases in interest expense of $6.8 million or 121.4%, provision for loan losses of $0.9 million or 128.6%, and taxes of $0.9 or 60.0%, and non-interest expense of $9.5 million or 46.1%.

Net income for the three months ended September 30, 2000, increased $1.1 million to $2.2 million or $0.38 per share (diluted $0.36 per share), compared with net income of $1.1 million or $0.22 per share (diluted $0.20 per share) in the same three month period a year ago. This increase of $1.1 million can be accounted for by increases in interest income ($5.7 million or 90.5%), and non-interest income ($2.1 million or 41.2%) off-set by increases in interest expense ($3.1 million or 147.6%), non-interest expense ($2.8 million or 36.8%), loan loss provision ($0.2 million or 100.0%) and taxes ($0.6 million or 120.0%).

Net Interest Income

Total interest income increased $12.8 million or 71.9% for the nine months ended September 30, 2000, compared with the prior year. During the same period, interest expense increased $6.8 million or 121.4%. Net interest income for the nine months ended September 30, 2000, was $18.3 million and $12.2 million for the nine months ended September 30, 1999. Average loans and leases as a percentage of average earning assets was 70.5% during the nine months ended September 30, 2000, compared to 66.7% a year earlier. The average balance of other earning assets as a percentage of average earning assets was 29.5% during the nine months ended September 30, 2000, compared with 33.3% a year earlier.

Total interest income increased $5.7 million or 90.5% for the three months ended September 30, 2000, and interest expense increased $3.1 million or 147.6% compared with the same three-month period in the prior year. Net interest income for the three months ended September 30, 2000, was $6.9 million and $4.3 million for the three months ended September 30, 1999. The increase in interest income is accounted for by increases in federal funds sold ($0.2 million), interest and dividends on securities ($0.7 million) and interest and fees on loans ($4.8 million). The increase in interest expense is attributable to increases in interest on savings deposits ($2.2 million), all other time deposits ($0.5 million), interest on other borrowings ($0.3 million) and interest on time deposits of $100,000 or more, ($0.1 million).

Provision for Loan Losses

The Company maintains its allowance for loan losses at a level considered appropriate by management to provide for known and inherent risks in the loan portfolio. This consideration includes an evaluation of various factors affecting the collectability of loans, including current and projected economic conditions, past credit experience and a periodic review of the Company's loan portfolio. The Company recorded a provision to the allowance for loan losses for the nine month period ended September 30, 2000, of $1.6 million compared to $0.7 million for the same period in 1999. Loans charged off during the nine-month period totaled $0.9 million in 2000 and $0.8 million in 1999. Recoveries in the same period were $89,000 in 2000 and $308,000 in 1999. The increase in the loan loss provision in 2000 is the result of the acquisition of Capitol Thrift and Loan.

The Company recorded a provision to the allowance for loan losses for the three month period ended September 30, 2000, of $0.4 million compared with $0.2 million in the same period in 1999. Loans charged off during the three-month period totaled $0.4 million in 2000 and $0.3 million in 1999. Recoveries in the same period were $43,000 in 2000 and $50,000 in 1999.

Non-Interest Income

Non-interest income consists of gain/loss on sale of loans and fixed assets, service charges on deposit accounts and other service charges, commissions and fees including Lease Department, Merchant BankCard Department and Issuing BankCard Department income. During the nine months ended September 30, 2000, income from these sources increased $7.1 million or 52.2% to $20.7 million, compared with $13.6 million in 1999. The increase was accounted for by increases in Merchant BankCard Department income ($6.6 million), service charges on deposits ($0.5 million), and other income ($0.5 million), offset by decreases in Issuing BankCard Department income ($0.1 million), and Lease Department income ($0.4 million).

In the three months ended September 30, 2000, non-interest income was $7.1 million; an increase of $2.0 million or 39.2% compared with $5.1 million for the same period in 1999. The increase is attributable primarily to increases in Merchant Bankcard Department income ($1.8 million), service charges on deposits ($0.2 million), and other non-interest income ($0.1 million) and decreases in Lease Department income ($0.1 million).

Non-Interest Expense

During the nine months ended September 30, 2000, non-interest expenses increased $9.5 million or 46.1% to $30.1 million, compared with $20.6 million for the same period in 1999. The increase is attributable to increased personnel expenses ($3.5 million), premises expense ($0.6 million) and other non interest expenses ($5.4 million) which include increases in Merchant Bankcard Department expense ($4.8 million), outside consulting expense ($0.1 million), core deposit intangible expense ($0.2 million), board related expense ($0.1 million), non-local travel expense ($0.1 million) and other outside service expense ($0.1 million)

During the three months ended in September 30, 2000, non-interest expense was $10.4 million an increase of $2.8 million of 36.8%, compared with $7.6 million for the same period in 1999. The increase is attributable to increased personnel expenses ($1.3 million), premises expense ($0.2) and other non interest expenses ($1.3 million) which includes increases in Merchant Bankcard Department expense ($1.0 million), outside consulting expense ($0.1 million), other outside service expense ($0.1 million), and core deposit intangible expense ($0.1 million).

Number of Employees

At September 30, 2000, the Company had 399 full-time equivalent employees, compared to 319 full-time equivalent employees at the same period a year earlier.

In the three months ended September 30, 2000, the number of full-time equivalent employees decreased by 7 compared with an increase of 33 in the same three months period in 1999.

Capital Resources

Management seeks to maintain adequate capital to support anticipated asset growth and credit risks and to ensure that the Company meets all regulatory capital requirements.

The Company is required to maintain certain regulatory minimum capital ratios. The following table outlines these ratios at September 30, 2000.


                                  REQUIRED            COMPANY'S
                                   MINIMUM             ACTUAL
                                 ----------          -----------

TIER 1                              6.00                10.56

TOTAL CAPITAL                      10.00                11.81

LEVERAGE                            5.00                 8.58

Future growth and earnings retention, as currently anticipated by management, is expected to provide for the maintenance of capital ratios in conformity with the requirements.

Income Taxes

The  provision  for income  taxes was $2.5  million  for the nine  months  ended
September 30, 2000, compared to $1.5 in the same period a year earlier. The provision is classified as current tax liability for interim reporting purposes. The tax rate was 34.8% for the nine months ended September 30, 2000, compared to 34.7% for the same period in 1999.

Liquidity

The Company manages its liquidity to ensure that sufficient funds are available to meet loan commitments and deposit fluctuations. Primary sources of liquidity include cash and due from bank deposits, unpledged short-term U.S. Government securities and federal funds sold. The Company's primary liquidity ratio, which is the ratio of liquid assets to total assets, was 23.8% at September 30, 24.1% at June 30, and 33.2% at March 31, 2000 respectively and 38.2% at September 30, 1999.

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

Interest Rate Risk. The table below shows the potential change in NIM (before taxes) if rates change as of September 30, 2000. These estimates are based on the existing repricing schedule (see repricing table) as well as consideration of convexity when rates change (e.g., mortgage-backed securities cash flow changes). The Company's NIM increases if rates rise, and declines if rates fall.

The cause of the exposure to declining rates in the one-year period is due to the Company's concentration of short-term and rate sensitive loans as of September 30, 2000.

Economic Risk. The Company also measures the potential change in the net present value of the Company's net existing assets and liabilities if rates change (the "economic value of equity" or "EVE"). The table below also shows the EVE. The EVE is determined by valuing the Company assets and liabilities as of September 30, 2000, using a present value cash flow calculation as if the Company is liquidated. The EVE declines when rates increase because there are more fixed rate assets than liabilities. However, the Company's NIM earnings would also increase as rates increased (from the interest rate risk) and this benefit would offset the decline in EVE.


                       Change in NIM       % Change in NIM to
     Change in         (In thousands      Shareholder Equity
   Interest Rates        pre-tax)              (pre-tax)            % of EVE
   ---------------- -------------------- ---------------------- ---------------
         +2%                $ 818                 1.7%                 (15%)

         +1%                $ 417                 0.9%                 ( 7%)

         -1%               ($ 462)               (1.0%)                 7%

         -2%              ($1,128)               (2.4%)                 15%


         The following table sets forth the repricing opportunities for the assets and liabilities of the Company at September 30, 2000. Assets and Liabilities are classified by the earliest possible repricing date or maturity, whichever comes first.


                                                                               REPRICING IN
                                              --------------------------------------------------------------------------------------

                                                          Three      One                  Five Years
                                              Less Than   Through    Through     Three      Through     Over        Non-
                                                Three     Twelve     Three       Through    Fifteen    Fifteen    Interest
(In thousands)                                 Months     Months     Years      Five Years   Years      Years      Bearing    Total
                                              ---------  --------- ----------   ---------- --------   ----------- -------   --------
ASSETS:
Net Loans                                     $ 124,723   $ 42,398   $ 75,355   $ 56,671   $ 61,367   $ 28,654              $389,168
Investment Securities                               412      8,357     49,004     13,227     24,829      3,519                99,348
Federal Funds Sold                               35,395                                                                       35,395
FHLB Stock                                                                                                       $  1,073      1,073
Interest-bearing deposits with banks                 45         99                                                               144
Non-interest earning assets                                                                                        67,097     67,097
                                              ---------  --------- ----------   ----------  -------   ----------- -------   --------
TOTAL ASSETS                                  $ 160,575   $ 50,854   $124,359   $ 69,898   $ 86,196   $ 32,173   $ 68,170   $592,225
                                              =========  ========= ==========   ==========  ========  =========== =======   ========
LIABILITIES:

Non-interest-bearing deposits                                                                                    $132,724   $132,724

Interest-bearing deposits                     $ 192,570   $153,866   $ 33,083   $  4,682                                     384,201


                                                                               REPRICING IN
                                              --------------------------------------------------------------------------------------

                                                          Three      One                  Five Years
                                              Less Than   Through    Through     Three      Through     Over        Non-
                                                Three     Twelve     Three       Through    Fifteen    Fifteen    Interest
(In thousands)                                 Months     Months     Years      Five Years   Years      Years      Bearing    Total
                                              ---------  --------- ----------   ---------- --------   ----------- -------   --------


Borrowings                                        3,024      5,172       217      8,251                                      16,664

Other liabilities                                                                                                  11,651     11,651

Stockholders' equity                                                                                               46,985     46,985
                                              ---------  --------- ----------   ----------  -------   ----------- -------   --------
Total liabilities and stockholders' equity    $ 195,594   $159,038  $ 33,300   $ 12,933          0          0   $191,360   $592,225
                                              =========  ========= ==========   ==========  ========  =========== =======   ========

Interest rate sensitivity gap                 $ -35,019  $-108,184  $ 91,059   $ 56,965   $ 86,196   $ 32,173

Cumulative interest rate sensitivity gap      $ -35,019  $-143,203  $-52,144   $  4,821   $ 91,017   $123,190




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

         Humboldt Bank provides merchant processing for Cryptologic and Intersafe Global's credit card operations, and on July 3, 2000, Citibank sent a letter to Humboldt Bank seeking indemnity for the Bradley action pursuant to
VISA regulations. Humboldt Bank and Citibank have had preliminary discussions regarding this matter, but Humboldt Bank has not yet formally responded to Citibank's letter. The Bradley action is in its preliminary stages and the outcome at this time cannot be determined. The Bradley action is very similar to another action entitled Freeman, et al. V. Citibank (South Dakota) NA, et al., filed in the Northern District of Alabama, Northern Division previously reported by the company in prior filings with the commission. In the event it is ultimately determined that Humboldt Bank is obligated to indemnify Citibank, Humboldt Bank intends to seek indemnity against Cryptologic, Intersafe Global and creditcards.com, the company which through its independent marketing efforts presented Cryptologic's and Intersafe Global's application for merchants services to Humboldt Bank.

         (B) On June 23, 2000, Humboldt Bank was served with two lawsuits entitled Christopher Bradford, et. al, vs Leasecomm Corporation, et. al., Commonwealth of Massachusetts, Middlesex, ss. (Superior Court Civil No. 00-2756) and Frances M. Okougbo, et. al. vs Leasecomm Corporation, et. al., Commonwealth of Massachusetts, Middlesex, ss. (Superior Court Civil No. 00-2757). These are purported class action lawsuits in which plaintiffs allege that they were charged excessive fees by defendants for entering into non cancellable equipment leases and merchant agreements in connection with establishing a business in which revenues may be received through credit card payments. In the Bradford and Okougbo lawsuits, plaintiffs are alleging, among other things, that Cardservice International, Inc and creditcards.com used deceptive practices to sign plaintiffs to merchant agreements to establish merchant accounts with Humboldt Bank and were charged excessive fees. Cardservice International, Inc and creditcards.com are independent service and marketing organizations that market Humboldt Bank's merchant services. In the Bradford and Okougbo lawsuits, plaintiffs are also alleging, that Humboldt Bank was either an agent of Cardservice International, Inc and creditcards.com or Cardservice International, Inc and creditcards.com was an agent of Humboldt Bank and that Humboldt Bank should be jointly and severally liable for any damages. Plaintiffs in the Bradford and Okougbo lawsuits, are seeking, among other things, a refund of all monies paid, including costs and interest, and attorney's fees, including multiple damages. These cases are in their initial stages and Humboldt Bank has an indemnification agreement with Cardservice International and is seeking indemnification from creditcards.com.

We are also involved in other litigation; the outcome of which, we believe will not have a material effect on our operations or financial condition.

ITEM 2 - Changes in Securities - NONE


ITEM 3 - Defaults Upon Senior Securities - NONE


ITEM 4 - Submission of Matters to a Vote of Security Holders- NONE


ITEM 5 - Other Information - NONE


ITEM 6 - Exhibits and Reports on Form 8-K

          (a)  Exhibits

              2.2 Agreement and Plan of Reorganization and Merger by and Between Humboldt Bancorp and Tehama Bancorp*

             10.19 Humboldt Bancorp Indenture - junior subordinated debt securities

             10.20 Amended and Restated Declaration of Trust for junior
                   subordinated debt   securities

             27.1  Financial Data Schedule

* Incorporated by reference to Form 8-K dated September 20, 2000, and filed September 27, 2000.

          (b) Form 8-K dated September 20, 2000, concerning entering into a definitive agreement and plan of reorganization and merger between Humboldt Bancorp and Tehama Bancorp.

                                                    SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    November 13, 2000                HUMBOLDT BANCORP

                                      /s/ ALAN J. SMYTH
                                          -------------------------------------
                                          Alan J. Smyth
                                          Senior Vice President and Chief
                                          Financial Officer


                                     /s/  THEODORE S. MASON
                                          -------------------------------------
                                          Theodore S. Mason
                                          President and Chief Executive Officer

                        Humboldt Bancorp and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Humboldt Bancorp and Subsidiaries at September 30, 2000 and results of operations for the three and nine months then ended.

Certain information and footnote disclosures presented in the Company's annual financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the operating results through December 31, 2000.

Note 2 - Consolidation

The consolidated financial statements include the accounts of Humboldt Bancorp and its wholly-owned subsidiaries, Humboldt Bank, Capitol Valley Bank, Capital Thrift and Loan, and 50% in Bancorp Financial Services. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Commitments

The Company has outstanding performance letters of credit of $2.8 million at September 30, 2000, compared to $4.6 million at September 30, 1999.

Note 5 - Net Income Per Common Share

Net income per share is calculated by using the weighted average common shares outstanding. The weighted average number of common shares used in computing the net income per common share for the period ending September 30, 2000, was 5,701,720 and for the period ending September 30, 1999, was 4,992,488.

Net income per share (diluted) is calculated by using the weighted average common shares (diluted) outstanding. The weighted average number of common shares (diluted) used in computing the net income per common share (diluted) for the period ending September 30, 2000, was 6,139,131 and for the period ending September 30, 1999, was 5,467,763.

HUMBOLDT BANCORP AND SUBSIDIARIES                     CONSOLIDATED  CONSOLIDATED
CONSOLIDATED BALANCE SHEETS                             UNAUDITED     AUDITED
(IN THOUSANDS OF DOLLARS)                               09-30-00      12-31-99
                                                      ------------ -------------

ASSETS:
Cash and Due From Banks                                     29,087       31,339
Interest Bearing Deposits in Banks                             144           20
Federal Funds Sold                                          35,395       21,375
Investment Securities (At fair value)                      100,421      115,360
Loans Held For Sale                                              0        2,147

LOANS

  Real Estate-Construction and Land Development             29,678       22,118
  Real Estate-Commercial and Agriculture                   220,188       99,053
  Real Estate-Family and Multifamily Residential            77,606       43,038
  Commercial, Industrial and Agriculture                    41,452       39,295
  Lease Financing                                           13,044       17,202
  Consumer Loans                                             5,307        5,394
  State and Political Subdivisions                           2,094          707
  Other                                                      2,264          509
                                                           391,633      227,316
  Less:  Deferred Loan Fees                                 (2,465)        (987)
     TOTAL LOANS                                           389,168      226,329
  Less:  Allowance for Credit Losses                        (6,186)      (3,354)
      NET LOANS                                            382,982      222,975
  Premises and Equipment (net)                              14,854        9,750
   OREO                                                        808          120
  Intangible Assets                                          3,483        3,812
  Other Assets                                              19,613       12,647
                                                      ------------ -------------
     TOTAL ASSETS                                          592,225      423,649
                                                      ------------ -------------
LIABILITIES
  Deposits:
  Demand                                                   132,724      110,523
  Demand-Interest Bearing                                   70,459       63,547
  Time - $1000,000 and over                                 85,706       68,061
  Other Time                                               182,952      103,966
  Savings                                                   45,084       32,533
                                                           516,925      378,630
  Borrowed Funds                                            16,664        5,316
  Other Liabilities                                         11,651        5,564
                                                      ------------ -------------
                                                           545,240      389,510
SHAREHOLDERS' EQUITY

Common stock, no par value; 50,000,000 shares
authorized,  5,916,343 shares in
2000 and 4,721,361 in 1999, issued and outstanding          41,933       28,405

Retained Earnings                                            5,084        6,088
Unrealized Gain/Loss                                           (32)        (354)
                                                      ------------ -------------
     TOTAL SHAREHOLDERS' EQUITY                             46,985       34,139
                                                      ------------ -------------
     TOTAL LIABILITIES AND SHAREHOLDERS EQUITY             592,225      423,649
                                                      ============ =============


HUMBOLDT BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For The Nine Months Ended September 30, 2000 and 1999                  UNAUDITED             UNAUDITED
(In Thousands of Dollars)                                        September 30, 2000     September 30, 1999
                                                                 --------------------   ------------------
INTEREST INCOME

  Interest and Fees on Loans                                           24,178                 14,136
  Interest on Deposits in Banks                                            42                     73
  Interest and Dividends on Securities                                  5,161                  2,939
  Interest on Federal Funds Sold                                        1,313                    696
                                                                 --------------------   ------------------
  Total Interest Income                                                30,694                 17,844

INTEREST EXPENSE

  Interest on Demand Deposits                                             158                    135
  Interest on Other Savings Deposits                                    1,718                    821
  Interest on Time Deposits $100,000+                                   3,599                  1,805
  Interest on all Other Time Deposits                                   6,222                  2,649
  Interest on Other Borrowings                                            745                    225
                                                                 --------------------   ------------------
  Total Interest Expense                                               12,442                  5,635
                                                                 --------------------   ------------------
  Net Interest Income                                                  18,252                 12,209
  Provision for Loan Losses                                             1,602                    697

NON INTEREST INCOME

  Service Charges on Deposit Accounts                                   2,255                  1,805
  Other Fee Income                                                     16,816                 10,051
  All Other Non-Interest Income                                         1,617                  1,729
                                                                 --------------------   ------------------
  Total Non-Interest Income                                            20,688                 13,585
  Realized Loss on Securities                                             (89)                   (93)

NON INTEREST EXPENSE

  Salaries and Employee Benefits                                       12,138                  8,659
  Premises and Fixed Asset Expense                                      2,747                  2,092
  Other Non-Interest Expense                                           15,235                  9,826
                                                                 --------------------   ------------------
  Total Non-Interest Expense                                           30,120                 20,577
                                                                 --------------------   ------------------
INCOME BEFORE TAXES                                                     7,129                  4,427
  Applicable Income Taxes                                              (2,481)                (1,537)
  Bancorp Financial Services Income                                       372                    300
                                                                 --------------------   ------------------
NET INCOME                                                              5,020                  3,190

COMPREHENSIVE INCOME
CHANGE IN UNREALIZED HOLDING GAINS/LOSSES FOR PERIOD                      322                   (406)
COMPREHENSIVE INCOME                                                    5,342                  2,784
NET INCOME PER SHARE                                                  $  0.88                $  0.64
NET INCOME PER SHARE ASSUMING DILUTION                                $  0.82                $  0.58



HUMBOLDT BANCORP AND SUBSIDIARIES CONSOLIDATED
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For The Three Months Ended September 30, 2000 and 1999        UNAUDITED                UNAUDITED
(In Thousands of Dollars)                                 September 30, 2000       September 30, 1999
                                                          ------------------     ---------------------

INTEREST INCOME

  Interest and Fees on Loans                                      9,718                  4,870
  Interest on Deposits in Banks                                       9                     11
  Interest and Dividends on Securities                            1,694                  1,034
  Interest on Federal Funds Sold                                    592                    423
                                                          ------------------     ---------------------
  Total Interest Income                                          12,013                  6,338

INTEREST EXPENSE

  Interest on Demand Deposits                                        53                     50
  Interest on Other Savings Deposits                              2,494                    312
  Interest on Time Deposits $100,000+                               743                    598
  Interest on all Other Time Deposits                             1,457                  1,015
  Interest on Other Borrowings                                      386                     79
                                                          ------------------     ---------------------
  Total Interest Expense                                          5,133                  2,054
                                                          ------------------     ---------------------
  Net Interest Income                                             6,880                  4,284
  Provision for Loan Losses                                         352                    191

NON INTEREST INCOME

  Service Charges on Deposit Accounts                               834                    642
  Other Fee Income                                                5,728                  3,843
  All Other Non-Interest Income                                     561                    587
                                                          ------------------     ---------------------
  Total Non-Interest Income                                       7,123                  5,072
  Realized Loss on Securities                                       (15)                   (75)

NON INTEREST EXPENSE

  Salaries and Employee Benefits                                  4,421                  3,089
  Premises and Fixed Asset Expense                                1,004                    807
  Other Non-Interest Expense                                      4,994                  3,719
                                                          ------------------     ---------------------
  Total Non-Interest Expense                                     10,419                  7,615
                                                          ------------------     ---------------------
INCOME BEFORE TAXES                                               3,217                  1,475
                                                          ------------------     ---------------------
  Applicable Income Taxes                                        (1,122)                  (512)
  Bancorp Financial Services Income                                  86                    133
                                                          ------------------     ---------------------
NET INCOME                                                        2,181                  1,096

COMPREHENSIVE INCOME
CHANGE IN UNREALIZED HOLDING GAINS/LOSSES FOR PERIOD                534                    (33)
COMPREHENSIVE INCOME                                              2,715                  1,063
NET INCOME PER SHARE                                            $  0.38                $  0.22
NET INCOME PER SHARE ASSUMING DILUTION                          $  0.36                $  0.20


HUMBOLDT BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS                                     CONSOLIDATED           CONSOLIDATED
For the Nine Months Ended September 30, 2000 and 1999                      UNAUDITED             UNAUDITED
(In Thousands of Dollars)                                              September 30, 2000   September 30, 1999
                                                                       ------------------   ------------------
OPERATING ACTIVITIES

Net  Income  -  Adjustments  to  reconcile
net  income  to net  cash
provided by operating activities:                                               5,020               3,190
Provision for Loan Loss                                                         1,602                 697
Depreciation                                                                    1,142               1,115
Amortization and Other                                                            513                 977
(Gain)/Loss on Sale of Securities                                                  89                  93
Equity in Income of Associated Company                                           (334)               (300)
Net Change in Other Assets                                                     (6,217)               (728)
Net Change in Other Liabilities                                                 1,909               1,142
Net Change in Loans Held for Sale                                               2,147               6,958
                                                                       ------------------   ------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       5,871              13,144

INVESTING ACTIVITIES

  Net Change in Interest-bearing Deposits in Bank                                (124)              3,000
  Federal Funds Sold (Net)                                                     (7,520)            (53,895)
  Securities
     Investment Purchases                                                     (17,423)            (57,939)
     Proceeds From Maturities of Investments                                   16,069              23,920
     Proceeds From Sale of Investments                                         17,316               4,000
   Net Change in Loans                                                        (55,972)            (24,715)
   Purchases of Premises and Equipment                                         (6,246)             (2,586)
   Purchase of subsidiary                                                     (10,923)                  0
  Premium paid on deposits purchased                                                0              (2,355)
  Proceeds from Sale of Foreclosed Real Estate                                  1,533                 175
  Investment in Associated Company                                             (1,000)             (1,242)
                                                                       ------------------   ------------------
   NET CASH USED FOR INVESTING ACTIVITIES                                     (64,290)           (111,637)
  FINANCING ACTIVITIES
    Net change in deposits                                                     40,316              91,848
  Net change in borrowings                                                     10,408               1,300
  Payments of Borrowed Funds                                                   (2,060)                (64)
  Stock sale and options exercised                                              7,503               2,184
                                                                       ------------------   ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      56,167              95,268
NET CHANGE IN CASH AND CASH EQUIVALENTS                                        (2,252)             (3,225)
  Cash and Due From Banks at Beginning of Period                               31,339              28,626
CASH AND DUE FROM BANKS AT END OF PERIOD                                       29,087              25,401

SUPPLEMENTAL DISCLOSURES
  Cash Paid During the Period For:  Interest                                   12,297               5,435
                                    Income Taxes                                4,020               2,506
NON-CASH TRANSACTIONS
Unrealized Holding (Gains)losses on Securities                                   (553)               (406)
Deferred Income Taxes on Unrealized Holding Losses on Securities                  231                 290
Deposit  Liabilities  Assumed  in  Exchange  for Assets  Acquired  in
Connection with Purchase of Branches                                                0              72,105
Stock Dividend                                                                      0                   0
Loans Transferred to REO                                                            0                   0
