Form 10-Q/A
period 2000-09-30
HUMBOLDT BANCORP
filed 2000-11-22
CIK 1008554

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                  (Amendment No. 1 Filed on November 22, 2000)


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

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements


HUMBOLDT BANCORP AND SUBSIDIARIES                     CONSOLIDATED  CONSOLIDATED
CONSOLIDATED BALANCE SHEETS                             UNAUDITED     AUDITED
(IN THOUSANDS OF DOLLARS)                               09-30-00      12-31-99
                                                      ------------ -------------

ASSETS:
Cash and Due From Banks                                     29,087       31,339
Interest Bearing Deposits in Banks                             144           20
Federal Funds Sold                                          35,395       21,375
Investment Securities (At fair value)                      100,421      115,360
Loans Held For Sale                                              0        2,147

LOANS

  Real Estate-Construction and Land Development             29,678       22,118
  Real Estate-Commercial and Agriculture                   220,188       99,053
  Real Estate-Family and Multifamily Residential            77,606       43,038
  Commercial, Industrial and Agriculture                    41,452       39,295
  Lease Financing                                           13,044       17,202
  Consumer Loans                                             5,307        5,394
  State and Political Subdivisions                           2,094          707
  Other                                                      2,264          509
                                                           391,633      227,316
  Less:  Deferred Loan Fees                                 (2,465)        (987)
     TOTAL LOANS                                           389,168      226,329
  Less:  Allowance for Credit Losses                        (6,186)      (3,354)
      NET LOANS                                            382,982      222,975
  Premises and Equipment (net)                              14,854        9,750
   OREO                                                        808          120

   Investment in Associated Companies                        5,438        4,104

  Intangible Assets                                          3,483        3,812
  Other Assets                                              19,613       12,647
                                                      ------------ ------------
     TOTAL ASSETS                                          592,225      423,649
                                                      ============ ============
LIABILITIES
  Deposits:
  Demand                                                   132,724      110,523
  Demand-Interest Bearing                                   70,459       63,547
  Time - $1000,000 and over                                 85,706       68,061
  Other Time                                               182,952      103,966
  Savings                                                   45,084       32,533
                                                           516,925      378,630
  Borrowed Funds                                            16,664        5,316
  Other Liabilities                                         11,651        5,564
                                                      ------------ ------------
                                                           545,240      389,510
SHAREHOLDERS' EQUITY

Common stock, no par value; 50,000,000 shares
authorized,  5,916,343 shares in
2000 and 4,721,361 in 1999, issued and outstanding          41,933       28,405

Retained Earnings                                            5,084        6,088
Unrealized Gain/Loss                                           (32)        (354)
                                                      ------------ ------------
     TOTAL SHAREHOLDERS' EQUITY                             46,985       34,139
                                                      ------------ ------------
     TOTAL LIABILITIES AND SHAREHOLDERS EQUITY             592,225      423,649
                                                      ============ ============


HUMBOLDT BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For The Nine Months Ended September 30, 2000 and 1999                  UNAUDITED             UNAUDITED
(In Thousands of Dollars)                                        September 30, 2000     September 30, 1999
                                                                 --------------------   ------------------
INTEREST INCOME

  Interest and Fees on Loans                                           24,178                 14,136
  Interest on Deposits in Banks                                            42                     73
  Interest and Dividends on Securities                                  5,161                  2,939
  Interest on Federal Funds Sold                                        1,313                    696
                                                                 --------------------   ------------------
  Total Interest Income                                                30,694                 17,844

INTEREST EXPENSE

  Interest on Demand Deposits                                             158                    135
  Interest on Other Savings Deposits                                    1,718                    821
  Interest on Time Deposits $100,000+                                   3,599                  1,805
  Interest on all Other Time Deposits                                   6,222                  2,649
  Interest on Other Borrowings                                            745                    225
                                                                 --------------------   ------------------
  Total Interest Expense                                               12,442                  5,635
                                                                 --------------------   ------------------
  Net Interest Income                                                  18,252                 12,209
  Provision for Loan Losses                                             1,602                    697

NON INTEREST INCOME

  Service Charges on Deposit Accounts                                   2,255                  1,805
  Other Fee Income                                                     16,816                 10,051
  All Other Non-Interest Income                                         1,617                  1,729
                                                                 --------------------   ------------------
  Total Non-Interest Income                                            20,688                 13,585
  Realized Loss on Securities                                             (89)                   (93)

NON INTEREST EXPENSE

  Salaries and Employee Benefits                                       12,138                  8,659
  Premises and Fixed Asset Expense                                      2,747                  2,092
  Other Non-Interest Expense                                           15,235                  9,826
                                                                 --------------------   ------------------
  Total Non-Interest Expense                                           30,120                 20,577
                                                                 --------------------   ------------------
INCOME BEFORE TAXES                                                     7,129                  4,427
  Applicable Income Taxes                                              (2,481)                (1,537)
  Bancorp Financial Services Income                                       372                    300
                                                                 --------------------   ------------------
NET INCOME                                                              5,020                  3,190
                                                                 ====================   ==================
COMPREHENSIVE INCOME
CHANGE IN UNREALIZED HOLDING GAINS/LOSSES FOR PERIOD                      322                   (406)
COMPREHENSIVE INCOME                                                    5,342                  2,784
NET INCOME PER SHARE                                                  $  0.88                $  0.64
                                                                 ====================   ==================
NET INCOME PER SHARE ASSUMING DILUTION                                $  0.82                $  0.58
                                                                 ====================   ==================


HUMBOLDT BANCORP AND SUBSIDIARIES CONSOLIDATED
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For The Three Months Ended September 30, 2000 and 1999        UNAUDITED                UNAUDITED
(In Thousands of Dollars)                                 September 30, 2000       September 30, 1999
                                                          ------------------     ---------------------

INTEREST INCOME

  Interest and Fees on Loans                                      9,718                  4,870
  Interest on Deposits in Banks                                       9                     11
  Interest and Dividends on Securities                            1,694                  1,034
  Interest on Federal Funds Sold                                    592                    423
                                                          ------------------     ---------------------
  Total Interest Income                                          12,013                  6,338

INTEREST EXPENSE

  Interest on Demand Deposits                                        53                     50
  Interest on Other Savings Deposits                              2,494                    312
  Interest on Time Deposits $100,000+                               743                    598
  Interest on all Other Time Deposits                             1,457                  1,015
  Interest on Other Borrowings                                      386                     79
                                                          ------------------     ---------------------
  Total Interest Expense                                          5,133                  2,054
                                                          ------------------     ---------------------
  Net Interest Income                                             6,880                  4,284
  Provision for Loan Losses                                         352                    191

NON INTEREST INCOME

  Service Charges on Deposit Accounts                               834                    642
  Other Fee Income                                                5,728                  3,843
  All Other Non-Interest Income                                     561                    587
                                                          ------------------     ---------------------
  Total Non-Interest Income                                       7,123                  5,072
  Realized Loss on Securities                                       (15)                   (75)

NON INTEREST EXPENSE

  Salaries and Employee Benefits                                  4,421                  3,089
  Premises and Fixed Asset Expense                                1,004                    807
  Other Non-Interest Expense                                      4,994                  3,719
                                                          ------------------     ---------------------
  Total Non-Interest Expense                                     10,419                  7,615
                                                          ------------------     ---------------------
INCOME BEFORE TAXES                                               3,217                  1,475
                                                          ------------------     ---------------------
  Applicable Income Taxes                                        (1,122)                  (512)
  Bancorp Financial Services Income                                  86                    133
                                                          ------------------     ---------------------
NET INCOME                                                        2,181                  1,096
                                                          ==================     =====================
COMPREHENSIVE INCOME
CHANGE IN UNREALIZED HOLDING GAINS/LOSSES FOR PERIOD                534                    (33)
COMPREHENSIVE INCOME                                              2,715                  1,063
NET INCOME PER SHARE                                            $  0.38                $  0.22
                                                          ==================     =====================
NET INCOME PER SHARE ASSUMING DILUTION                          $  0.36                $  0.20
                                                          ==================     =====================

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

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this amendment number 1 to Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    November 22, 2000                HUMBOLDT BANCORP

                                      /s/ ALAN J. SMYTH
                                          -------------------------------------
                                          Alan J. Smyth
                                          Senior Vice President