Form 10-Q/A
period 2000-09-30
HUMBOLDT BANCORP
filed 2001-01-16
CIK 1008554

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                   (Amendment No. 2 filed on January 16, 2001)
               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 2000


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


                                2440 6th Street
                                   Eureka, CA
                    (Address of principal executive offices)

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

                  X     Yes                   ___ No


Number of shares common stock outstanding at September 30, 2000 was:   5,916,343

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

Changes in Financial Condition

During the nine-month period ended September 30, 2000, deposits increased $138.3 million or 36.5% to $516.9 million compared with $378.6 million at December 31, 1999. The increase in deposits is the result of increases in all types of deposits. During the same period, total loans increased $162.9 million or 72.0% to $389.2 million compared with $226.3 million at December 31, 1999. The increase in loans is primarily the result of increases in the real estate loan portfolio, particularly commercial and agricultural loans and family and multi-family residential loans, and to a lesser degree construction and land development loans as well as commercial, industrial and agricultural loan, state and political subdivision loans and other loans. The increase was partially offset by decreases in lease financing loans and to a lesser degree in consumer loans. Loans held for sale decreased $2.1 million or 100.0% to $0.0 million compared with $2.1 million at December 31, 1999. The increase in loans and deposits is attributable to both internal growth (loans $52.1million, deposits $31.7 million) and the result of the Capitol Thrift and Loan acquisition (loans $110.8 million, deposits $106.6 million).

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

Investment securities decreased $15.0 million or 13.0% to $100.4 million at September 30, 2000, compared with $115.4 million at December 31, 1999, and federal funds sold increased $14.0 million or 65.4% to $35.4 million compared with $21.4 million at December 31, 1999. The decrease in investment securities was mainly the result increased internal loan demand. The increase in federal funds sold was the result of a planned build-up of federal funds at Capitol Thrift and Loan, an aggressive deposit generation program at Capitol Valley Bank in anticipation of increased loan, which was partially offset by a decrease in federal funds sold at Humboldt Bank due to increased loan demand.

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

Earnings Summary

Net income for the nine months ended September 30, 2000, increased $1.8 million to $5.0 million or $0.88 per share (diluted $0.82), compared with net income of $3.2 million or $0.64 per share (diluted $0.58) in the same period a year ago. The increase can be attributed to increases in interest income of $12.8 million or 71.9%, and non-interest income of $7.1 million or 52.2%, offset by increases in interest expense of $6.8 million or 121.4%, provision for loan losses of $0.9 million or 12.9%, and taxes of $0.9 or 60.0%, and non-interest expense of $9.5 million or 46.1.

Net income for the three months ended September 30, 2000, increased $2.2 million to $5.0million or $0.37 per share (diluted $0.35 per share), compared with net income of $1.1 million or $0.22 per share (diluted $0.20 per share) in the same three month period a year ago. This increase of $2.2 million can be accounted for by increases in interest income ($12.0 million or 64.2%), and non-interest income ($7.1 million or 52.2%) off-set by increases in interest expense ($5.1 million or 69.9%), non-interest expense ($10.4 million or 52.8%), loan loss provision ($0.3 million or 25.0%) and taxes ($1.1 million or 78.6%).

Net Interest Income

Total interest income increased $12.8 million or 71.9% for the nine months ended September 30, 2000, compared with the prior year. During the same period, interest expense increased $6.8 million or 121.4%. Net interest income for the nine months ended September 30, 2000, was $18.3 million and $12.2 million for the period ended September 30, 1999. Average loans and leases as a percentage of average earning assets was 70.5% during the nine months ended September 30, 2000, compared to 66.7% a year earlier. The average balance of other earning assets as a percentage of average earning assets was 29.5% during the nine months ended September 30, 2000, compared with 33.3% a year earlier.

Total interest income increased $12.0 million or 64.2% for the three months ended September 30, 2000, and interest expense increased $5.1 million or 69.9% compared with the same three-month period in the prior year. Net interest income for the three months ended September 30, 2000, was $18.3 million and $11.4 million for the three months ended September 30, 1999. The increase in interest income is accounted for by increases in federal funds sold ($0.6 million), interest and dividends on securities ($1.7 million) and interest and fees on loans ($9.7 million). The increase in interest expense is attributable to increases in interest on savings deposits ($2.5 million), all other time deposits ($1.5 million), interest on other borrowings ($0.4 million) and interest on time deposits of $100,000 or more, ($0.7 million).

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

The Company recorded a provision to the allowance for loan losses for the three month period ended September 30, 2000 of $0.4 million compared with $0.2 million in the same period in 1999. Loans charged off during the three-month period totaled $0.4 million in 2000 and $0.3 million in 1999. Recoveries in the same period were $43,000 in 2000 and $50,000 in 1999.

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

Liquidity

The Company manages its liquidity to ensure that sufficient funds are available to meet loan commitments and deposit fluctuations. Primary sources of liquidity include cash and due from bank deposits, unpledged short-term U.S. Government securities and federal funds sold. The Company's primary liquidity ratio, which is the ratio of liquid assets to total deposits, was 23.8% at September 30, 24.1% at June 30, and 33.2% at March 31, 2000 respectively and 38.2% at September 30, 1999.

Non-Performing Assets

Humboldt Bancorp's policy is to recognize interest income on an accrual basis unless the full collectibility of principal and interest is uncertain. Loans that are delinquent 90 days or more, unless well secured and in the process of collection, are placed on nonaccrual status on a cash basis, and previously accrued but uncollected interest is reversed against income. Thereafter, income is recognized only as it is collected in cash. Collectibility is determined by considering the borrower's financial condition, cash flow, quality of management, the existence of collateral or guarantees and the state of the local economy.

The following table provides information with respect to all non-performing assets.



(Dollars in Thousands)                                     December 31,     September 30,
                                                               1999              2000
                                                         -----------------------------------

Loans on nonaccrual status -                                   $767             $2,023
Loans - leases past due - greater than 90 days                  282              1,449
Restructured loans                                               0                 0

                                                         -----------------------------------
      Total nonperforming loans                               $1,049            $3,472

Other real estate owned                                          120               808
                                                         -----------------------------------
      Total nonperforming assets                              $1,169            $4,280
                                                         ===================================

Allowance for loan losses                                     $3,354            $6,186
Ratio of total nonperforming assets to total assets             0.28%             0.72%
Ratio of total nonperforming loans to total loans               0.46%             0.89%
Ratio of allowance for loan losses to total
   nonperforming assets                                       286.91%           144.53%


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

                                                  % Change in NIM
                                 Change in NIM    to Shareholder
               Change in         (In thousands        Equity
            Interest Rates         pre-tax)          (pre-tax)         % of EVE
            --------------         --------          ---------         --------
                  +2%               $1,195             4.5%             (13%)
                  +1%                $ 583             2.2%             ( 7%)
                  -1%               ($ 584)           (2.2%)              7%
                  -2%              ($1,201)           (4.5%)             13%

The following table sets forth the repricing opportunities for the assets and liabilities of the Company at September 30, 2000. Assets and Liabilities are classified by the earliest possible repricing date or maturity, whichever comes first.


                                                           REPRICING IN

                                     Less        Three        One       Three        Five
                                     Than       Through     Through    Through       Years      Over        Non-
                                     Three       Twelve      Three       Five       Through    Fifteen    Interest
(In thousands)                      Months       Months      Years      Years       Fifteen     Years     Bearing      Total
                                  ---------    ---------    ---------  --------     --------   --------  ---------   ---------
ASSETS:

Net Loans                         $ 124,723    $  42,398    $  75,355  $ 56,671     $ 61,367   $ 28,654              $ 389,168
Investment Securities                   412        8,357       49,004    13,227       24,829      3,519                 99,348
Federal Funds Sold                   35,395                                                                             35,395
FHLB Stock                                                                                               $   1,073       1,073
Interest-bearing deposits
 with banks                              45           99                                                                   144
Non-interest earning assets                                                                                 67,097      67,097
                                  ---------    ---------    ---------  --------     --------   --------  ---------   ---------
TOTAL ASSETS                      $ 160,575    $  50,854    $ 124,359  $ 69,898     $ 86,196   $ 32,173  $  68,170   $ 592,225
                                  =========    =========    =========  ========     ========   ========  =========   =========
LIABILITIES:
Non-interest-bearing deposits                                                                            $ 132,724   $ 132,724
Interest-bearing deposits         $ 192,570    $ 153,866    $  33,083  $  4,682                                        384,201
Borrowings                            3,024        5,172          217     8,251                                         16,684
Other liabilities                                                                                           11,651      11,651
Stockholders' equity                                                                                        46,985      46,985
                                  ---------    ---------    ---------  --------     --------   --------  ---------   ---------
Total liabilities and
  stockholders' equity            $ 195,594    $ 159,038    $  33,300  $ 13,933            0          0  $ 191,360   $ 592,225
                                  =========    =========    =========  ========     ========   ========  =========   =========
Interest rate sensitivity gap     $ (35,019)   $(108,184)   $  91,059  $ 56,965     $ 86,196   $ 32,173

Cumulative interest rate
  sensitivity gap                 $ (35,019)   $(143,203)   $ (52,144) $  4,821     $ 91,017   $123,190


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this amendment number 2 to Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   January 15, 2001                 HUMBOLDT BANCORP


                                        /s/  Patrick J. Rusnak
                                        Patrick J. Rusnak
                                        Chief Financial Officer


                                        /s/  Theodore S. Mason
                                        Theodore S. Mason
                                        President and Chief Executive Officer