Form 10-K
period 2000-12-31
HUMBOLDT BANCORP
filed 2001-04-02
CIK 1008554

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended: December 31, 2000

                         Commission File Number: 0-27784

                                HUMBOLDT BANCORP
        (Exact name of small business issuer as specified in its charter)


           California                                   93-1175446
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
of incorporation or organization)

                                2440 Sixth Street
                               Eureka, California
                    (Address of principal executive offices)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K, and no disclosure will be contained, to the best of the
registrant's   knowledge,   in  definitive   proxy  or  information   statements
incorporated by reference in Part III of the Form 10-K. |_|

Issuer's revenues for the most recent fiscal year were: $70,799,000

Aggregate Market Value of the voting stock held by non-affiliates of the registrant as of March 1, 2001: $60,519,000

Number of shares of common stock  outstanding at December 31, 2000, as adjusted:
5,982,456

Documents incorporated by reference: Information required by Items 10 through 12 of Part III to this Form 10-K are incorporated by reference to Humboldt Bancorp's proxy statement which will be filed within 120 days of the end of the fiscal year.

                           ANNUAL REPORT ON FORM 10-K
                                     PART I

         Discussions of certain matters contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Humboldt Bancorp (referred to as "Humboldt" or "we" when such reference includes Humboldt Bancorp and its subsidiaries, collectively, "Humboldt Bancorp" when referring only to the parent company. Reference to Humboldt Bank, Capitol Valley Bank and Capitol Thrift & Loan in this section is reference to just, Humboldt Bank, Capitol Valley Bank and Capitol Thrift & Loan, respectively and "Banks" collectively), operates, projections of future performance, perceived opportunities in the market and statements regarding Humboldt's mission and vision. Humboldt's actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see "Item 1. Business--Factors That May Affect Future Results of Operations."

ITEM 1.  BUSINESS

Introduction

         Humboldt Bancorp is a multi-bank holding company with three bank subsidiaries, Humboldt Bank, Capitol Valley Bank, and Capitol Thrift & Loan. As of December 31, 2000, Humboldt also owns a 50% interest in Bancorp Financial Services, a leasing corporation.

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

         As of December 31, 2000, Humboldt had total assets of $608.0 million, total deposits of $506.8 million, and shareholders' equity of $50.8 million. Humboldt's net income for the year ended December 31, 2000, and 1999, was $6.9 million and $4.6 million, respectively, which was Humboldt's ninth consecutive year of increased net income. For the year ended December 31, 2000, and 1999, Humboldt's return on average assets was 1.28% and 1.27%, respectively, and return on average equity was 15.93% and 15.10%, respectively. Since the year ended December 31, 1995, Humboldt has increased annual earnings by an average of 25.7% per year and maintained return on average assets in excess of 1.22%. During the same period, Humboldt has achieved a return on average equity greater than 14.5% in each year while maintaining high asset quality.

Recent Events

         On March 9, 2001, Tehama Bancorp the former holding company of Tehama Bank, merged with and into Humboldt Bancorp. Upon consummation of the merger, the outstanding shares of Tehama Bancorp were converted into an aggregate of
3.39 million shares of Humboldt Bancorp stock. The stock was issued to Tehama Bancorp shareholders in a tax-exempt exchange accounted for as a pooling-of-interests. As of December 31, 2000, Tehama Bancorp has $244.3 million in assets, $206.0 million in deposits and $22.3 million in shareholders' equity. Tehama Bank was founded in 1984 and serves four Northern California counties through six branch offices. The financial information included with this Form 10-K does not reflect the merger of Humboldt Bancorp and Tehama Bancorp.

Humboldt Bancorp's Family of Companies.

     The   following   provides  a  summary  of  all  the   affiliated   bank's,
subsidiaries, and segments of the company.

Banks

     Humboldt Bank - Humboldt Bank founded in 1989, is a state-chartered bank with its main office located in Eureka, California, Humboldt Bank has nine branches located in Humboldt, Trinity and Mendocino counties. At December 31, 2000, Humboldt Bank had total assets of $424.6 million, total net loans of $258.8 million, and total deposits of $349.5 million.

     Capitol Valley Bank - Capitol Valley Bank, formed by Humboldt as a de-novo state-chartered bank in 1999, has its main office located in Roseville, California. At December 31, 2000, Capitol Valley Bank had total assets of $54.6 million, total net loans of $38.9 million, and total deposits of $49.0 million.

     Capitol Thrift & Loan - Capitol Thrift & Loan, acquired by Humboldt in April 2000, is a California industrial bank and has its main office located in Napa, California. Capitol Thrift & Loan has nine branches located in Northern, Central, and Southern California and focuses primarily on consumer mortgage and commercial real estate lending. At December 31, 2000, Capitol Thrift & Loan had total assets of $128.2 million, total net loans of $110.2 million, and total deposits of $108.6 million.

Subsidiaries and Segments

     Merchant Bankcard Department - Merchant Bankcard Department is an operating segment of Humboldt Bank. The Merchant Bankcard Department processes the settlement of credit and debit card sales for merchants, and issues, and maintains credit card accounts for its customers. At December 31, 2000, the Merchant Bankcard Department had total assets of $58.4 million and had total revenues for 2000 of $23.6 million.

     Bancorp Financial Services, Inc. - Bancorp Financial Services, Inc. a California corporation, was jointly formed by Humboldt and Tehama Bancorp in 1996. Bancorp Financial Services, Inc. acquires equipment lease contracts of generally less than $150,000 and issues securities backed by the leases in private placement offerings to institutional investors. Bancorp Financial Services, Inc. acts as the servicer for leases held in its portfolio and those transferred in securitization. In addition, Bancorp Financial Services, Inc. originates and services indirect automobile loans, primarily within the State of California. For all presentations in the Form 10-K, Bancorp Financial Services, Inc. is accounted for under the equity method, reflecting Humboldt's 50% ownership interest. At December 31, 2000, Bancorp Financial Services had total assets of $53.2 million and for the year ended December 31, 2000, had a net loss of approximately $235,000, of which $117,000 will be attributed to Humboldt Bancorp due to its 50% interest.

Lending Activities

         Humboldt   concentrates   its  lending   activities   in  real  estate,
commercial, lease financing, credit card and consumer loans, made almost exclusively to individuals and businesses primarily in Northern California. Humboldt has no foreign loans. The net loan and lease portfolio as of December 31, 2000, and 1999, totaled $407.9 million and $225.1 million, respectively, which represented 80.5% and 59.5%, respectively, of total deposits and 67.1% and 53.1%, respectively, of total assets. Humboldt also generates fee income by servicing mortgage loans.

Real Estate Loans and Real Estate Banking Operations

Real Estate - Construction

         Humboldt makes loans to finance the construction of residential and commercial properties and to finance land acquisition and development.

         Humboldt's owner-occupied single-family construction loans typically have a maturity of up to nine months and are secured by deeds of trust and usually do not exceed 80% of the appraised value of the home to be built.

         Loans to developers for the purpose of acquiring unimproved land and developing such land into one-to-four improved residential lots typically have a maturity of 12 to 24 months, have a floating rate tied to the prime rate, usually do not exceed 75% of the appraised value, are secured by a first deed of trust and require the borrower or its principals to personally guarantee repayment of the loan. To also reduce the risks inherent in construction lending, Humboldt limits the number of properties that can be constructed on a "speculative" or unsold basis by a builder at any one time to two to four houses.

         Commercial construction loans are underwritten using the actual or estimated cash flow the secured real property would provide to an investor in the event of a default by the borrower. A debt coverage ratio of 1.25:1 and a maximum loan to value of 70% are required in most cases.

Real Estate - Owner-Occupied, Single-Family Residential

         Humboldt also originates owner-occupied, single-family, residential real estate loans in its market area. At December 31, 2000 and December 31, 1999, Humboldt had outstanding owner-occupied, single-family, residential real estate loans totaling $59.3 and $39.8 million, respectively. Humboldt originates fixed-rate mortgage loans and adjustable-rate residential mortgage loans. Fixed-rate mortgages are at competitive rates and adjustable-rate loans currently offered by Humboldt have interest rates which adjust every one, three or five years from the closing date of the loan or on an annual basis commencing after an initial fixed-rate period of one, three or five years in accordance with a designated index, plus a stipulated margin. Humboldt originates residential mortgage loans with loan-to-value ratios of up to 95%. On any mortgage loan exceeding an 80% loan-to-value ratio at the time of origination, however, Humboldt requires private mortgage insurance in an amount intended to reduce Humboldt's exposure to 80% of the appraised value of the underlying collateral.

         Generally, Humboldt sells its owner-occupied, single-family, residential fixed-rate loans to institutional investors in the secondary market, but retains the servicing of such loans. There were, however, no real estate loans pending sale at December 31, 2000.

Real Estate - Multi-Family Residential

         Humboldt also originates multi-family, residential real estate loans in its market area. At December 31, 2000 and December 31, 1999, Humboldt had outstanding multi-family, residential real estate loans totaling $18.1 and $5.4 million, respectively.

Real Estate - Commercial and Agricultural

         In order to enhance the yield on and decrease the average term to maturity of its assets, Humboldt originates permanent loans secured by commercial real estate. Humboldt's commercial real estate loan portfolio includes loans secured by small apartment buildings, strip shopping centers, small office buildings, farms and other business properties, generally located within Humboldt's primary market area. Real estate commercial and agricultural loans are secured by both commercial and single-family property.

Business Loans

         Humboldt's commercial loans consist of: (i) loans secured by commercial real estate, and (ii) business loans which are not secured by real estate or, if secured by real estate, the principal source of repayment is expected to be business income. For a discussion of Humboldt's loans secured by commercial real estate lending see " -- Real Estate - Commercial and Agricultural." Business loans include revolving lines of credit, working capital loans, equipment financing, letters of credit and inventory financing.

         Typically, business loans are floating rate obligations and are made for terms of five years or less, depending on the purpose of the loan and the collateral. No single business customer accounted for more than 3.0% of total gross loans at December 31, 2000.

Leases

         Humboldt makes leases to finance credit card swipe terminals and other small ticket items. The dollar amount of each lease usually ranges from under $2,000 to $5,000 and the term is approximately three to five years.

Credit Card and Related Service

         Humboldt Bank offers credit card accounts through its participation as a principal member of Visa. Management believes that providing credit card services to its customers helps Humboldt remain competitive by offering an additional service. Currently Humboldt does not actively solicit credit card business beyond its customer base and market area.

Consumer Loans

         The consumer loans originated by Humboldt include automobile loans and miscellaneous other consumer loans, including unsecured loans. Consumer lending affords Humboldt the opportunity to earn yields higher than those obtainable on single-family residential lending.

Loan Servicing

         Humboldt sells the majority of its mortgage loans and most of the Small Business Administration loans that it originates to institutional investors.
However, it retains the servicing on these loans in order to generate ongoing revenues. Humboldt's servicing portfolio, in which it has sold ownership but retains the servicing, was $198.6 million at December 31, 2000.

Savings and Deposit Activities

         Humboldt offers customary banking services including personal and business checking, savings accounts, time certificates of deposit, IRA, and Keogh accounts. Most of Humboldt's deposits are obtained from commercial businesses, professionals and individuals with high income or net worth. In addition, Merchant Bankcard reserves are held primarily in non-interest bearing accounts.

Merchant Bankcard

         In 1993, Humboldt Bank established a merchant draft processing operation ("Merchant Bankcard"). Since that time, the operation has grown steadily both in volume and scope of activities. In general, Merchant Bankcard services involve collecting funds for, and crediting the accounts of, merchants for sales of merchandise and services to credit and debit card customers. The Merchant Bankcard Department specializes in providing processing for first time merchants and small-to medium-sized merchants in the retail, telephone, mail order and Internet commerce industries.

         While these merchants vary in size, a typical merchant customer generates approximately $40,000 in annual credit card charge volume. Humboldt Bank believes that there is a market for providing Merchant Bankcard services to these merchants, who are often overlooked by larger banks. For the twelve months ended December 31, 2000, no one merchant accounted for more than 1.5% of Merchant Bankcard's total gross processing volume. At December 31, 2000, the Merchant Bankcard Department provided processing services to approximately 70,000 merchants.

         The transaction processing industry provides merchants with credit and debit card processing services. The industry has grown rapidly in recent years as a result of wider merchant acceptance and rapid technological advances within the bankcard industry.

         Humboldt   Bank  markets  its  Merchant   Bankcard   services   through
independent service and marketing organizations ("ISOs"). In most cases, the ISOs solicit merchant accounts and perform the service and collection function, while Humboldt Bank provides the accounting and credit function. For these functions, Humboldt Bank receives an average processing fee of approximately 0.10%. As of December 31, 2000, the three ISOs engaged by Humboldt Bank, as described above, represented 60,315 merchant accounts. Further, those three ISOs represented $2.6 billion of total Merchant Bankcard gross processing volume for the year ended December 31, 2000.

         In 1997, Humboldt Bank began an additional unit within the Merchant Bankcard Department where all servicing aspects of the relationship with the merchant are performed by Humboldt Bank, although Humboldt Bank still relies on ISOs for solicitation of merchants. Humboldt Bank categorizes these types of accounts as proprietary accounts ("Proprietary"). For these additional services, Humboldt Bank is able to retain more income from the service and processing fees paid than when an ISO is involved. For example, Humboldt Bank receives a service fee of approximately 4% of the gross processing volume. For the year ended December 31, 2000, Proprietary accounts represented $431.0 million of total Merchant Bankcard gross volume and 9,027 merchant accounts at period end. The Proprietary accounts segment of Humboldt Bank's merchant processing portfolio is growing much more rapidly than the ISO segment. For example, the year ended December 31, 2000, net revenues for the Proprietary account segment have increased 93.0% as compared to the same time period in 1999, while net revenues for the ISO segment have decreased 11.3% relative to the same time period in 1999.

         Humboldt intends to continue to expand the Proprietary account segment of its business. Management wants to ensure revenue independent of ISOs and to generate more fee income. The rapid acceptance of the Internet as a method to transact commerce has led to an increase in the number of smaller Internet-based merchants. Humboldt Bank believes its processing services are well suited to these lower volume merchants. Further, Humboldt Bank has entered into several key relationships with web site providers and gateway services that cater to business services for merchants for the purpose of advertising Humboldt Bank's merchant bankcard services. In addition, Humboldt accepts applications for merchant processing services at its Merchant Bankcard web site. If Humboldt is not successful in these marketing efforts, Merchant Bankcard's financial results may be adversely affected.

         Many of the merchants processing through the Merchant Bankcard Department accept consumers' credit card numbers over the telephone. There are no signed drafts and the entire process is handled electronically. Since consumers find these transactions easier to dispute than transactions involving signed drafts, the charge-back rates for services provided over the telephone and through the Internet are generally higher. Further, because most of the merchants are located outside the Humboldt-Eureka, California area, they require higher staffing levels to follow and monitor their accounts. Humboldt Bank views its risk management and fraud avoidance practices as integral to its operations and overall success because of Humboldt Bank's potential liability for merchant fraud, charge-backs and other losses. While the new and smaller merchants may be potentially lucrative to Humboldt Bank, these accounts are perceived high risk because of lack of business experience. For ISO accounts, risk is mitigated by requiring merchant reserves and by ISO reserves and guarantees. Reserves are demand deposit or accounts with minimum required balances established by withholding a percentage of processing volume. For the Proprietary account segment, risk management and fraud control occur initially at the application stage when merchant applications are reviewed against certain criteria to determine acceptance or denial. Furthermore, Humboldt Bank addresses these risks by actively monitoring all merchants on a daily basis, employing an aggressive fraud control team, requiring personal guarantees for nearly all merchants and holding reserve deposits for certain merchants. These deposits totaled $50.4 million at December 31, 2000.

         In the event a consumer is dissatisfied with the merchandise or service, in general, a merchant must accept a charge-back for a period of 120 days. The merchant's checking account is debited with the charge-back if sufficient funds exist; otherwise, the merchant's reserve funds are debited. If a merchant's reserves are insufficient to fund the charge-back and an ISO is involved, Humboldt Bank looks to the applicable and available guarantee, if any, of the ISO. If the merchant's reserve is exhausted and either (i) an ISO is involved but no guarantee is applicable or available, or (ii) no ISO is involved, Humboldt Bank uses its internal reserves to offset the charge-back. A failure in Humboldt's

         A summary of the Merchant Bankcard Department's merchant bankcard activities for the years ended December 31, 1998, 1999, and 2000, is set forth below:

                                          For Years Ended December 31,
                                ------------------------------------------
                                     1998           1999           2000
                                ------------------------------------------
                                           (Dollars in thousands)
Number of Accounts
   ISO                           $    59,595    $    62,646    $    60,315
   Proprietary                         2,754          5,641          9,027
                                 -----------    -----------    -----------
    Total                        $    62,349    $    68,287    $    69,342
                                 ===========    ===========    ===========
Gross Processing Volume:
   ISO                           $ 2,100,500    $ 2,695,037    $ 2,578,300
   Proprietary                        71,500        215,780        430,980
                                 -----------    -----------    -----------
    Total                        $ 2,172,000    $ 2,910,817    $ 3,009,280
                                 ===========    ===========    ===========
NetProcessing Revenue:
   ISO                           $     3,026    $     3,768    $     3,343
   Proprietary                           178          2,739          5,292
                                 -----------    -----------    -----------
    Total                        $     3,204    $     6,507    $     8,635
                                 ===========    ===========    ===========

         A summary of the Merchant Bankcard Department's merchant demand deposit and certificate of deposit account balances at the years ended December 31, 1998, 1999, and 2000, is set forth below:

                                          For Years Ended December 31,
                                ------------------------------------------
                                     1998           1999           2000
                                ------------------------------------------
                                           (Dollars in thousands)
Merchant Reserves:
   ISO                           $    45,088    $    47,587    $    40,020
   Proprietary                         1,881          6,566         10,341
                                 -----------    -----------    -----------
    Total                        $    46,969    $    54,153    $    50,361
                                 ===========    ===========    ===========

         A summary of the Merchant Bankcard Department's losses for the years ended December 31, 1998, 1999, and 2000 in connection with merchant bankcard services involving an ISO, and for losses in connection with its proprietary bankcard services when an ISO was not involved, is set forth below:

                                          For Years Ended December 31,
                                ------------------------------------------
                                     1998           1999           2000
                                ------------------------------------------
                                           (Dollars in thousands)

Merchant Losses:
   ISO                           $         -    $         -    $     7,500
   Proprietary                        17,829        127,049         55,184
                                 -----------    -----------    -----------
    Total                        $    17,829    $   127,049    $    62,684
                                 ===========    ===========    ===========

         Merchant bankcard processing services are highly regulated by credit card associations such as VISA. In order to participate in the credit card programs, Humboldt Bank must comply with the credit card association's rules and regulations, which may change from time to time. In November 1999, VISA adopted rule changes that required staged-in compliance by March 31, 2001. To become compliant, Humboldt Bank would have had to restrict processing volume because its overall chargeback percentage was in excess of what the new rules would have allowed. As a result of these regulations, Humboldt Bank merchant bankcard income would have been reduced. In October 2000, VISA adopted a revised set of rules that are less restrictive than the November 1999 rules and with which Humboldt Bank is in full compliance. Humboldt Bank expects to continue to be in compliance with the October 2000 regulations going forward and does not anticipate any reduction of merchant bankcard income as a result of VISA's adoption of new rules.

ATM Funding

         In 1996, Humboldt Bank began its automated teller machine ("ATM") funding activities by sponsoring several non-bank companies that place and service ATMs in various public places such as restaurants and convenience stores. ATM networks such as Star, Plus and Cirrus require a placement company to be sponsored by a chartered financial institution. Humboldt Bank sponsors these companies and provides cash for their ATMs. Humboldt Bank contracts with bonded money carriers and correspondent vault centers throughout the nation to provide a ready amount of cash when these placement companies so require. Humboldt Bank earns a fee for each sponsored transaction and a fee for the cash advanced.

Capitol Valley Bank

         In March 1999, Humboldt contributed capital, totaling $4.5 million, to form Capitol Valley Bank. Capitol Valley Bank, located in Roseville, California. Humboldt believes that the Sacramento-Roseville, California market represents an attractive location for a bank. The Sacramento-Roseville region's infrastructure contains a major airport, deep-water port, transcontinental railroad and an interstate freeway system. Roseville is located approximately 20 miles northeast of downtown Sacramento. The city of Roseville is an important link along the Interstate 80 corridor linking Sacramento and Auburn, California and Reno, Nevada. Capitol Valley Bank will focus primarily on products and services for individuals, professionals and small to middle-size businesses.

         In September 1999, Humboldt entered into an agreement to acquire, for 49,502 shares of Humboldt common stock at $10.91 per share, and warrants to purchase up to 99,000 shares of Humboldt common stock at $13.50 per share, all of the outstanding shares of Silverado Merger Corporation, which was Silverado Bank, a bank in organization, which had yet to raise the necessary capital to open as a commercial banking institution. As part of the acquisition, Capitol Valley Bank hired Silverado Merger Corporation's president and entered into non-competition agreements with the shareholders of Silverado Merger Corporation prohibiting them from participating in any financial institution within 30 miles of Capitol Valley Bank until December 31, 2002. In addition, Capitol Valley Bank's board was expanded to include three new directors, consisting of some of the prior directors of Silverado Merger Corporation. Finally, as part of the acquisition agreement, some shareholders and supporters of Silverado Merger Corporation purchased $1.6 million of Humboldt's restricted common stock at $12.00 per share pursuant to a private placement.

         Silverado Merger Corporation had no operations. Therefore, Silverado Merger Corporation's financial statements are immaterial. Humboldt acquired Silverado Merger Corporation to expand Capitol Valley Bank's presence in the Sacramento-Roseville, California area through business associates and contacts of the former directors and organizers of Silverado Merger Corporation.

         As of December 31, 2000, Capitol Valley Bank had total assets of $54.6 million, total loans of $38.9 million, and total deposits of $49.0 million.

Bancorp Financial Services

         During 1996, Humboldt Bank entered into a joint venture with Tehama Bank to organize and share equally in a subsidiary leasing company, Bancorp Financial Services. Bancorp Financial Services was organized as a California corporation on November 25, 1996, and Humboldt Bank and Tehama Bank each contributed $2.0 million towards its capitalization as of January 2, 1997. Subsequently during 1998, Humboldt Bank and Tehama Bank each contributed their interests in Bancorp Financial Services to their respective holding companies, Humboldt and Tehama Bancorp. In March 2000, both Humboldt and Tehama Bancorp made a secondary infusion of capital in Bancorp Financial Services of $999,750 to support growth. Bancorp Financial Services makes consumer automobile loans and commercial equipment leases of generally less than $150,000 to small businesses.

         In addition to making leases and loans, Bancorp Financial Services buys and services commercial equipment lease contracts throughout the United States directly from lessors, brokers, finance companies, banks and thrifts nationwide. Bancorp Financial Services also buys and services consumer automobile contracts primarily in Northern California. Generally, Bancorp Financial Services finances the acquisition of the commercial lease contracts and automobile loans through warehouse lines of credit with commercial banks. While it maintains its own portfolio of contracts, the majority of acquired leases are sold to its wholly-owned subsidiary, BFS Funding Corporation, which packages the leases as leased-backed securities for private placement with institutional investors on a non-recourse and partial recourse basis. Bancorp Financial Services retains the servicing and management of all leases it acquires regardless of their subsequent sale. Likewise, Bancorp Financial Services acquires consumer automobile contracts from dealers throughout Northern California and similarly repackages and sells the payment streams to institutional investors in the financial marketplace while retaining the servicing. In addition to service fees, Bancorp Financial Services generates income through spreads on its lease portfolio, loan portfolio, gains on sales, and ongoing fees and charges.

         Since the latter part of the year ended December 31, 2000, Bancorp Financial Services' commercial paper conduit facility has experienced substantial delays in issuing term-leased backed notes due to the changing economic environment and deterioration of the leased backed securities market. As a result, during the fourth quarter of the year ended December 31, 2000, and first quarter of 2001, Bancorp Financial Services experienced a cash shortage to finance its operations and to acquire additional leases. Bancorp Financial Services was unable to sell its leases and to replenish its warehouse lines and clear its commercial paper conduit facility due to its inability to issue term-leased backed notes at reasonable terms. In December 2000 Humboldt Bancorp made a loan guarantee of $7.0 million to Bancorp Financial Services' primary commercial bank lender which was release on December 28, 2000. In January 2001, Humboldt Bancorp purchased $4 million in subordinated debentures from Bancorp Financial Services. In addition, although during the first quarter of 2001 Bancorp Financial Services was able to issue term-leased backed notes, Humboldt Bancorp advanced Bancorp Financial Services additional funds in the amount of approximately $3 million for its operations. Concurrently, Humboldt Bancorp exchanged its advancement for Bancorp Financial Services' $3 million subordinated class of a term-leased backed notes issued in February 2001.

        Further, in general, due to the decline in the economy, there has been an increase in the number of delinquencies on leases serviced by Bancorp Financial Services. Due to business reasons, Bancorp Financial Services repurchased certain non-performing leases that served as security to the term-leased backed notes issued during year 2000. Because of these repurchases, during the first quarter of 2001, Bancorp Financial Services has a substantial number of non-performing leases.

        In December 2000, the boards of directors of Humboldt Bancorp and Tehama Bancorp decided to sell their interests in Bancorp Financial Services and in January 2001, Bancorp Financial Services engaged an investment banker to assist in its sale. For the year ended December 31, 2000, Humboldt Bancorp accounted for its investment in Bancorp Financial Services using the equity method, and Humboldt Bancorp incurred a loss of approximately $117,000 attributed to its 50% interest in Bancorp Financial Services. As of March 31, 2001, Humboldt Bancorp's investment, including Tehama Bancorp's investment, in Bancorp Financial Services was approximately $7.0 million.

     The Federal Reserve Board, Federal Deposit Insurance Corporation ("FDIC") and other financial institution regulatory agencies have proposed to amend their capital adequacy standards for bank holding companies and other financial institutions concerning the treatment of residual interests. This proposal "Docket R-1080, Proposed Revisions on Capital Rules for Residual Interests" would significantly increase the regulatory capital required to support on-balance sheet residual interests to a level whereby the combined company would be required to contribute additional capital for Bancorp Financial Services, Inc. beyond the level at which an acceptable return on capital would be provided. Residual interests are defined as those on balance sheet assets that represent interests in transferred financial assets retained by a seller after transfer of the financial assets. If the proposed regulations were adopted, Bancorp Financial Services would be required to retain risk-based capital in an amount equal to the amount of the residual interests that are retained on Bancorp Financial Services' balance sheet, which was $7.4 million at December 31, 2000.

Capitol Thrift & Loan

     On April 7, 2000, Humboldt acquired Capitol Thrift & Loan for approximately $16.5 million consisting of $11.9 million in cash and the balance consisting of a $4.6 million promissory note subject to adjustment. The $4.6 million promissory note is due January 30, 2002, and up to $2.0 million of the promissory note may be exchanged for common stock. Humboldt funded the cash portion of the acquisition through the raising of capital through the issuance of $8.0 million in gross proceeds of common stock and approximately $5.3 million in gross proceeds of trust preferred securities.

     Capitol Thrift & Loan is a California corporation licensed under the California Industrial Loan Law. Capitol Thrift & Loan conducts a general consumer and commercial finance business from nine branches located throughout the State of California. At the time of the acquisition, Capitol Thrift & Loan operated ten branches. Two branches were subsequently consolidated.

     On  September  30,  2000,  California  adopted  a new law that  transformed deposit taking industrial loan companies into industrial banks, a new classification of banks. Industrial banks now are regulated as banks subject to California banking law, and are no longer subject to any of the laws governing industrial loans companies; however, industrial banks are still prohibited from accepting demand deposits.

     Capitol Thrift & Loan's primary source of revenue is providing commercial and single-family, residential real estate loans to customers who are predominantly small and middle-market businesses and individuals. Capitol Thrift & Loan does not provide general commercial banking services such as demand checking accounts, lines of credit, safe deposit boxes and wire transfer.
Capitol Thrift & Loan funds its lending activities by issuing thrift certificates and investment certificates.

         The main office of Capitol Thrift & Loan is located at 1424 Second Street, Napa, California 94559. Capitol Thrift & Loan's deposits are insured up to $100,000 by the Federal Deposit Insurance Corporation. As of December 31, 2000, Capitol Thrift & Loan had total assets of $128.2 million, total deposits of $108.6 million and net income of $1,030,000. Subsequent to April 7, 2000, Humboldt accounted for Capitol Thrift & Loan on a consolidated basis.

         In 1996 and 1997, Capitol Thrift & Loan experienced an increase in loss on other real estate owned (OREO) and expenses related thereto. A majority of the losses related to loans made prior to June 1992, at which time credit underwriting policies were strengthened. As a result of these increases, in August 1998, Capitol Thrift & Loan entered into an agreement with the FDIC and the California Department of Financial Institutions pursuant to which management and the Capitol Thrift & Loan board of directors agreed to reduce the level of classified assets as outlined in the agreement, develop and implement a plan with specific strategies for reducing OREO, classified and non-performing loans, and revise the methodology for calculating the allowance for losses on loans. In addition, Capitol Thrift & Loan is required to maintain Tier 1 capital of 8% or more of Capitol Thrift & Loan's adjusted total assets. Humboldt believes that Capitol Thrift & Loan is in compliance with the agreement with FDIC and California Department of Financial Institutions, which has subsequently been removed.

         Further, as a condition of the California Department of Financial Institution's consent to Humboldt acquisition of Capitol Thrift & Loan. Humboldt Bank was required to maintain a ratio of tangible shareholders' equity to tangible assets of not less than 7.0%. As of December 31, 2000, the tangible shareholders equity to tangible assets ratio was 7.5% for Humboldt Bank.

Acquisition of California Federal Branches

         On August 27, 1999, Humboldt Bank completed the acquisition of two branches of California Federal Bank in Eureka and Ukiah. Under the terms of the purchase agreement, Humboldt Bank acquired all of the fixed assets relating to CalFed's Eureka and Ukiah branch offices. Humboldt Bank primarily acquired the two CalFed branches for access to their deposits. The purchase price for the two branches was equal to approximately 3.25% of the aggregate deposits acquired by Humboldt Bank. Total deposits acquired by Humboldt Bank were approximately $72.2 million and loans acquired were approximately $0.1 million.

Market Area and Competition

         Humboldt's primary market area consists of Humboldt, Trinity and Mendocino counties and nearby communities of adjacent counties. Humboldt has recently entered into Placer County with the opening of Capitol Valley Bank in Roseville, California and into Northern, Central and Southern California with the acquisition of Capitol Thrift & Loan.

         Humboldt actively competes for all types of deposits and loans with other banks and financial institutions located in its service area, including credit unions, which are able to offset more favorable savings rates and loan rates due primarily to favorable tax treatment. In California generally, major banks and local regional banks dominate the commercial banking industry. By virtue of their larger capital bases, such institutions have substantially greater lending limits than those of Humboldt, as well as more locations, more products and services, greater economies of scale and greater ability to make investments in technology for the delivery of financial services.

         An independent bank's principal competitors for deposits and loans are other banks, particularly major banks, savings and loan associations, credit unions, Thrift & Loans, mortgage brokerage companies and insurance companies. Increased deregulation of financial institutions has increased competition. Other institutions, such as mutual funds, brokerage houses, credit card companies and even retail establishments have offered new investment vehicles, such as money-market funds, that also compete with banks. The direction of federal legislation in recent years favors competition between different types of financial institutions and encourages new entrants into the financial services market. It is anticipated that this trend will continue.

         Humboldt's strategy for meeting competition has been to maintain a sound capital base and liquidity position, employ experienced management, and concentrate on particular segments of the market particularly businesses and professionals, by offering customers a degree of personal attention that, in the opinion of management, is not generally available through Humboldt's larger competitors. Humboldt relies upon specialized services, responsive handling of customer needs, local promotional activity, and personal contacts by its officers, directors and staff, compared with large multi-branch banks that compete primarily on interest rates and location of branches. The acquisition of Capitol Thrift & Loan increased Humboldt's loan portfolio and the continuation of Capitol Thrift & Loan's industrial loan charter will provide favorable lending terms so as to assist Humboldt to compete with institutions for more loans. No assurance can be given that Humboldt will be able to compete successfully for more loans. Also, no assurance can be given that, because of customer loyalty, available products and services or other reasons, customers in Humboldt's branches will not withdraw their business and establish banking relationships with competitors.

         Historically, insurance companies, brokerage firms, credit unions and other non-bank competitors have less regulation than banks and can be more flexible in the products and services they offer. The Gramm-Leach-Bliley Act of 1999 eliminates most of the separation between banks, brokerage firms and insurance companies by permitting securities firms and insurers to buy banks and by permitting banks to underwrite securities and insurance. Generally speaking, the Act is likely to increase competition for banks such as Humboldt Bank, Capitol Valley Bank and Capitol Thrift & Loan, but may also cause consolidations and mergers with larger competitors. The Gramm-Leach-Bliley Act may also increase cross-border consolidations and mergers.

         The following table sets forth information regarding deposit market share and ranking by county as of June 30, 2000, which is the most recent information available.

                                 Rank               Share
                                 ----               -----
     Humboldt Bank
       Humboldt County             1                29.06%
       Mendocino County            8                 3.32%
       Trinity County              3                21.97%

     Capital Valley Bank
       Placer County               12                2.10%

                                 Rank               Share
                                 ----               -----
     Capitol Thrift & Loan
       Placer County               22                0.13%
       Fresno County               21                0.46%
       Los Angeles County         138                0.01%
       Napa County                 15                1.49%
       Riverside County            39                0.08%
       San Diego County            60                0.03%
       San Joaquin County          26                0.13%

Economic Conditions, Government Policies, Legislation, and Regulation

         Humboldt's profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the banks on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Banks on their interest-earning assets, such as loans extended to their customers and securities held in their investment portfolios, comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of Humboldt and the Banks, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on Humboldt and the Banks cannot be predicted.

         Humboldt's business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest- earning assets and paid on interest-bearing liabilities. The nature and impact on Humboldt and the Banks of any future changes in monetary and fiscal policies cannot be fully predicted.

         From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. See "Item 1. Business--Supervision and Regulation of Humboldt."

Supervision and Regulation of Humboldt

         Humboldt and the Banks, are subject to both federal and state laws and regulations. These laws and regulations are primarily intended to protect depositors, not shareholders. The following information describes certain statutory or regulatory provisions and is qualified in its entirety by reference to the particular statutory and regulatory provisions at issue.

         Humboldt is a registered bank holding company under the Bank Holding Company Act, regulated, supervised and examined by the Federal Reserve Bank of

San Francisco. The Banks are also regulated, supervised, and periodically examined by the California Department of Financial Institutions and the ("FDIC").

         The regulations of the Federal Reserve Board, the FDIC, and the California Department of Financial Institutions govern most aspects of Humboldt's businesses and operations, including, but not limited to, the scope of its business, investments, reserves against deposits, the nature and amount of any collateral for loans, the time of availability of deposited funds, the issuance of securities, the payment of dividends, bank expansion and bank activities, including real estate development and insurance activities, and the making of periodic reports. Various consumer laws and regulations also apply to the Banks. The Federal Reserve Board, the FDIC, and the California Department of Financial Institutions have broad enforcement powers over depository institutions, including the power to prohibit a bank from engaging in business practices which are considered to be unsafe or unsound, to impose substantial fines and other civil and criminal penalties, to terminate deposit insurance, and to appoint a conservator or receiver under a variety of circumstances. The Federal Reserve Board also has broad enforcement powers over bank holding companies, including the power to impose substantial fines and other civil and criminal penalties.

Regulation of Bank Holding Companies

         Humboldt Bancorp's activities are subject to extensive regulation by the Federal Reserve Board. The Bank Holding Company Act requires us to obtain the prior approval of the Federal Reserve Board before (i) directly or indirectly acquiring ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, we would own or control more than 5% of the shares of the other bank or bank holding company (unless the acquiring company already owns or controls a majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. The Federal Reserve Board will not approve any acquisition, merger or consolidation that would have a substantially anticompetitive result, unless the anticompetitive effects of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The Federal Reserve Board also considers capital adequacy and other financial and managerial factors in its review of acquisitions and mergers.

         With certain exceptions, the Bank Holding Company Act also prohibits Humboldt Bancorp from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities that, by statute or by Federal Reserve Board regulation or order, have been determined to be activities closely related to the business of banking or of managing or controlling banks.

Federal Deposit Insurance

         The FDIC insures deposits of federally insured banks, savings banks, savings associations and thrifts and safeguards the safety and soundness of the banking industry. Two separate insurance funds are maintained and administered by the FDIC. In general, bank deposits are insured through the Bank Insurance Fund ("BIF").

         Deposits in savings associations are insured through the Savings Association Insurance Fund ("SAIF"). A SAIF member may merge with a bank as long as the bank continues to pay the SAIF insurance assessments on the deposits acquired. Humboldt Bank continues to pay SAIF insurance assessments on deposits acquired from CalFed and HomeFed branch acquisitions.

         Deposits in Humboldt Bank, Capitol Valley Bank and Capitol Thrift & Loan are insured to a maximum of $100,000 per depositor by the FDIC. The banks and thrifts are required to pay quarterly deposit insurance premium assessments to the FDIC. In general terms, each institution is assessed insurance premiums according to how much risk to the insurance fund the institution represents. Well-capitalized institutions with few supervisory concerns are assessed lower premiums than other institutions. Currently, insurance fund assessments range from zero for well-capitalized institutions to 0.27% of deposits for institutions that are not (with a statutory minimum of $2,000 paid by all institutions). Due to the fact that the BIF and SAIF have reached the statutory target level of 1.25% of total deposits, the possibility exists that an increase in the assessment rate could occur. Should the BIF/SAIF reserve fall below the target level due to increased levels of Bank Deposits or an increase in charges to the BIF/SAIF reserve for Bank failures, the insurance fund assessment level would be increased from current levels. This would adversely impact the profitability of Humboldt. For the year ended, 2000, the assessment for the Banks was approximately $112,000.

         The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed in writing by, or pursuant to written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital.

Capital Adequacy Guidelines

         The Federal Reserve Board and the FDIC employ similar risk-based capital guidelines in their examination and regulation of bank holding companies and financial institutions. If capital falls below the minimum levels established by the guidelines, the bank holding company, bank or savings bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities. Failure to satisfy applicable capital guidelines could subject a banking institution to a variety of enforcement actions by federal regulatory authorities, including the termination of deposit insurance by the FDIC.

         In the calculation of risk-based capital, assets and off-balance sheet items are assigned to broad risk categories. Off-balance sheet items are also taken into account in the calculation of risk-based capital, with each class of off-balance sheet items being converted to a balance sheet equivalent. From these computations, the total of risk-weighted assets is derived. Risk-based capital ratios therefore state capital as a percentage of total risk-weighted assets and off-balance sheet items. The ratios established by guideline are minimums only.

         Current risk-based capital guidelines require all bank holding companies and banks to maintain a minimum risk-based total capital ratio equal to 8% and a Tier 1 capital ratio of 4%. Intangibles other than readily marketable mortgage servicing rights are generally deducted from capital. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock (within limits and subject to certain conditions, particularly if the preferred stock is cumulative preferred stock), trust preferred securities, and minority interests in equity accounts of consolidated subsidiaries, less intangibles. Tier 2 capital includes: (i) the allowance for loan losses up to 1.25% of risk-weighted assets; (ii) any qualifying perpetual preferred stock exceeding the amount includable in Tier 1 capital; (iii) hybrid capital instruments; (iv) perpetual debt; (v) mandatory convertible securities and (vi) subordinated debt and intermediate term preferred stock of up to 50% of Tier 1 capital. Total capital is the sum of Tier 1 and Tier 2 capital, less reciprocal holdings of other banking organizations and capital instruments.

         The FDIC has added a market risk component to the capital requirements of nonmember banks. The market risk component could require additional capital for general or specific market risk of trading portfolios of debt and equity securities and other investments or assets. The FDIC's evaluation of an institution's capital adequacy takes account of a variety of factors as well, including interest rate risks to which the institution is subject, the level and quality of an institution's earnings, loan and investment portfolio characteristics and risks, risks arising from the conduct of nontraditional activities and other factors. Accordingly, the FDIC's final supervisory judgment concerning an institution's capital adequacy could differ significantly from the conclusions that might be drawn from the absolute level of an institution's risk-based capital ratios. Therefore, institutions generally are expected to maintain risk-based capital ratios that exceed the minimum ratios discussed above. This is particularly true for institutions contemplating significant expansion plans and institutions that are subject to high or inordinate levels of risk. Moreover, although the FDIC does not impose explicit capital requirements on holding companies of institutions regulated by the Federal Reserve Bank, the FDIC can take account of the degree of leverage and risks at the holding company level. If the FDIC determines that the holding company (or another affiliate of the institution regulated by the FDIC) has an excessive degree of leverage or is subject to inordinate risks, the FDIC may require the subsidiary institution(s) to maintain additional capital or the FDIC may impose limitations on the subsidiary institution's ability to support its weaker affiliates or holding company. Humboldt's total risk-based capital ratio at December 31, 2000, 1999, and 1998, was 11.74%, 12.07% and 13.00%, respectively.

         The Federal Reserve Board and the FDIC have also established a minimum leverage ratio of 3%. However, for bank holding companies and financial institutions seeking to expand and for all but the most highly rated banks and bank holding companies, the Federal Reserve Board and the FDIC expect an additional cushion of at least 100 to 200 basis points. The leverage ratio represents Tier 1 capital as a percentage of total assets, less intangibles. Humboldt's leverage ratio at December 31, 2000, 1999, and 1998, was 8.70%, 7.50% and 8.12%, respectively. At December 31, 2000, 1999, and 1998, Humboldt and its subsidiaries were in compliance with all regulatory capital requirements.

         In order to resolve the problems of undercapitalized institutions and to prevent a recurrence of the banking crisis of the 1980s and early 1990s, the Federal Deposit Insurance Corporation Improvement Act of 1991 established a system known as "prompt corrective action." Under the prompt corrective action provisions and implementing regulations, every institution is classified into one of five categories, depending on (i) its total risk-based capital ratio, Tier 1 risk-based capital ratio and leverage ratio and (ii) certain subjective factors. The categories are: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A financial institution's operations can be significantly affected by its capital classification. Financial institution regulatory agencies generally are required to appoint a receiver or conservator shortly after an institution enters the category of weakest capitalization. The Federal Deposit Insurance Corporation Improvement Act of 1991 also authorizes the regulatory agencies to reclassify an institution from one category into a lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. Undercapitalized institutions are required to take certain specified actions in order to increase their capital or otherwise decrease the risks to the federal deposit insurance funds.

         The following table illustrates the capital guidelines applicable to the Banks and their respective regulatory capital ratio as of December 31, 2000.


                                                                                                        Minimum
                                                                                Minimum Necessary   Necessary to be
                            Humboldt       Capitol Valley     Capitol Thrift        to be Well         Adequately
                              Bank              Bank              & Loan           Capitalized        Capitalized
                            --------       --------------     --------------    -----------------   ----------------

Total Risk-Based
Capital Ratio                10.15%            11.95%             11.01%              10.0%               8.0%

Tier 1 Risk-Based
Capital Ratio                 9.09%            10.75%              9.75%               6.0%               4.0%

Leverage Ratio                7.46%             8.71%              8.45%               5.0%               4.0%


         In connection with Humboldt's organization of Capitol Valley Bank, Humboldt Bank has committed to the FDIC that it will remain "well capitalized" and that it will maintain minimum Tier 1 leverage capital ratios of at least 6.5% for the initial 12 months of operation of Capitol Valley Bank, 6.8% for the next 12 months, and 7.2% for the third 12-month period which commences in March 2001. During the year ended December 31, 2000, Humboldt contributed $1.7 million to Capitol Valley Bank.

         In addition, as a condition of Humboldt's acquisition of Capitol Thrift & Loan, Humboldt represented to the California Department of Financial Institutions that Capitol Thrift & Loan will maintain a leverage ratio of not less than 8% and Humboldt Bank will maintain a leverage ratio of not less than 7%.

Limits on Dividends and Other Payments

         Humboldt has never paid cash dividends, but has declared stock dividends. Our ability to obtain funds for the payment of cash dividends, if any, and for other cash requirements is dependent on the amount of dividends that may be declared by Humboldt subsidiaries. California bank law provides that dividends may be paid from the lesser of retained earnings or net income of the bank for its last three years. Further, a California-chartered bank may not declare a dividend without the approval of the California Department of Financial Institutions if the total of dividends and distributions declared in a calendar year exceeds the greater of the bank's retained earnings or net income for its last fiscal year or its current fiscal year. State-chartered banks' ability to pay dividends may be affected by capital adequacy guidelines of their primary federal bank regulatory agency as well. See "Capital Adequacy Guidelines." Moreover, regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends if payment of dividends would constitute an unsafe and unsound banking practice.

         The Federal Reserve Board's policy statement governing payment of cash dividends provides that we should not pay cash dividends on common stock unless
(i) our net income for the past year is sufficient to fully fund the proposed dividends and (ii) our prospective rate of earnings retention is consistent with our capital needs, asset quality and overall financial condition.

Community Reinvestment Act

         Under the Community Reinvestment Act of 1977 and implementing regulations of the banking agencies, a financial institution has a continuing and affirmative obligation (consistent with safe and sound operation) to meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that the institution believes are best suited to its particular community. The CRA requires that bank regulatory agencies conduct regular CRA examinations and provide written evaluations of institutions' CRA performance. The CRA also requires that an institution's CRA performance rating be made public.

         The most recent CRA examination of Humboldt Bank, concluded November 2000, of Capitol Valley Bank, August 2000, and of Capitol Thrift & Loan, October 1998. Humboldt Bank was rated outstanding, with each of the others receiving a satisfactory rating. Although CRA examinations occur on a regular basis, CRA performance evaluations are used principally in the evaluation of regulatory applications submitted by an institution. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions and applications to open branches.

         The Financial Services Modernization Act of 1999 revises the CRA by reducing the frequency of examinations for smaller banks, those with assets of less than $250 million, and by requiring disclosure by community groups as to the amount of funds received from lenders and the manner those community groups used those funds. These revisions are not expected to significantly impact the application of CRA to Humboldt.

State Regulation

         As California-chartered institutions, Humboldt Bank, Capitol Valley Bank and Capitol Thrift & Loan are subject to regular examination by the California Department of Financial Institutions. State regulation affects the internal organization of Humboldt Bank, Capitol Valley Bank and Capitol Thrift & Loan, as well as their savings and thrift deposits, mortgage lending, investment and other activities. State regulation may contain limitations on an institution's activities that are in addition to limitations imposed under federal law. State regulation also contains many provisions that are consistent with federal law, such as provisions of California law limiting loans by either of Humboldt Bank or Capitol Valley Bank to any one borrower to 15.0% of unimpaired capital and surplus, plus 10.0% of unimpaired capital and surplus if the additional amount is fully secured by certain forms of "readily marketable collateral" and limiting loans at Capitol Thrift & Loan to 20% of unimproved capital and surplus.

         The California Department of Financial Institutions may initiate supervisory measures or formal enforcement actions, and if the grounds provided by law exist, the California Department of Financial Institutions may place a California-chartered financial institution in conservatorship or receivership. Whenever the Commissioner of Financial Institutions considers it necessary or appropriate, he may also examine the affairs of any holding company or any affiliate of a California-chartered financial institution.

Recent Legislation

         Financial Services Modernization Legislation. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, also referred to as Financial Services Modernization Act. The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall

Act: Section 20, which restricted the affiliation of Federal Reserve member banks with firms "engaged principally" in specified securities activities; and
Section 32, which restricts officer, director or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial services providers by revising and expanding the BHC Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Generally, the Financial Services Modernization Act:

     o Repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial services providers;

     o Provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

     o Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

     o Provides an enhanced framework for protecting the privacy of consumer information;

     o    Adopts  a  number  of  provisions   related  to  the   capitalization,
          membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

     o Modifies the laws governing the implementation of the Community Reinvestment Act, sometimes referred to as CRA; and

     o Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

         In order for a company to take advantage of the ability to affiliate with other financial services providers, it must become a "Financial Holding Company" as permitted under an amendment to the BHC Act. To become a Financial Holding Company, a company would file a declaration with the Federal Reserve Board, electing to engage in activities permissible for Financial Holding Companies and certifying that the company is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed. In addition, the Federal Reserve Board must also determine that each of a holding company's insured depository institution subsidiaries has at least a "satisfactory" CRA rating.

Human Resources

         At December 31, 2000, Humboldt employed a total of 400 full-time equivalent employees. None of Humboldt's employees are represented by a collective bargaining group and management considers its relations with its employees to be good.

Factors That May Affect Humboldt Bancorp's Future Results of Operation

Difficulties of integrating Tehama Bank could hurt Humboldt's future performance

         The earnings, financial condition and prospects of Humboldt after the merger depend in large part on Humboldt's ability to successfully integrate the operations and management of Tehama Bank with Humboldt. Although we believe that we have experience in managing growth through branch acquisitions, since we have initiated or acquired three financial institutions within two years, we cannot guarantee that Humboldt will be able to effectively and profitably integrate the operations and management of Tehama Bank. In addition, we cannot guarantee that we will be able to realize any revenue improvement or cost savings as a result of the merger.

Humboldt is dependent on non-traditional banking income for growth

         Because of limited growth in the Humboldt-Eureka area, a substantial portion of our revenue is derived from non-traditional banking, especially merchant bankcard processing. Noninterest income comprised 52.8%, 53.6% and 44.2% of total revenues, net of interest expense, for years ended December 31, 2000, 1999 and 1998, respectively. We have focused our merchant bankcard processing on first-time merchants and small- to medium-sized merchants in the retail, telephone, mail order and Internet commerce industries. Because these merchants do not have an established business record and are located outside our geographic location, they are a greater business risk and they require more effort to monitor in the event the merchant experiences a problem. A reduction in revenues from merchant bankcard processing would have an adverse effect on our income.

Deterioration of local economic conditions could hurt our profitability

         Our operations are located in California, and, in particular, Northern California. As a result of this geographic concentration, our financial results depend largely upon economic conditions in these areas. Adverse local economic conditions in California, and, in particular, Northern California, may have a greater adverse effect on our financial condition and results of operations than if we were a larger, more geographically diverse bank holding company.

         In late 2000 and continuing into 2001, the State of California has been subject to a deterioration in the ability of major utilities to provide energy for the State's needs. In Northern California, the crisis has resulted in "rolling blackouts" where certain areas are not provided with any electricity for periods of up to two hours. To date the most immediate impact has been the significant increase in power rates for most users, including Humboldt. In addition the major utility providers are purchasing power on a "spot" basis. The cost of such purchases has exceeded their ability to fully collect the increases from their customers. The long-term impact is unknown but could result in an economic slow-down as companies located in California relocate or shift production to areas outside the State. This could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans, and the Humboldt's financial condition and results of operations in general and, as a result, on the market value of the Humboldt's common stock.

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

Loss of key employees could hurt our performance

     The loss of the services of a key employee, or the failure to attract and retain other qualified persons, could have a material adverse effect on our business, financial condition and results of operations. We are heavily dependent on the services of Theodore S. Mason, Humboldt's President and Chief Executive Officer. Mr. Mason's employment contract expires on January 1, 2002, and he has preliminarily indicated that he intends to retire at that time. Humboldt intends to seek a replacement for Mr. Mason prior to the expiration of his contract. The loss of Mr. Mason or the inability to find a qualified replacement could adversely affect our operations.

ITEM 2. PROPERTIES

     The executive offices of Humboldt are located at 2440 6th Street, Eureka, California. Humboldt owns this property. As of December 31, 2000, Humboldt Bank had nine branch offices, Capitol Valley Bank had one main branch, Capitol Thrift & Loan had nine branches, and Bancorp Financial Services had one main office. In addition, Humboldt is consolidating its operations at one administration office.

     Rental expense for all leases of premises for the years ended December 31, 2000, 1999, and 1998, was $689,000, $401,000 and $269,000, respectively. Rental income from all properties owned and leased for the years ended December 31, 2000, 1999, and 1998, was $377,000, $302,000 and $177,000, respectively.

ITEM 3. LEGAL PROCEEDINGS

     The following is litigation involving Humboldt as of December 31, 2000. Subsequent to December 31, 2000, Humboldt has been dismissed in the following legal actions Freeman, et al. v. Citibank (South Dakota), N.A., et al., Lawrence Bradley v. Visa International Service Association and Travelers Bank USA Corp., and Christopher Bradford, et. al. v. Leasecomm Corporation, et. al..

     On December 7, 1998, the case of Freeman, et al. v. Citibank (South Dakota), N.A., et al., Civil Action No. CV-98-RRA-3029-S ("Freeman"), was filed in the United States District Court, Northern District of Alabama, Northern Division. This case is a purported class action brought on behalf of Mr. Freeman and others similarly situated (VISA credit cardholders issued by Citibank (South Dakota), hereinafter "Citibank"), against Citibank and VISA International (hereinafter "VISA") to: (i) enjoin the collection of debts charged to Citibank VISA cards for gambling at Internet casino websites, (ii) have Internet casino gambling declared unlawful and (iii) recover all payments including principal, interest and penalties received by Citibank and VISA related to such debts. Mr. Freeman is alleging that Citibank and VISA were facilitating, participating in and profiting from gambling by allowing Mr. Freeman to use his Citibank VISA card to purchase "e-cash" at a website owned and operated by a provider of such "virtual" commodity (hereinafter the "Merchant Provider"), which he accessed from an on-line casino operation. Mr. Freeman proceeded to play the game of blackjack with his e-cash and lost $30. The action alleges violation of the federal Wire Act and the federal Racketeering Influenced and Corrupt
Organizations Act ("RICO"). Mr. Freeman is seeking treble damages pursuant to RICO, punitive damages and attorney's fees, in addition to compensatory damages and declaratory relief. Citibank has pending a motion to compel arbitration in the case and the plaintiff has moved to consolidate this action with others which have been filed against VISA across the country. To date neither motion has been heard by the court.

         Humboldt Bank is not a defendant in the Freeman case. However, Humboldt Bank provides merchant processing for the Merchant Provider used by Mr. Freeman, and on April 21, 1999, Citibank sent a letter to Humboldt Bank seeking indemnity for the Freeman action pursuant to VISA regulations. Humboldt Bank and Citibank have had preliminary discussions regarding this matter, but at this time Humboldt Bank has neither acknowledged nor disputed the applicability of the VISA regulation cited by Citibank. The Freeman action is in its preliminary stages and the outcome at this time cannot be determined. A similar lawsuit in a United States District Court in Wisconsin (not involving Humboldt Bank insofar as is known) was recently dismissed; however, that decision is not binding on the Freeman court. Until the Freeman action is ultimately determined, any potential action against Humboldt Bank by Citibank would be premature. In the event it is ultimately determined that Humboldt Bank is obligated to indemnify Citibank, Humboldt Bank intends to seek indemnity against both the Merchant Provider and the company which, through its independent marketing efforts, presented the Merchant Provider's application for merchant services to Humboldt Bank.

         On May 17, 2000, the case of Lawrence Bradley v. Visa International Service Association and Travelers Bank USA Corp. (Civil Action No. C 00-01777
SBA), was filed in the United States District Court, Northern District of California. This case is a purported class action brought on behalf of Mr. Bradley and others similarly situated (holders of VISA credit cards issued by Travelers Bank, hereinafter "Travelers" (although Humboldt Bank believes plaintiff means Citibank)), against Travelers and VISA International (hereinafter "Visa") to: (i) enjoin the collection of debts charged to Traveler's Visa cards for gambling at Internet casino websites, (ii) have Internet casino gambling declared unlawful, and (iii) recover all payments, including principal, interest and penalties, received by Travelers and Visa related to such debts. Mr. Bradley is alleging that Travelers and Visa were facilitating, participating in and profiting from gambling by allowing Mr. Bradley to use his Travelers Visa card to purchase "e-cash" at a website owned and operated by Cryptologic and Intersafe Global, which he accessed from seven online casino operations. Mr. Bradley proceeded to participate in certain games with his e-cash and allegedly lost in the aggregate $7,048. The action alleges violation of the federal Wire Act and the federal Racketeering Influenced and Corrupt Organizations Act ("RICO"). Mr. Bradley is seeking treble damages pursuant to RICO, punitive damages and attorney's fees, in addition to compensatory damages and declaratory relief.

         Humboldt Bank provided merchant processing for Cryptologic's and Intersafe Global's Merchant Bankcard Department, and on July 3, 2000, Citibank sent a letter to Humboldt Bank seeking indemnity for the Bradley action pursuant to Visa regulations. Humboldt Bank and Citibank have had preliminary discussions regarding this matter, but Humboldt Bank has not yet formally responded to Citibank's letter. The Bradley action is in its preliminary stages, and the outcome at this time cannot be determined. The Bradley action is very similar to the Freeman case. In the event it is ultimately determined that Humboldt Bank is obligated to indemnify Citibank, Humboldt Bank intends to seek indemnity against Cryptologic, Intersafe Global and creditcards.com, the company which, through its independent marketing efforts, presented Cryptologic's and Intersafe Global's application for merchant services to Humboldt Bank.

     On June 23, 2000, Humboldt Bank was served with two lawsuits entitled Christopher Bradford, et. al. v. Leasecomm Corporation, et. al. , Commonwealth of Massachusetts, Middlesex, ss. (Superior Court Civil No. 00-2756), and Frances
M. Okougbo, et. al. v. Leasecomm Corporation, et. al. , Commonwealth of Massachusetts, Middlesex, ss. (Superior Court Civil No. 00-2757). These are purported class action lawsuits in which plaintiffs allege that they were charged excessive fees by defendants for entering into non cancellable equipment leases and merchant agreements in connection with establishing a business in which revenues may be received through credit cards payments. In the Bradford and Okougbo lawsuits, plaintiffs are alleging, among other things, that CardService International, and creditcards.com used deceptive practices to sign plaintiffs to merchant agreements establishing merchant accounts with Humboldt Bank and were charged excessive fees. CardService International and creditcards.com are independent service and marketing organizations that market Humboldt Bank's merchant services. In the Bradford and Okougbo lawsuits, plaintiffs are also alleging that Humboldt Bank was either an agent of CardService International and creditcards.com, or CardService International and creditcards.com were agents of Humboldt Bank, and that Humboldt Bank should be jointly and severally liable for any damages. Plaintiffs in the Bradford and Okougbo lawsuits are seeking, among other things, a refund of all monies paid, including costs and interest, and attorney's fees and multiple damages. These cases are in their initial stages, and Humboldt Bank has an indemnification agreement with CardService International. Further, Humboldt is seeking indemnification from creditcards.com.

     We are also involved in other litigation, the outcome of which, we believe, will not have a material effect on our operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no submissions of matters to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Since March 29, 2000, Humboldt Bancorp's common stock has been traded on the Nasdaq National Market ("Nasdaq") under the symbol "HBEK." Previously, Humboldt Bancorp's common stock was quoted on the OTC Bulletin Board. The table below reflects the high and low closing sales prices for Humboldt Bancorp's common stock as reported by Nasdaq and prior to that time, the high and low bid prices as quoted on the OTC Bulletin Board.

     No assurances can be given, however, that these high and low prices reflected the actual market value of our common stock. The high and low prices have been adjusted to reflect the 10% stock dividend February 7, 2000. In addition, the prices indicated reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions.

         Quarter Ended                         High                Low
         -------------                         -----               ---

         2000
            Fourth quarter                    $11.13             $  9.25
            Third quarter                      12.25               10.63
            Second quarter                     13.69               11.00
            First quarter                      15.00               10.00

         1999
            Fourth quarter                    $14.90              $11.35
            Third quarter                      14.65               10.90
            Second quarter                     11.60                8.75
            First quarter                      10.80                8.75

         As of December 31, 2000 there were approximately 1,084 shareholders, not including those held in street name by several brokerage firms. As of December 31, 2000, a total of 1,094,074 shares of our common stock underlie outstanding options and warrants. The number of shares outstanding also excludes any shares that may be acquired upon the exchange of certificates of interest in a promissory note issued in connection with our acquisition of Capitol Thrift & Loan.

         Humboldt distributed a 10% stock dividend on the common stock on May 30, 1998, and February 7, 2000. In addition, effective June 30, 1999, Humboldt executed a 5-for-2 stock split. Humboldt has never declared a cash dividend on the common stock. Payment of future dividends is at the discretion of Humboldt's board of directors and subject to a number of factors, including our results of operations, general business conditions, capital requirements, general financial condition, and other factors. Further, Humboldt's ability to issue cash dividends is subject to meeting certain regulatory requirements. See "Supervision and Regulation of Humboldt."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

         Information regarding Selected Consolidated Financial Data appears on page A-1 under the caption "Financial Highlights" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information regarding Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages A-2 through A-25 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information regarding Quantitative and Qualitative Disclosures about Market Risk appears on page A-2 through A-25 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quantitative and Qualitative Disclosure About Market Risk" and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information regarding Financial Statements and Supplementary Data appears A-26 through A-64 under the caption "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Changes in Stockholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Humboldt intends to file a definitive proxy statement for the 2001 Annual Meeting of Shareholders (the "Proxy Statement") with the Securities and Exchange Commission within 120 days of December 31, 2000. Information regarding directors of Humboldt Bancorp will appear under the caption "Election of Directors" in the Proxy Statement and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and executive officers will appear under the captions "Executive Compensation" -- Section 16(a) Principal Shareholders and Share Ownership of Management and Directors in the Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         Information regarding executive compensation will appear under the captions "Compensation of Directors," "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management will appear under the caption "Principal Shareholders and Share Ownership of Management and Directors" in the Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 2000, Humboldt Bank had a $3.8 million line of credit extended to Bancorp Financial Services. The line of credit expired May 2, 2000, and was not renewed. It had borne an interest rate of the prime rate published in the Wall Street Journal plus 0.50% per annum. During each of the years ended December 31, 1999 and 1998, the maximum amount outstanding under the line of credit was $3.0 million. Further, during each of the years ended December 31, 1999 and 1998, Humboldt Bank purchased $2.0 million in leases from Bancorp Financial Services.

         Some of Humboldt's directors and executive officers and their immediate families, as well as the companies in which they may have interests, have had loans with Humboldt Bank in the ordinary course of the Bank's business. In addition, Humboldt Bank expects to have loans with these persons in the future. In management's opinion, all these loans and commitments to lend were made in the ordinary course of business, were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness and, in the opinion of management, did not involve more than a normal risk of collectability or present other unfavorable features. The outstanding balance under extensions of credit by Humboldt Bank to directors and executive officers of Humboldt and Humboldt Bank and to the companies that these directors and executive officers may have an interest was $4,631,000, $4,865,000, and $6,451,000 as of December 31, 2000, 1999, and 1998,
respectively.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)  1.  Financial Statements

     The following documents are filed as part of this report:

     Report of Independent Accountants. . . . . . . . . . . . . . . . . . . A-26
     Consolidated Balance Sheets at December 31, 1999 and 2000. . . . . . . A-27
     Consolidated Statements of Operations for the years ended
       December 31, 1998, 1999, and 2000. . . . . . . . . . . . . . . . . . A-28
     Consolidated Statements of Changes in Stockholders' Equity
       for years ended December 31, 1998, 1999, and 2000. . . . . . . . . . A-29
     Consolidated Statements of Cash Flows for the years ended
       December 31, 1998, 1999, and 2000. . . . . . . . . . . . . . . . . . A-31
     Notes to Consolidated Financial Statements . . . . . . . . . . . . . . A-33

     2.  Financial Statement Schedules

     All financial statement schedules are omitted, as the required information is not applicable.

     3.  Exhibits

     See Item 14(c) below.

(b) No reports on Form 8-K were filed by Humboldt during the quarter ended December 31, 2000.

(c)  Exhibits Required by Item 601 of Regulation S-K

     3.1  Amended and Restated Articles of Incorporation of Humboldt Bancorp (1)

     3.2  Bylaws of Humboldt Bancorp(1)

    10.1  Amended Employment Agreement with Theodore S. Mason (2)

    10.2  Director Fee Plan (3)

    10.3  Amended Humboldt Bancorp Stock Option Plan (3)

    10.4  Salary Continuation Agreement with Theodore S. Mason (3)

    10.5  Salary Continuation Agreement with Alan J. Smyth (3)

    10.6  Salary Continuation Agreement with Ronald V. Barkley (3)

    10.7  Salary Continuation Agreement with Paul A. Ziegler (4)

    10.8 Director-Shareholder's Agreement in Global Bancorp and Humboldt Bank Merger (4)

    10.9  Affiliate's Agreement with Global Bancorp (4)

    10.10 Trust Indenture in connection with certificates of interest in a promissory note for the Global Bancorp merger (4)

    10.11 Deferred Compensation Agreement with Theodore S. Mason (4)

    10.12 Deferred Compensation Agreement with Alan J. Smyth (4)

    10.13 Deferred Compensation Agreement with Ronald V. Barkley (4)

    10.14 Plan of Reorganization with Silverado Merger Co. (4)

    10.15 Global Bancorp Loan Purchase Agreement (5)

    10.16 Affiliate's Agreement signed by Tehama Bancorp affiliates in connection with the Tehama Bancorp Merger(7)

    10.17 Humboldt Bancorp Stock Option Agreement to purchase Tehama Bancorp common stock (7)

    10.18 Tehama Bancorp Stock Option Agreement to purchase Humboldt Bancorp common stock (7)

    10.19 Humboldt Bancorp Indenture - Junior subordinated debt securities (6)

    10.20 Amended and Restated Declaration of Trust for junior subordinated debt securities (6)

    21.1 Subsidiaries of Humboldt Bancorp are Humboldt Bank, a California state chartered bank, Capitol Valley Bank, a California state chartered bank, Bancorp Financial Services, a California corporation, Capitol Thrift and Loan Association, a California industrial loan association, and Humboldt Capital Trust, a Delaware business trust.

    23.1  Consent of Richardson and Company


(1) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 1996, and previously filed with the Commission.

(2) Incorporated by reference to the Company's Definitive Proxy Statement for the Company's 1996 Annual Meeting previously filed with the Commission (and, with respect to the Stock Option Plan, as amended pursuant to the terms set forth in the Definitive Proxy Statement for the Company's 1998 Annual Meeting).

(3) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1998, and previously filed with the Commission.

(4) Previously filed on November 12, 1999, with the Company's filing on Form S-4 (File No. 333-90925).

(5) Previously filed on February 7, 2000, with the Company's pre-effective amendment no. 1 to Form S-4 (File No. 333-90925).

(6) Filed on November 14, 2000, with the Company's Form 10-Q for the quarter ended September 30, 2000.

(7) Previously filed on November 14, 2000, with the Company's filing on Form S-4 (File No. 333-49866).

(8) Previously filed on January 14, 20001, with the Company's filing on pre-effective amendment no. 1 to Form S-4 (File No. 333-49866).


     (d)  Additional Financial Statements

         Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchanged Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2001.

                                         By: /s/ Theodore S. Mason
                                             -----------------------------
                                             Theodore S. Mason
                                             President & Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name                                                          Date

/s/  Theodore S. Mason                                        March 27, 2001
Theodore S. Mason, President, Chief
Executive Officer & Director
(Principal Executive Officer)

/s/  Patrick J. Rusnak                                        March 27, 2001
Patrick J. Rusnak, Executive Vice President,
Chief Financial Officer (Principal Financial
and Accounting Officer)

/s/  Ronald F. Angell                                         March 27, 2001
Ronald F. Angell, Director

/s/  Gary L. Evans                                            March 27, 2001
Gary L. Evans, Director

/s/  Garry D. Fish                                            March 27, 2001
Garry D. Fish, Director

/s/  Larry Francesconi                                        March 27, 2001
Larry Francesconi, Director

/s/  Gary C. Katz                                             March 27, 2001
Gary C. Katz, Director

/s/  John W. Koeberer                                         March 27, 2001
John W. Koeberer, Director

/s/  John McBeth                                              March 27, 2001
John McBeth, Director

/s/  Gary L. Napier                                           March 27, 2001
Gary L. Napier, Director

/s/  Tom Weborg                                               March 27, 2001
Tom Weborg, Director

/s/  John R. Winzler                                          March 27, 2001
John R. Winzler, Director

                              FINANCIAL HIGHLIGHTS

                                                     1996(1)         1997              1998               1999             2000
                                                 -----------     -----------        -----------        -----------     -----------
                                                                  (Dollars In thousands except per share data)
Income Statement Data
Interest Income                                  $    16,562     $    20,053        $    23,504        $    25,240     $    42,848
Interest Expense                                       5,549           7,024              7,742              8,345          17,878
                                                 -----------     -----------        -----------        -----------     -----------
  Net interest income                                 11,013          13,029             15,762             16,895          24,970
Provision for loan and lease losses                      533             773              2,124              1,046           1,815
                                                 -----------     -----------        -----------        -----------     -----------
Net interest income after provision for
  loan and lease losses                               10,480          12,256             13,638             15,849          23,155
Non-interest income                                    5,747           8,109             12,473             19,523          27,951
Non-interest Expense                                  11,325          15,496             19,578             28,494          40,964
                                                 -----------     -----------        -----------        -----------     -----------
Income Before Provision For Income Taxes               4,902           4,869              6,533              6,878          10,142
Provision for income Taxes                             1,926           1,611              2,517              2,271           3,287
                                                 -----------     -----------        -----------        -----------     -----------
Net Income                                       $     2,976     $     3,258        $     4,016        $     4,607     $     6,855
                                                 ===========     ===========        ===========        ===========     ===========
Balance Sheet Data
Investment securities                            $    39,933     $    80,180        $    77,802        $   115,360     $   101,275
Total net loans and leases                       $   142,824     $   157,512        $   186,038        $   225,122     $   407,937
Total assets                                     $   214,738     $   284,087        $   319,975        $   423,649     $   607,992
Total Deposits                                   $   192,576     $   255,186        $   283,967        $   378,630     $   506,808
Total shareholders' equity                       $    19,600     $    23,554        $    27,848        $    34,139     $    50,785

Per Share Data(2)
Net income
  Basic                                          $      0.64     $      0.69        $      0.82        $      0.91     $      1.19
  Diluted                                        $      0.58     $      0.61        $      0.75        $      0.83     $      1.11
Book Value                                       $      4.18     $      4.94        $      5.66        $      6.56     $      8.49
Weighted average shares outstanding
  Basic                                            4,637,539       4,755,846          4,876,404          5,048,547       5,764,080
  Diluted                                          5,135,469       5,324,632          5,378,441          5,556,821       6,186,582
  Actual                                           4,694,327       4,769,040          4,916,874          5,204,202       5,982,456

Selected Ratios(3)
Return on average assets                                1.48%           1.30%              1.32%              1.27%           1.28%
Return on average equity                               16.96%          14.50%             16.02%             15.10%          15.93%
Total loans to deposits                                74.17%          61.72%             65.51%             59.46%          80.49%
Net interest margin                                     5.98%           5.85%              5.94%              5.39%           5.28%
Efficiency ratio(4)                                    67.57%          73.31%             69.34%             78.24%          77.41%

Asset Quality Ratios
Reserve for loan and lease losses to:
  Ending total loans and leases                         1.48%           1.48%              1.62%              1.47%           1.47%
  Nonperforming assets                                   352%            128%               420%               287%            242%
Nonperforming assets to ending total assets             0.28%           0.65%              0.23%              0.28%           0.53%
Net loan and lease charge-offs
  (recoveries) to average loans and leases              0.19%           0.36%              0.82%              0.37%           0.32%
Reserve/nonperforming loans                              569%            139%               553%               320%            242%

Capital Ratios
Average stockholders' equity to average assets          8.85%           8.48%              8.35%              8.42%           8.01%

Tier 1 capital ratio(5)                                11.35%          10.79%             10.41%             10.90%          10.50%
Total risk-based capital ratio(6)                      12.60%          12.02%             11.66%             12.07%          11.74%
Leverage ratio(7)                                       8.53%           7.38%              7.23%              7.50%           8.70%

Other
Average assets                                   $   201,780     $   251,095        $   304,515        $   362,427     $   537,600
Average earning assets                           $   183,930     $   222,555        $   265,355        $   314,038     $   472,779
Number of branch offices(8)                                8               9                  8                 11              20
Number of full-time equiv. employees                     175             209                250                318             400

(1) Represents financial data for Humboldt Bank. Humboldt Bancorp completed its reorganization as a holding company on January 2, 1996.

(2) Per share data reflects retroactive restatement for 10% stock dividends in 1996, 1997, and 1998, and 2000, and a five-for-two stock split in 1999.

(3)  Annualized, when appropriate.

(4) Efficiency ratio is non-interest expense divided by the sum of net interest income plus non-interest income.

(5)  Tier 1 capital divided by risk-weighted assets.

(6)  Total capital divided by risk-weighted assets.

(7)  Tier 1 capital divided by average assets.

(8)  Including head office.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The following discussion and analysis is intended to provide greater details of the results of operations and financial condition of Humboldt. The following discussion should be read in conjunction with the information under "Selected Financial Information" and Humboldt consolidated financial data included elsewhere in this document. Certain statements under this caption constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks (described in the section entitled "Factors that may affect future results of operations" contained in our Form 10-K accompanying this report) and uncertainties. Humboldt actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which Humboldt conducts its operations, fluctuation in interest rates, credit quality and government regulation and other factors discussed in the Annual Report on Form 10-K for the year ended December 31, 2000, under "Item 1. Business--Factors That May Affect Future Results of Operations."

Overview

         Humboldt Bancorp ("Humboldt" on a consolidated basis) is a bank holding company with three principal bank subsidiaries collectively (the "Banks"):
Humboldt Bank, Capitol Valley Bank, and Capitol Thrift & Loan. Humboldt Bank and Capitol Valley Bank are state chartered commercial banks which conduct general commercial banking business, such as gathering deposits from the general public and applying those funds to the origination of loans for commercial, consumer and residential purposes. Capitol Thrift & Loan is a California industrial bank and primarily derives its revenue from the making of loans.

         Humboldt also owns 50% of Bancorp Financial Services, Inc., located in Sacramento, California. The other 50% of Bancorp Financial Services is owned by Tehama Bancorp. Bancorp Financial Services makes consumer automobile loans and commercial equipment leases of generally less than $100,000 to small businesses. Bancorp Financial Services markets its automobile products principally in California but its equipment lease products nationally.

         Humboldt Capital Trust, a Delaware business trust formed for the exclusive purpose of issuing trust preferred securities, is also a subsidiary of Humboldt.

         Humboldt provides a wide range of commercial banking services to small- and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals. Humboldt has 20 branches located in Arcata, Covina, Eureka (2), Fortuna, Fresno, Garberville, Lancaster, Lodi, Loleta, McKinleyville, Napa, Riverside, Roseville (2), Sacramento, San Diego, Ukiah, Weaverville, and Willow Creek.

         At December 31, 2000, Humboldt had total assets of $608.0 million, total loans of $407.9 million and total deposits of $506.8 million.

         Humboldt completed two mergers during the three-year period ended December 31, 2000, as described in Note V of Notes to Consolidated Financial Statements. The mergers were accounted for using the purchase accounting method and accordingly the results of operations have been included in the consolidated financial statements since the date of acquisition.

         On August 27, 1999, Humboldt's principal bank subsidiary Humboldt Bank completed the acquisition of two branches of CalFed located in Eureka and Ukiah. This transaction was accounted for using the purchase method of accounting and accordingly the results of operations have been included in the consolidated financial statements since the date of acquisition.

         All outstanding and weighted average share amounts presented in this report have been restated to reflect the 10% stock dividends in 1996, 1997, 1998, and 2000, and a five for two stock split in 1999.

Recent Developments - Trust Preferred Securities, Merger with Tehama Bancorp, and Bancorp Financial Services

         On February 22, 2001, Humboldt Bancorp completed an offering of Trust Preferred Securities in an aggregate amount of $5.2 million, 10.20%, due 2031 to enhance its regulatory capital base, while also providing added liquidity.

         On March 9, 2001, Humboldt Bancorp completed its merger with Tehama Bancorp, of Red Bluff, California for 3,392,944 shares of common stock in a transaction that will be accounted for as a pooling of interests. As of December 31, 2000, Tehama Bancorp had approximately $244.3 million of total assets, $206.0 million of total liabilities and $22.3 million of total equity. The assets included approximately $38.7 million of investment securities and $167.6 million of loans, net of allowance for loan losses. Total liabilities included approximately $206.0 million of deposits, of which $49.7 million were non-interest bearing demand deposits. Tehama Bancorp's principal subsidiary Tehama Bank, operates six branches located in four Northern California counties.

        Bancorp Financial Services is engaged in the business of acquiring, selling, and servicing primarily commercial lease contracts and automobile loans. Generally, Bancorp Financial Services finances the acquisition of the commercial lease contracts and automobile loans through warehouse lines of credit with commercial banks. Eligible leases acquired by Bancorp Financial Services are then sold to a third party commercial paper conduit facility. Bancorp Financial Services then aggregates pools of eligible leases as security for term-leased backed notes issued to institutional investors in various classes of priority. Proceeds from the issuance of the term-leased backed notes are used to pay down Bancorp Financial Services' warehouse lines and to clear the commercial paper conduit facility. As additional security to the purchasers of the term-leased backed notes, Bancorp Financial Services acquires an interest in a subordinated class of the term-leased backed notes.

        Since the latter part of the year ended December 31, 2000, Bancorp Financial Services has experienced substantial delays in issuing term-leased backed notes due to the changing economic environment and deterioration of the leased backed securities market. As a result, during the fourth quarter of the year ended December 31, 2000, and first quarter of 2001, Bancorp Financial Services experienced a cash shortage to finance its operations and to acquire additional leases. Bancorp Financial Services was unable to sell it leases to replenish its warehouse lines and clear its commercial paper conduit facility due to Bancorp Financial Services' inability to issue term-leased backed notes at reasonable terms. In December 2000 Humboldt made a loan guarantee of $7.0 million to Bancorp Financial Services' primary commercial bank lender which was release on December 28, 2000. In January 2001, Humboldt Bancorp purchased $4 million in subordinated debentures from Bancorp Financial Services. In addition, although during the first quarter of 2001 Bancorp Financial Services was able to issue term-leased backed notes, Humboldt Bancorp advanced Bancorp Financial Services additional funds in the amount of approximately $3 million for its operations. Concurrently, Humboldt Bancorp exchanged its advancement for Bancorp Financial Services' $3 million interest in a subordinated class of the term-leased backed notes issued in February 2001.

        Further, in general, due to the decline in the economy, there has been an increase in the number of delinquencies on leases serviced by Bancorp Financial Services. Due to business reasons, Bancorp Financial Services repurchased certain non-performing leases that served as security to the term-leased backed notes. Because of these repurchases, during the first quarter of 2001, Bancorp Financial Services has a substantial number of non-performing leases.

        As of March 30, 2001, Bancorp Financial Services' relationship with its commercial paper conduit facility has terminated, and due to the poor condition of the leased-back security market, it is unlikely that Bancorp Financial Services will be able to quickly engage a new commercial paper conduit facility. As a result, Bancorp Financial Services has been limited in acquiring new leases and its operations have been limited primarily to servicing its current lease portfolio. It is expected that Bancorp Financial Services will continue to incur losses through at least the second quarter of year 2001.

        In December 2000, the boards of directors of Humboldt Bancorp and Tehama Bancorp decided to sell their interests in Bancorp Financial Services and in January 2001, Bancorp Financial Services engaged an investment banker to assist in its sale. For the year ended December 31, 2000, Humboldt Bancorp incurred a loss of approximately $117,000 attributed to its 50% interest in Bancorp Financial Services. As of March 31, 2001, Humboldt Bancorp's investment, including Tehama Bancorp's investment, in Bancorp Financial Services was approximately $7.0 million.

Results of Operations

         For the year ended December 31, 2000, net income was $6.9 million, an increase of 50.0% over net income of $4.6 million earned during the same period in 1999. Diluted earnings per share were $1.11 and $0.83 for the years ended December 31, 2000, and 1999, respectively. The return on average assets for the years ended December 31, 2000, and 1999, was 1.28% and 1.27% respectively. The return on average equity for the years ended December 31, 2000, and 1999, was 15.93% and 15.10%, respectively.

         The 50.0% increase in earnings during 2000 as compared to 1999 was the result of significant growth in loans, primarily through the acquisition of Capitol Thrift & Loan, and growth in the merchant bankcard service revenues. For 2000, net interest income increased 50.3% as compared to 1999. This increase was primarily due to a 47.8% increase in average interest-earning assets offset by a 68.2% increase in average interest-bearing liabilities for 2000 as compared to 1999. The increase in loans and merchant bankcard services contributed to a 43.6% increase in non-interest income. Increases in operating expenses were required to service and support Humboldt growth. As a result, increases in revenue were offset for 2000 by a 43.9% increase in recurring operating expenses, as compared to 1999.

         For the year ended December 31, 1999, net income was $4.6 million, an increase of 15.0% over net income of $4.0 million earned during the same period in 1998. Diluted earnings per share were $0.83 and $0.75 for the years ended December 31, 1999, and 1998, respectively. The return on average assets for the years ended December 31, 1999, and 1998, was 1.27% and 1.32% respectively. The return on average equity for the years ended December 31, 1999, and 1998, was 15.10% and 16.02%, respectively.

         The increase in earnings for the year ended December 31, 1999, versus the prior period in 1998 can be attributed to growth in average earning assets, 18.2%, non-interest income, 56.5%, offset by increases in average interest-bearing liabilities, 15.2%, and recurring operating expenses, 45.5%.

Net Interest Income

         Net interest income increased 47.9% to $25.0 million in 2000 from $16.9 million in 1999. This increase was due to the 159.3 million, or 50.8%, increase in average interest-earning assets, primarily due to the acquisition of Capitol Thrift. Net interest income increased 7.0% in 1999 from $15.8 million in 1998. This increase was primarily due to the $48.2 million, or 18.1%, increase in average interest-earning assets, which was partially offset by the 81 basis point decrease in Humboldt net yield on interest-earning assets.

         The following table presents, for the years indicated, condensed average balance sheet information for Humboldt, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities.

                                    YEAR ENDED DECEMBER 31, 1998    YEAR ENDED DECEMBER 31, 1999      YEAR ENDED DECEMBER 31, 2000
                                  -----------------------------  --------------------------------   -------------------------------
                                             Interest   Average              Interest     Average              Interest     Average
                                   Average   Income or  Yields    Average    Income or    Yields     Average   Income or    Yields
                                   Balance    Expense   or Rate   Balance     Expense     or Rate    Balance    Expense     or Rate
                                  -----------------------------  --------------------------------   -------------------------------
                                                                      (Dollars in thousands)
Interest-earning assets:
  Loans and leases:               $ 175,173   $ 18,762   10.71%  $ 200,986   $ 19,186       9.55%   $ 342,351  $ 34,299      10.02%
  Investment securities:
    Taxable securities               63,494      3,317    5.22%     67,950      3,773       5.55%      84,243     5,844       6.94%
    Nontaxable securities(1)         13,682        739    5.40%     16,292        875       5.37%      19,939       987       4.95%
Interest-earning balances
  due from banks                      3,502        174    4.97%      2,089         90       4.31%         738        49       6.64%
    Federal funds sold:               9,504        512    5.39%     26,202      1,316       5.02%      25,508     1,669       6.54%
                                  -----------------------------  --------------------------------   -------------------------------
    Total interest-earning
      assets:(2)                  $ 265,355   $ 23,504    8.86%  $ 313,519   $ 25,240       8.05%   $ 472,779  $ 42,848       9.06%
  Cash and due from banks            20,157                         26,168                             29,976
  Premises and equipment, net         7,120                          8,745                             11,150
  Loan loss allowance                (2,626)                        (3,191)                            (5,342)
  Other assets                       14,509                         17,186                             29,037
                                  ---------                      ---------                          ---------
    Total assets                  $ 304,515                      $ 362,427                          $ 537,600
                                  =========                      =========                          =========
Interest-bearing liabilities:
  Interest-bearing checking
    $ savings accounts            $  72,594   $  1,439    1.98%  $  79,955   $ 1,423        1.78%   $ 107,148  $  2,224       2.08%
  Time deposit and Ira
    accounts                        114,633      6,126    5.34%    134,608     6,601        4.90%     245,412    14,472       5.90%
  Borrowed funds                      3,003        177    5.89%      4,487       321        7.15%      15,971     1,182       7.40%
                                  -----------------------------  --------------------------------   -------------------------------
  Total interest-bearing
    liabilities:                  $ 190,230   $  7,742    4.07%  $ 219,050   $ 8,345        3.81%   $ 368,531  $ 17,878       4.85%
  Noninterest-bearing
    deposits                         83,965                        106,829                            120,785
  Other liabilities                   4,883                          6,030                              5,244
                                  ---------                      ---------                          ---------
     Total liabilities              279,078                        331,909                            494,560
  Shareholders' equity               25,437                         30,518                             43,040
                                  ---------                      ---------                          ---------
     Total liabilities &
       shareholders' equity       $ 304,515                      $ 362,427                          $ 537,600
                                  =========                      =========                          =========
  Net interest income                         $ 15,762                       $ 16,895                          $ 24,970
                                              --------                       --------                          --------
Net Interest Spread                                       4.79%                             4.24%                             4.21%
                                                          ====                              ====                              ====
Average yield on average
  earning assets(1)                                       8.86%                             8.05%                             9.06%
                                                          ====                              ====                              ====
Interest expense to average
  earning assets                                          2.92%                             2.66%                             3.78%
                                                          ====                              ====                              ====
Net interest margin (3)                                   5.94%                             5.39%                             5.28%
                                                          ====                              ====                              ====

- --------------

(1) Tax-exempt income has not been adjusted to its tax-equivalent basis. Net interest margin on a fully taxable basis, for 1998, 1999, and 2000. 6.13%, 5.57%, and 5.53, respectively.

(2)  Nonaccrual loans are included in the average balance.

(3) Net interest margin is computed by dividing net interest income by total average earning assets.

         The most significant impact on Humboldt net interest income between periods is derived from the interaction of changes in the volume of and rate earned or paid on interest-earning assets and interest-bearing liabilities. The volume of interest-earning asset dollars in loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in the net interest income between periods. The table below sets forth, for the years indicated, a summary of the changes in net interest income due to changes in average asset and liability balances (volume) and changes in average interest rates (rate). Changes in interest income and expense which are not attributable specifically to either volume or rate are allocated proportionately between both variances.


                                                     1999 compared to 1998                          2000 compared to 1999
                                                     Increase / (Decrease)                          Increase / (Decrease)
                                                in interest income and expense                  in interest income and expense
                                                       due to changes in                              due to changes in
                                        -------------------------------------------------------------------------------------------
                                           Volume          Rate            Total           Volume          Rate           Total
                                        -------------------------------------------------------------------------------------------
                                                                            (Dollars in thousands)
Interest Income Attributable To:
  Loans and Leases                         $ 2,465        $ (2,041)          $ 424        $ 14,165          $ 948        $ 15,113
  Investment securities                        387             205           $ 592           1,308            875        $  2,183
  Balance due from banks                       (61)            (23)          $ (84)            (90)            49        $    (41)
  Federal funds sold                           838             (34)          $ 804             (45)           398        $    353
                                        ------------------------------------------------------------------------------------------
    Total increase(decrease)                 3,629          (1,893)          1,736          15,338          2,270          17,608
                                        ------------------------------------------------------------------------------------------
Interest Expense Attributable To:
  Interest-bearing checking &
    savings accts                              121            (136)          $ (16)            566            235        $    801
  Time Deposits & Ira accounts               1,004            (530)          $ 475           6,537          1,334        $  7,871
  Borrowed Funds                               106              38           $ 144             850             11        $    861
                                        ------------------------------------------------------------------------------------------
    Total increase(decrease)                 1,231            (628)            603           7,953          1,580           9,533
                                        ------------------------------------------------------------------------------------------
Total Change in Net Interest               $ 2,398        $ (1,265)        $ 1,133         $ 7,385          $ 690        $  8,075
                                        ==========================================================================================

     Interest income in 2000 increased 69.8% to $42.8 million from $25.2 million in 1999. This was primarily due to the significant increase in loans, Humboldt highest yielding interest-earning asset, and investment securities. Loan volume increases were primarily the result of the acquisition of Capitol Thrift & Loan. The increase was enhanced by an increase in the yield earned on average interest-earning assets. Average interest-earning assets increased $159.3 million, or 50.8%, to $472.8 million in 2000, compared to $313.5 million in 1999. Average loans increased $141.4 million, or 70.4%, to $342.4 million in 2000 from $201.0 million in 1999. Average investment securities, Federal funds sold, increased 15.9% to $130.4 million in 2000 from $112.5 million in 1999.

         The average yield on interest-earning assets increased 101 basis points to 9.06% in 2000 from 8.05% in 1999 primarily due to an increase in the prime lending rate. The prime lending rate peaked at 9.50% in 2000 vs. 8.50% in 1999. Loans represented approximately 72.4% of total interest-earning assets in 2000 compared to 64.1% in 1999. The average yield on loans increased 47 basis points to 10.02% in 2000 from 9.55% in 1999.

         Interest expense in 2000 increased 115.7% to $17.9 million from $8.3 million in 1999. This increase was due to greater volumes of interest-bearing liabilities, primarily due to the acquisitions of Capitol Thrift & Loan, the two CalFed branches, and the formation of Capitol Valley Bank. Average interest-bearing liabilities increased 68.2% to $368.5 million in 2000 from $219.1 million in 1999. Interest rates increased primarily as a result of increases in market interest rates and competitive pricing pressures.

         During 2000, average noninterest-bearing deposits increased 13.1% to $120.8 million from $106.8 million in 1999.

         As a result of the foregoing, Humboldt's interest rate spread decreased to 4.21% in 2000 from 4.24% in 1999, and the net interest margin decreased in 2000 to 5.28% from 5.39% in 1999.

         Interest income increased 7.2% to $25.2 million in 1999 from $23.5 million in 1998, as a result of the increase in average interest-earning assets offset by a decline in the yields earned. Average interest-earning assets increased 18.1% to $313.5 million in 1999 from $265.4 million in 1998 primarily as a result in the increase in loans and fed funds sold, 25.8 million, and 16.7 million, respectively. The yield on average interest-earning assets declined 81 basis points to 8.05% in 1999 from 8.86% in 1998, primarily as a result of increased competition for loans.

         Interest  expense  in 1999  increased  7.8% to $8.3  million  from $7.7 million in 1998 primarily as a result of the increase in the volume of interest-bearing liabilities offset in part by a decline in the rates paid on interest-bearing liabilities. Corresponding to the growth in average interest-earning assets, average interest-bearing liabilities increased 15.2% to $219.1 million in 1999 from $190.2 million in 1998.

         As a result of the foregoing, Humboldt's interest rate spread declined to 4.24% in 1999 from 4.79% in 1998 and the net interest margin declined to 5.39% in 1999 from 5.94% in 1998.

         The 50 basis point decrease in the target Fed Funds rate by the Federal Reserve announced January 3, 2001, and the additional 50 basis point decrease announced January 31, 2001, will likely result in a drop in Humboldt's interest rate spread. With any further declines in interest rates, our ability to proportionately decrease the rates on our deposit sources, may not be possible due to competitive pressures. This may result in a larger decrease in our interest rate spread.

Provision for Loan Losses

         The provision for loan losses represents the current period credit cost associated with maintaining an appropriate allowance for credit losses. The loan loss provision for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in Humboldt market area. Periodic fluctuations in the provision for loan losses result from management's assessment of the adequacy of the allowance for loan losses; however, actual loan losses may vary from current estimates.

         Refer to the section "Financial Condition--Allowance for Loan Losses" for a description of the systematic methodology employed by Humboldt in determining an adequate allowance for loan losses.

         The provision for loan losses in 2000 was $1.8 million, or .53% of average loans compared to $1.0 million, or .50% in 1999 and $2.1 million, or 1.20% in 1998. Management believes that the allowance for loan losses of is adequate at December 31, 2000.

         For further  information on nonperforming  and classified loans and the
allowance  for  loan  losses,   see  "Financial   Condition--Nonperforming   and
Classified Assets."

Other Income

         Total other income increased to $28.0 million in 2000, compared to $19.5 million in 1999 and $12.5 million in 1998. The following table sets forth information by category of other income for the years indicated.

                                                                   Years Ended December 31,
                                                            -------------------------------------
                                                                   1998         1999        2000
                                                            -------------------------------------
                                                                   (Dollars in thousands)
Fees and Other Income:
  Merchant Credit Card Processing fees                         $  6,177     $ 13,178    $ 21,271
  Lease Finance Department (residuals and rentals)                1,575        1,250         927
  Issuing Bankcard (Credit Card) services                         1,019          519         259
  Fees for customer services                                        346          415         449
  Earnings on life insurance                                        106          161         433
  Loan and lease servicing fees                                      87          293         432
  Other                                                             421          836         676
                                                            -------------------------------------
    Total Fees and Other Income                                   9,731       16,652      24,447
Service charges on Deposit Accounts                               2,097        2,411       3,134
Net Gain (Loss) on Sale of Loans                                    645          695         487
Net Investment Securities Gains (Losses)                              -         (235)       (117)
                                                            -------------------------------------
  Total Non-Interest Income                                    $ 12,473     $ 19,523    $ 27,951
                                                            =====================================

         The increase in other income in 2000 as compared to 1999 was the result of a $8.1 million increase in merchant bankcard fees, a $723,000 increase in service charges, a $518,000 gain on sale of assets, offset by a decrease of $337,000 in Bancorp Financial Services.

         The increase in other income in 1999 as compared to 1998 was the result of a $7.0 million increase in merchant credit card fees, and a $314,000 increase in service charges.


         During  the  past  four  fiscal  years,  Humboldt's  Merchant  Bankcard
Division has increased in importance. Humboldt Bank offers merchant bankcard services to a variety of merchants located throughout the United States, including first time merchants and small to medium-sized merchants in the retail, telephone, mail order and Internet commerce industries. In general, merchant bankcard services involve collecting funds for, and crediting the accounts of, merchants for sales of merchandise and services to credit card customers. For its services, Humboldt Bank receives a service fee and other processing fees. Also, at December 31, 2000, 1999, and 1998, Humboldt Bank held merchant reserves (primarily in non-interest bearing accounts) of $50.4 million, $54.2 million, and $47.0 million, respectively. See "Business - Merchant Bankcard."

         Merchant bankcard revenue increased in 2000 to $21.3 million as compared to $13.2 million in 1999 and $6.2 million in 1998. The primary reason for the increase in 2000 is an increase in the number of merchants obtained directly from Humboldt's proprietary marketing efforts.

         In December 2000, Humboldt renegotiated the terms of a processing contract with an ISO. In summary, as a result of the renegotiation, the ISO bought down its processing rate in consideration for a note receivable to Humboldt of $3,750,000. The term of the renegotiated contract is for 11 months and requires Humboldt to continue to process merchant card transaction volume from this ISO's customers. Humboldt expects to build its overall merchant card processing business in an effort to offset any potential decline in future revenues.

Operating Expenses

         Total operating expenses increased to $41.0 million in 2000, compared to $28.5 million in 1999 and $19.6 million in 1998. The following table sets forth the major components of operating expenses for the years indicated.


                                                                    Years Ended December 31,
                                                         ------------------------------------------------
                                                              1998            1999            2000
                                                         ------------------------------------------------
                                                                     (Dollars in thousands)
Salaries and employee benefits                               $ 9,151         $ 11,866        $ 16,551
Net occupancy and equipment expense                            2,711            3,023           3,829
Merchant credit card progam(1)                                 2,665            7,460          13,379
Professional Expenses                                          1,122            1,446           1,694
Issuing Bankcard expenses(1)                                     346              240             122
Stationery, supplies & postage                                   884              955             982
Intangible expense                                               372              459             684
FDIC and other insurance                                         186              217             366
Advertising expenses                                             247              412             374
Business development                                             249              414             488
Telephone and travel                                             598              870           1,067
Data processing/ATM expense                                      324              299             304
Other expenses                                                   723              833           1,124
                                                         ---------------------------------------------
Total expenses                                              $ 19,578         $ 28,494        $ 40,964
                                                         =============================================

Efficiency ratio                                              69.34%           78.24%          77.41%
Total operating expenses to average assets                     6.43%            7.86%           7.62%


(1) Merchant Bankcard expenses include merchant and proprietary related expenses only. Issuing Bankcard (Credit Card) expenses include proprietary related expenses only. Salary and employee benefits are included in salary and employee benefits above.

         The increase in operating expenses in 2000 and 1999 are primarily due to merchant credit card operations. Merchant operations increased in 2000 and 1999, $5.9 million and $4.8 million, respectively.

         The ratio of operating expenses to average assets was 7.62% in 2000, 7.86% in 1999, and 6.43% in 1998.

         The efficiency ratio is computed by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same (or greater) volume of income while a decrease would indicate a more efficient allocation of resources. Humboldt efficiency ratio for 2000 was 77.41%, compared to 78.24% in 1999 and 69.34% in 1998.

         Compensation and benefits expenses increased in 2000 to $16.6 million, compared to $11.9 million in 1999 and $9.2 million in 1998. The increase in compensation and benefits is due primarily to the acquisition of Capitol Thrift & Loan in 2000, and the formation of Capitol Valley Bank in 1999. The remaining increase is due to additions in personnel made in 2000 and 1999 to accommodate the growth.

         The increase in occupancy and equipment, legal and other professional fees, Federal Deposit Insurance Corporation ("FDIC") insurance and regulatory assessments and other operating expenses was related to the acquisition of Capitol Thrift & Loan in 2000, and the formation of Capitol Valley Bank in 1999. The remaining increase was to accommodate growth.

         Full time equivalent employees numbered 400, 318, and 250 on December 31, 2000, 1999 and 1998, respectively.

Income Taxes

         Humboldt effective income tax rate as a percentage of pre-tax income for 2000 was 32.4%, compared to 33.0% in 1999 and 38.5% in 1998. The effective tax rates were below the expected statutory federal rate of 34.0% and the state franchise tax rate of 7.1% (net of the federal benefit), principally, because of exemptions for Enterprise Zone loans for state tax purposes, exemptions for municipal obligations for federal purposes, low income housing tax credits, bank owned life insurance and other permanent differences.

Business Segments

         Through December 31, 2000, Humboldt operated in three principal industry segments: retail banking, thrift & loan, and merchant bankcard department. Humboldt core retail banking segment include commercial, commercial real estate, construction, and permanent residential lending along with all depository activities. Humboldt's thrift & loan segment include commercial, commercial real estate, and permanent residential lending along with time, savings, and money market deposit account(MMDA) deposit activities. Humboldt's merchant bankcard department segment provides services for 69,342 merchants throughout the United States.

                                                                   Retail       Thrift and         Merchant
 (Dollars in thousands)                                            Banking       Loan (a)        Bancard Dept.      Total
                                                                  --------------------------------------------------------
December 31, 1998:

Revenue from external customers                                   $   3,524                         $  8,304     $  11,828
Interest income                                                      22,339                            1,165        23,504
Interest expense                                                      7,593                              149         7,742
Depreciation and amortization                                         2,886                              217         3,103
Segment profit, before taxes                                          4,444                            2,089         6,533
Other significant non-cash items:
  Additions to reserves for potential losses                          1,240                            1,183         2,423
Segment assets                                                      262,301                         $ 57,674       319,975
Investment in equity method investees                             $   2,281                                      $   2,281

December 31, 1999:

Revenue from external customers                                   $   4,071                         $ 14,992     $  19,063
Interest income                                                      24,612                              628        25,240
Interest expense                                                      8,163                              182         8,345
Depreciation and amortization                                         2,987                              273         3,260
Segment profit, before taxes                                          2,691                            4,187         6,878
Other significant non-cash items:
  Additions to reserves for potential losses                            804                              832         1,636
Segment assets                                                      418,805                         $ 60,983       423,649
Investment in equity method investees                             $   4,063                                      $   4,063

December 31, 2000:

Revenue from external customers                                   $   3,202      $     267          $ 23,184     $  26,653
Interest income                                                      33,719          8,682               447        42,848
Interest expense                                                     12,727          4,777               374        17,878
Depreciation and amortization                                         2,317            (92)              169         2,394
Segment profit, before taxes                                          3,253          1,707             5,182        10,142
Other significant non-cash items:
  Additions to reserves for potential losses                          1,654              4             1,004         2,662
Segment assets                                                      418,805      $ 128,204          $ 60,983     $ 607,992
Investment in equity method investees                             $   5,100                                      $   5,100


(a) No information is provided for Capitol Thrift & Loan for 1999 and 1998 as it was acquired in March, 2000.

Retail Banking

         The Retail Banking segment revenues increased in 2000 as a result of an improvement in the net interest margin and growth in earning assets. In 1999 segment revenue increased as a result of an increase in earning assets, offset by a drop in net interest margin. Net interest income increased by $4.6 million or 28.1% at December 31, 2000, and by $1.7 million or 11.6% at December 31, 1999.

Thrift & Loan

         The Thrift & Loan segment revenues in 2000 were $8.7 million, with Segment profit, before taxes of $1.7 million. Assets and deposits at December 31, 2000, were $128.2 million, $108.6 million, respectively. This segment was acquired in April 2000.

Merchant Bankcard Department

         The Merchant Bankcard segment provides Visa and Mastercard credit card processing and settlement services for roughly 69,342 merchants located throughout the United States. Annual processing volume is in excess of $3.0 billion. Humboldt's merchant bankcard customer base is made up of merchants located in its primary market area and merchants who have been acquired by Humboldt through out the use of independent sales organizations, or ISO's.

         The Merchant Bankcard and ATM segments has experienced three successive years of revenue and earning growth due to Humboldt's focus on marketing its Proprietary merchant services which has a higher profit margin than ISO merchant services. Segment profits before taxes for December 31, 2000, 1999, and 1998, were $5.2 million, $4.2 million and $2.1 million, respectively.

         Humboldt bears certain risks associated with its merchant bankcard and ATM funding business. Due to a contractual obligation between Humboldt and VISA and Mastercard, Humboldt stands in the place of the merchant in the event that a merchant is unable to pay charge-backs from cardholders. As a result of this obligation, Humboldt may incur losses associated with its merchant credit card processing business. Accordingly, Humboldt has established a reserve to provide for losses associated with charge-back losses. Such reserve, which totaled $2.3 million as of December 31, 2000, was estimated based upon industry loss data and management's assumptions regarding merchant risk borne by Humboldt. Factors that may effect Humboldt's merchant risk include the amount of merchant risk borne by an ISO through its marketing agreement with Humboldt.

         The Merchant Bankcard Department's reserves are separately accounted for as a liability of Humboldt Bank on its financial statement since there are no loans associated with such reserves.

Financial Condition

         Total assets increased 43.5% to $608.0 million at December 31, 2000, compared to $423.6 million at December 31, 1999. Total assets increased 32.4% in 1999 from $320.0 million at December 31, 1998. The increase in 2000 was primarily due to the acquisition of Capitol Thrift & Loan. The increase in 1999 was primarily attributed to the acquisition of the two CalFed branches and the formation of Capitol Valley Bank.

Investments

         Humboldt invests excess funds in a variety of instruments in order to meet liquidity and profitability goals. A portion of available funds is invested in liquid investments including overnight federal funds. The balance is invested in investment securities including U.S. Treasury and Agency securities such as collateralized mortgage obligations ("CMOs"), tax-exempt municipal bonds, corporate bonds, and Federal Home Loan Bank and Federal National Mortgage Corporation stock.

         At December 31, 2000, the fair value of Humboldt's investment securities totaled $101.3 million, a decrease of $14.1 million, or 12.2%, compared with December 31, 1999. The decrease in investments was primarily used to fund loan growth. The following table provides the book value, approximate market value, and maturities of the investment portfolio.


                                              December 31, 1998            December 31, 1999             December 31, 2000
                                        ---------------------------   -------------------------     ----------------------------
                                                   Approxi-                     Approxi-                        Approxi-
                                                     mate                         mate                            mate
                                        Amortized   Market      %     Amortized  Market     %       Amortized    Market      %
                                          Cost      Value     Yield     Cost     Value    Yield       Cost       Value     Yield
                                        ---------------------------   -------------------------     ----------------------------
                                                                       (Dollars in thousands)

U.S. Treasury and agencies
  Three months or less                  $   999    $ 1,000    6.04%    $1,000   $1,000    4.82%           -            -      -
  Three to twelve months                  2,001      2,013    6.20          -        -       -      $ 1,512      $ 1,512   5.51%
  One to three years                          -          -       -      2,551    2,537    5.70        1,000        1,009   6.25

CMO issued by U.S. agencies
  Three months or less                    1,398      1,348    9.08        697      697    7.85          342          341   7.49
  Three to twelve months                 11,384     11,384    4.16     11,374   11,396    7.36       11,130       11,127   6.53
  One to three years                     35,821     35,780    4.80     56,381   56,079    6.09       33,660       33,945   6.87
  Three to five years                     6,019      6,019    4.21     12,130   12,070    5.22        9,934       10,147   7.04
  Five to fifteen years                   2,060      2,083    4.60      6,733    6,655    7.25        4,657        4,707   8.01

Obligations of political subdivisions
  Three months or less                      280        286    7.50          -        -       -            -            -      -
  Three to twelve months                      -          -       -          -        -       -          102          103   8.67
  One to three years                        235        243    7.75        485      496    9.11          527          540   9.19
  Three to five years                     1,238      1,281    8.20      1,328    1,341    9.01        1,479        1,546   8.92
  Five to fifteen years                   8,324      8,920    7.75     11,982   11,950    7.47       16,123       16,954   7.83
  Over fifteen years                      6,150      6,380    7.06      5,820    5,714    7.29        3,327        3,530   7.99

Corporate debt & other securities
  Three months or less                    1,062      1,065    6.22     1,000    1,000     4.82            -            -      -
  Three to twelve months                      -          -       -       625      625     5.96            -            -      -
  One to three years                          -          -       -         -        -        -        5,552        5,693   7.77
  Three to five years                         -          -       -         -        -        -        4,116        4,167   9.02
  Five to fifteen years                       -          -       -     3,855    3,800     7.41        3,876        3,981   7.49
  Equity securities                           -          -       -         -        -        -        1,973        1,973   6.83
                                        ---------------------------   -------------------------     ----------------------------
    Total securities                    $76,971    $77,802    5.38% $115,961 $115,360     6.47%     $99,310     $101,275   7.66%
                                        =========================== ===========================     ============================

* Weighted average yield are stated on a federal tax-equivalent basis of 34%, and have been annualized, were appropriate

Loans

         Total gross loans increased 81.5% to $416.5 million at December 31, 2000, compared to $229.5 million at December 31, 1999. Total gross loans increased 20.9% in 1999 from $189.8 million at year-end 1998. The increases in loan volumes in 2000 and 1999 was primarily due to the acquisition of Capitol Thrift & Loan and the formation of Capitol Valley Bank.

         Humboldt's loan portfolio consists primarily of commercial and residential real estate lending, with the balance in commercial (non-real estate), lease, and consumer loans. While no specific industry concentration is considered significant, Humboldt's lending operations are dependent on the local economy. Accordingly, a downturn in sectors of the economy could adversely impact Humboldt borrowers. This could, in turn, reduce the demand for loans and adversely impact the borrowers' abilities to repay their loans, while also decreasing Humboldt net interest margin.

     The following table presents the composition of Humboldt loan portfolio at the dates indicated.


(Dollars in thousands)                                               As of December 31,
                            -------------------------------------------------------------------------------------------------------
                                  1996                1997                  1998                 1999                 2000
                            -----------------   ------------------   ------------------   -------------------   -------------------
Type of Loan                Amount Percentage   Amount  Percentage   Amount  Percentage   Amount   Percentage   Amount   Percentage
- ------------                ------ ----------   ------  ----------   ------------------   -------------------   ------   ----------
Real estate
  secured loans:
   Construction           $ 21,205   14.85%   $ 20,165    12.80%   $ 20,667    11.11%   $ 22,118       9.82%   $ 33,580      8.23%
   Residential              31,519   22.07%     27,253    17.30%     35,226    18.93%     45,185      20.07%     77,416     18.98%
   Commercial &
    agricultural            61,030   42.73%     65,772    41.76%     80,197    43.11%     99,053      44.00%    240,200     58.88%
                          --------  ------    --------  -------   ---------   ------    --------     ------    --------    ------
     Total real
       estate loans        113,754   79.65%    113,190    71.86%    136,090    73.15%    166,356      73.90%    351,196     86.09%

Commercial                  20,559   14.39%     28,091    17.83%     33,981    18.27%     39,295      17.45%     44,149     10.82%

Lease financing              3,168    2.22%      8,732     5.54%      9,867     5.30%     17,202       7.64%     13,598      3.33%
Credit card and
  related accounts           2,021    1.42%      7,062     4.48%      5,672     3.05%      3,456       1.54%      2,889      0.71%
Consumer                     2,508    1.76%      2,440     1.55%      2,110     1.13%      1,938       0.86%      2,514      0.62%
Other                        3,725    2.60%      1,177     0.75%      2,097     1.13%      1,216       0.54%      2,184      0.54%
                          --------  ------    --------  -------    --------   ------    --------     -----     --------    ------
     Total loans           145,735  102.04%    160,692   102.02%    189,817   102.03%    229,463     101.93%    416,530    102.11%

Less:
  Deferred loan fees          (765)  -0.54%       (809)   -0.51%       (724)   -0.39%       (987)     -0.44%     (2,505)    -0.61%
  Allowance for
   loan losses              (2,146)  -1.50%     (2,371)   -1.51%     (3,055)   -1.64%     (3,354)     -1.49%     (6,088)    -1.49%
                          --------  ------    --------  -------    --------   ------    --------    -------    --------    ------
     Loans
       receivable, net    $142,824  100.00%   $157,512   100.00%   $186,038   100.00%   $225,122     100.00%   $407,937    100.00%
                          ========  ======    ========  =======    ========   ======    ========    =======    ========    ======

         The following table presents the maturity distribution of Humboldt's real-estate commercial, real estate construction, residential real estate, and commercial portfolios and the sensitivity of such loans to changes in interest rates at December 31, 2000.

                                              Real Estate
(in thousands of dollars)     Commercial      Construction         Total
                              ----------     -------------       --------

Loans maturing in:

   One year or less            $12,690           $25,825          $38,515

   One to five years            12,895             7,755           20,650

   After five years             18,564                             18,564
                               -------           -------          -------
     Total                     $44,149           $33,580          $77,729
                               =======           =======          =======

Loans shown above with maturities greater than one year include $14.5 million of floating interest rate loans and $23.5 million of fixed rate loans.

Loan Servicing

         Humboldt sells the majority of the residential mortgage loans and some of the Small Business Administration ("SBA") loans it originates to institutional investors. However, it retains the servicing on these loans in order to generate ongoing revenues and to retain local customer relationships. Humboldt's loan servicing portfolio totaled $198.6 million, $163.7 million and $144.5 million at December 31, 2000, 1999, and 1998, respectively.

         Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, holding escrow and impound funds for payment of taxes and insurance, making inspections as required of the mortgage premises, collecting amounts from delinquent mortgages, supervising foreclosures in the event of unremedied defaults, and generally administering the loans for investors to whom they have been sold.

         Humboldt's fees for servicing mortgage loans range generally from .250% to .375% per annum on the outstanding principal balances of the loans. Servicing fees are collected and retained by Humboldt out of monthly mortgage payments. Humboldt's servicing portfolio can be reduced by normal amortization and prepayment or liquidation of outstanding loans. Approximately 90% of the loans serviced by Humboldt have outstanding balances of greater than $100,000 and approximately 10% are adjustable rate mortgages.

         Humboldt accounts for revenue from the sale of loans where servicing is retained in conformity with the requirements of Statements of Financial
Accounting Standards No. 140. Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Humboldt records an asset representing the right to service loans for others when it sells a loan and retains the servicing rights. The total cost of originating or purchasing the loans is allocated between the loan and the servicing rights, based on their relative fair values. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates and using current expected future prepayment rates. The servicing rights are amortized in proportion to, and over the period of, estimated net servicing income, assuming prepayments.

         The value of Humboldt's loan servicing portfolio may be adversely affected as mortgage interest rates decline and loan prepayments increase. This would also decrease income generated from Humboldt's loan servicing portfolio. This negative effect on Humboldt's income attributable to existing servicing may be offset somewhat by a rise in origination and servicing income attributable to new loan origination's, which historically have increased in periods of low mortgage interest rates.

         The following table sets forth the dollar amount of Humboldt's mortgage loan servicing portfolio. Although Humboldt intends to continue to increase its servicing portfolio, increases will depend on market conditions and the availability of capital.

                                                         December 31,
                                               ---------------------------------
                                                    1999               2000
                                               ---------------   ---------------

Mortgage loan servicing portfolio:
Loans originated by Humboldt Bancorp sold:     $ 159.6 Million   $ 198.6 Million
Loans originated by Humboldt Bancorp but
  awaiting funding:                            $   2.1 Million

         Humboldt also services a portfolio of SBA loans, which is anticipated to increase during 2000 as a result of an increase in selling and marketing efforts. As of December 31, 2000, SBA Loans originated and serviced by Humboldt Bank were $5.9 million an increase of $1.8 million, or 43.9% over the prior year end.

         For the most part, the SBA loans are tied to the prime rate, and as a result there is less risk of prepayment due to declining rates as compared with fixed rate real estate loans.

Nonperforming and Classified Assets

         Humboldt generally places loans on nonaccrual status when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued and not collected is generally reversed from income. Loans are charged off when management determines that collection has become unlikely. Restructured loans are those where a concession has been granted on the interest paid or original repayment terms due to financial difficulties of the borrower. Other real estate owned ("OREO") consists of real property acquired through foreclosure on the related collateral underlying defaulted loans.

         The following table sets forth information regarding nonperforming assets at the dates indicated.

                                                                                         As of December 31,
                                                                   ---------------------------------------------------------
                                                                      1996        1997        1998        1999        2000
                                                                   ---------------------------------------------------------
                                                                                                 (Dollars in thousands)

Loans on nonaccrual status -                                       $   218      $   838     $   311     $   767      $ 1,046
Loans - leases past due - greater than 90 days                         159          843         241         282          788
Restructured loans                                                       0           23           0           0            0
                                                                   ---------------------------------------------------------
  Total nonperforming loans                                            377        1,704         552       1,049        1,834

Other real estate owned                                                233          148         175         120          681
                                                                   ---------------------------------------------------------
  Total nonperforming assets                                       $   610      $ 1,852     $   727     $ 1,169      $ 2,515
                                                                   =========================================================

Allowance for loan losses                                          $ 2,146      $ 2,371     $ 3,055     $ 3,354      $ 6,088
Ratio of total nonperforming assets to total assets                   0.28%        0.65%       0.23%       0.28%        0.41%
Ratio of total nonperforming loans to total loans                     0.26%        1.08%       0.30%       0.47%        0.45%
Ratio of allowance for loan losses to total loans                     1.47%        1.48%       1.62%       1.47%        1.47%
Ratio of allowance for loan losses to total nonperforming assets       352%         128%        420%        287%         242%


         At December 31, 2000 and 1999, Humboldt had $1.0 million and $767,000 in nonaccrual loans, respectively. The increase is a result of the acquisition of Capitol Thrift & Loan. At December 31, 2000, accruing loans past due 90 days or more were $788,000. Humboldt's ratio of nonperforming assets to total assets and nonperforming loans to total loans were 0.42%, and 0.45%, respectively.

         Humboldt has three classifications for problem loans: "substandard," "doubtful" and "loss." Substandard loans have one or more defined weakness and are characterized by the distinct possibility that Humboldt will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of substandard loans with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable; and there is a high possibility of loss of some portion of the principal balance. A loan classified as "loss" is considered uncollectable and its continuance as an asset is not warranted.

         Of the $5.5 million in classified loans and OREO at December 31, 2000, approximately $5.0 million in loans are secured by real estate, $321,000 in lease receivable, and $217,000 in commercial / other. The classified loans include a variety of borrower types and are not concentrated in any particular industry or niche business. Humboldt does not believe that any material losses will be recognized in these classified loans. With respect to the real estate secured loans, management believes that the allowance for loan losses are adequate to absorb any possible loan losses.

         The following table sets forth the classified loans and other real estate owned at the dates indicated.

                                                    As of December 31,
                                           -------------------------------------
                                               1998        1999         2000
                                           -------------------------------------
                                                  (Dollars in thousands)

Substandard                                  $ 2,582     $ 2,175      $ 4,448
Doubtful                                          29          29          351
Loss                                             143          67           58
OREO                                             175         120          681
                                           -----------------------------------
  Classified loans and OREO                  $ 2,929     $ 2,391      $ 5,538

Classified to total loans and OREO              1.54%       1.05%        1.33%
Allowance for loan losses to total
  classified loans and OREO                   104.30%     140.28%      109.93%

         With the exception of these classified loans, Humboldt was not aware of any loans outstanding as of December 31, 2000, where the known credit problems of the borrower would cause management to have doubts as to the ability of such borrowers to comply with there present loan repayment terms and which would result in such loans being included in nonperforming or classified asset tables at some future date. Humboldt cannot, however, predict the extent to which economic conditions in Humboldt market areas may worsen or the full impact that such an environment may have on Humboldt loan portfolio. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured loans, or other real estate owned in the future.

Allowance For Loan and Lease Losses

         Humboldt maintains an allowance for loan and lease losses at a level that management of Humboldt considers adequate for losses that can be reasonably anticipated.

         The adequacy of the allowance for loan and lease losses is measured in the context of several key ratios and factors discussed below. The allowance is increased by a charge to operating expenses and is reduced by net charge-offs which are loans actually removed from the consolidated balance sheet after netting out recoveries on previously charged-off assets. Humboldt's policy is to charge-off loans when, in management's opinion, the loan or a portion thereof is deemed uncollectible, although concerted efforts are made to maximize recovery. Humboldt historical net loan and lease losses or recoveries stem from Humboldt underwriting and collection practices, and the quality of the loan portfolio.

         Net charge-offs for 2000 totaled $1,081,000, a 44.7% increase compared to $747,000 during, 1999. This increase is primarily attributed to higher lease net charge-offs in 2000 which increased to $830,000 compared to $139,000 for 1999. This increase is attributable primarily to a portfolio of leases purchased in 1998 from Bancorp Financial Services Inc. Lease charge-offs in 2001 are projected to continue at 2000 levels through most of the year. Net charge-offs as a percentage of average loans were actually lower then any year since 1996. Humboldt's ratio of net-charge-offs to average loans and lease outstanding for December 31, 2000, 1999, 1998, and 1997, were 0.32%, 0.37%, 0.82% and 0.36%, respectively. Management expects its current loan underwriting, oversight and collection policies to promote high quality loans and to limit loan losses. These policies include aggressive action to limit credit losses.

         The  following  table  sets  forth  information   concerning  Humboldt,
allowance for loan and lease losses at the dates and for the years indicated.



                                                      1996          1997         1998         1999         2000
                                                    -------------------------------------------------------------
                                                                         (Dollars in thousands)

Reserve for loan and lease losses
balance, beginning of period                        $  1,868      $  2,146     $  2,371     $  3,055     $  3,354
                                                    -------------------------------------------------------------
Loans and leases charged off:
  Real Estate                                            (46)            -         (141)         (67)         (65)
  Commercial                                            (122)         (193)        (191)        (218)         (20)
  Consumer                                               (29)          (11)         (25)         (29)         (28)
  Lease financing                                       (132)         (124)        (316)        (148)        (837)
  Credit card and related accounts                         -          (475)        (956)        (614)        (270)
  Other                                                  (45)           (7)          (5)           -           (4)
                                                    --------------------------------------------------------------
    Total loans and leases charged off                  (374)         (810)      (1,634)      (1,076)      (1,224)
Recoveries:
  Real Estate                                              -             -            -           98           19
  Commercial                                              78           129           54            7           22
  Consumer                                                 5             9            8            6            6
  Lease financing                                         34            34           24            9            7
  Credit card and related accounts                         -            87          105          209           89
  Other                                                    2             3            3            -            -
                                                    -------------------------------------------------------------
    Total Recoveries                                     119           262          194          329          143
                                                    -------------------------------------------------------------
Net (charge-offs) recoveries                            (255)         (548)      (1,440)        (747)      (1,081)
Changes incident to mergers                                                                                 2,000
Provision charged to operations                          533           773        2,124        1,046        1,815
                                                    -------------------------------------------------------------
Reserve for loan and lease losses
 balance, end of period                             $  2,146      $  2,371     $  3,055     $  3,354     $  6,088
                                                    =============================================================
Loans and leases outstanding at the
end of period, net of unearned interest
income                                              $144,970      $159,883     $189,093     $228,476     $414,025
                                                    =============================================================
Average loans and leases outstanding
for the period                                      $134,617      $151,695     $175,173     $200,986     $342,351
                                                    =============================================================
Ratio of loans and leases charged off
to average loans and leases outstanding                 0.19%         0.36%        0.82%        0.37%        0.32%

Ratio of reserve for loan and lease
losses to average loans and leases
outstanding                                             1.59%         1.56%        1.74%        1.67%        1.78%

Ratio of provision to average loans
and leases outstanding                                  0.40%         0.51%        1.21%        0.52%        0.53%


         The Credit Administration Department of Humboldt reviews, or engages an independent consulting firm to review, Humboldt's loan portfolio on a quarterly basis to determine any weaknesses in the portfolio and the assess the general quality of credit underwriting. The results of these reviews are presented by the Chief Credit Officer to the board of directors of each affiliate bank subsidiary.

         All loans are assigned a credit risk rating at the time of origination based on a scale of 1 to 8, with higher numeric ratings representing increased levels of credit risk. For example, a risk rating of 1 is the category with least risk and would by typical of a loan that is 100% secured by deposits held by Humboldt. Risk ratings 2 through 8 have incrementally more risk based on the structure of the loan, cash flow capacity of the borrower to repay, amount and quality or the collateral, secondary sources o repayment and other factors. During the loan review process, the risk ratings can be revised upward or downward based on any know improvement or deterioration in the aforementioned factors.

         The Credit Administration Department conducts a quarterly analysis to determine the adequacy of the Allowance for Loan and Lease Losses ("ALLL") for each of Humboldt's affiliate banks. This analysis is designed to determine an appropriate level of credit risk protection and to ensure compliance with the 1993 Interagency Policy Statement on the Allowance for Loan and Lease Losses, which requires insured financial institutions to maintain an ALLL adequate to absorb expected losses, and generally accepted accounting principles. The aggregation of these analyses for the affiliate banks provides the consolidated analysis for Humboldt.

         Humboldt's ALLL analysis methodology consists primarily of assigning expected loss ratios to loans aggregated in 13 homogenous groups based on loan type or collateral. These groupings include both general categorizations, such as leases and credit cards, and more specific categorizations such as lodging loans and single-family residential construction loans. Each of the 13 groupings is assigned an expected loss factor (ranging from 0.50% and 1.75%) based on management's subjective assessment of historical losses, delinquency and other qualitative trends, and inherent risks. The second component of the ALLL analysis evaluates loans that have been adversely classified by the internal risk rating process and assigned a grade of 5 through 8. The expected loss factors that are applied to classified loans (grades 5 through 8) are principally based on the 1993 Interagency Policy Statement on the Allowance for Loan and Lease Losses. The loss factors as a percentage of the principal balance outstanding are: .075% for grade 5 ("watch"); 15% for grade 6 ("substandard"); 50% for grade 7 ("doubtful"); and, 100% for grade 8 ("loss"). The third component of the ALLL analysis provides for specific allocations for individual loans if, in management's opinion, the loss factor provided in component two of the analysis does not sufficiently cover the expected loss based on current information about the borrower's financial condition and value of any collateral.

         The difference between the allocated ALLL and the actual ALLL (as presented in the consolidated financial statements) represents the unallocated ALLL. The unallocated ALLL provides for known imprecision in the ALLL analysis and provides coverage of credit losses inherent in the loan portfolio but not adequately provided for in the ALLL analysis. Factors that could possibly cause significant differences between expected loss rates and actual losses include, but are not limited to, changes in national and local economic conditions, new legal or regulatory requirements and recent changes in the composition of the loan portfolio. Humboldt evaluates the level of the unallocated ALLL primarily by assessing the ratio of ALLL to total loans for Humboldt as compared to other peer bank holding companies and banks, using the Federal Reserve Uniform Bank Performance Report and other private bank industry publications.

         Humboldt does not presently utilize any self-correction mechanism to adjust for differences between actual credit losses (net charge-offs) and estimated credit losses as provided for in the ALLL; however, management does take into consideration historical loss rates when establishing the loss factors for the ALLL analysis. Since Humboldt has experienced comparatively strong loan growth during the past five years (a compound annual growth rate of 28%) during a time of good overall economic conditions, it is likely that credit losses would be significantly higher that historical rates during an economic downturn.

         The following table sets forth the allocation of the allowance for loan and lease losses by loan or lease type as of the dates specified. The allocation of individual categories of loans includes amounts applicable to specifically identified as well as unidentified losses inherent in that segment of the loan portfolio and will necessarily change whenever management determines that the risk characteristics of the loan portfolio have change.

         Humboldt believes that any breakdown or allocation of the allowance for loan and lease losses into loan categories lends an appearance of exactness which may not exist, in that the allowance is utilized as a single unallocated allowance available for all loans and undisbursed commitments. The allocation below should not be interpreted as an indication of the specific amounts or loan categories in which future charge-offs may occur:


                                                                     As of December 31,
                              ---------------------------------------------------------------------------------------------------
                                    1996                1997               1998                 1999                   2000
                              ----------------   ----------------   -----------------     ----------------    -------------------
                                         % of               % of                % of                 % of                   % of
(Dollars in thousands)         Amount    Total    Amount    Total    Amount     Total     Amount     Total      Amount      Total
                              ----------------   ----------------   -----------------     ----------------    -------------------

Real estate construction      $   139     6.48%  $   133     5.61%  $   142      4.65%    $   300     8.94%    $ 2,529      41.54%
Commercial and other
  real estate                   1,014    47.25%      964    40.66%    1,254     41.05%      1,318    39.30%      1,659      27.25%
Consumer                           42     1.96%       22     0.93%       21      0.69%         19     0.57%        195       3.20%
Lease financial                   217    10.11%      126     5.31%      423     13.85%        490    14.61%        357       5.86%
Credit card and related            83     3.87%      311    13.12%      326     10.67%        206     6.14%        176       2.89%
Other                             651    30.34%      815    34.37%      889     29.10%      1,021    30.44%      1,172      19.26%
                              ----------------   ----------------   -----------------     ----------------     ------------------
Total reserve for loan
  and lease losses            $ 2,146   100.00%  $ 2,371   100.00%  $ 3,055    100.00%    $ 3,354   100.00%    $ 6,088     100.00%
                              ================   ================   =================     ================    ===================

Deposits

         Humboldt emphasizes developing total client relationships with its customers in order to increase its core deposit base. Deposits totaled $506.8 million at December 31, 2000, an increase of 33.9% compared to deposits of $378.6 million at December 31, 1999. In 1999, deposits increased 33.3% from
$284.0 million at December 31, 1998. The increase in deposits during 2000 was primarily due to the acquisition of Capitol Thrift & Loan, and the increase during 1999 was principally the purchase of two branches of CalFed.

         Humboldt noninterest-bearing demand deposit accounts increased to $113.5 million at December 31, 2000, compared to $110.5 million a year earlier. Noninterest-bearing demand deposits were 22.4% of total deposits at December 31, 2000, compared to 29.2% at December 31, 1999.

         Money market deposit accounts ("MMDA"), negotiable order of withdrawal accounts ("NOW") and savings accounts reached $116.5 million at year-end 2000, an increase of 21.3% from $96.1 million at December 31, 1999. MMDA, NOW and savings accounts were 23.0% of total deposits at December 31, 2000, compared to 25.4% at December 31, 1999.

         Time certificates of deposit totaled $276.8 million, or 54.6% of total deposits, at December 31, 2000, compared to $172.0 million, or 45.4% of total deposits, at December 31, 1999.

         As of December 31, 2000 and 1999, Humboldt had no brokered deposits outstanding.

Other Borrowings

         At December 31, 2000, other borrowings consisted of FHLB advances, and advances under credit lines. Note I of Notes to Consolidated Financial Statements provides the amounts outstanding during the year and the general terms of these borrowings.

Liquidity and Cash Flow

         The objective of Humboldt's liquidity management is to maintain the Banks ability to meet the day-to-day cash flow requirements of its customers who either wish to withdraw funds or require funds to meet their credit needs. Humboldt must manage its liquidity position to allow the subsidiaries to meet the needs of their customers while maintaining an appropriate balance between assets and liabilities to meet the return on investment expectations of its shareholders. Humboldt monitors the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. In addition to liquidity from core deposits and repayments and maturities of loans and investments, the Banks can utilize established credit lines, sell securities under agreements to repurchase, secure FHLB advances or purchase overnight Federal Funds.

         Humboldt Bancorp is a company separate and apart from the Banks. It must provide for its own liquidity. Substantially all of Humboldt Bancorp's revenues are obtained from management fees, interest received on its investments and dividends declared and paid by the Banks. There are statutory and regulatory provisions that could limit the ability of the Banks to pay dividends to Humboldt Bancorp. Management of Humboldt Bancorp believes that such restrictions will not have an impact on the ability of Humboldt Bancorp to meet its ongoing cash obligations.

         Net cash provided by operating activities, consisting primarily of net income, totaled $5.1 million for 2000, $12.9 million for 1999 and $2.0 million for 1998. Cash used for investing activities totaled $67.7 million in 2000, $108.1 million in 1999 and $25.6 million in 1998. The funds used for investing activities primarily represent loans and investment securities for each year reported. The 1999 increase in investment activities other than loans are a result of proceeds invested in securities as a result of the acquisition of the two CalFed branches.

         For the year ended December 31, 2000, net cash provided by financing activities was $69.5 million, compared to $98.0 million in 1999 and $30.8 million in 1998. Historically, the primary financing activity of Humboldt has been through deposit gathering, including the purchase of deposits. In 2000, 1999 and 1998, deposit gathering activities generated cash of $30.2 million, $93.8 million and $28.8 million, respectively. This represents a total of 43.5%, 95.8% and 93.5% of the financing cash flows for 2000, 1999 and 1998, respectively. The 2000 increase in financing activities other than deposits are a result of proceeds from borrowings and the issuance of Common Stock and Trust Preferred Securities. During 2000 these proceeds were 39.0%, 11.9%, and 7.7%, respectively.

Capital Resources

         Shareholders' equity at December 31, 2000, increased 49.0% to $50.8 million from $34.1 million at December 31, 1999, and 22.7% from $27.8 million at December 31, 1998.

         On March 7, 2000, Humboldt Bancorp completed an issuance of 640,000 shares of common stock at $12.50 per share. Proceeds from the offering were $7.4 million, after expenses.

         On March 23, 2000, Humboldt Bancorp completed an offering of Trust Preferred Securities in an aggregate amount of $5.3 million, 10.875%, due 2030 to enhance its regulatory capital base, while also providing added liquidity.

         Under applicable regulatory guidelines, the Trust Preferred Securities qualify as Tier I capital up to a maximum of 25% of Tier I capital. Any additional portion of Trust Preferred Securities would qualify as Tier 2 capital. As of December 31, 2000, all outstanding Trust Preferred Securities qualified as Tier I capital. As Humboldt shareholders' equity increases, the amount of Tier I capital that can be comprised of Trust Preferred Securities will increase.

         A banking organization's total qualifying capital includes two components: core capital (Tier 1 capital) and supplementary capital (Tier 2 capital). Core capital, which must comprise at least half of total capital, includes common shareholders' equity, qualifying perpetual preferred stock, trust preferred securities and minority interests, less goodwill. Supplementary capital includes the allowance for loan losses (subject to certain limitations), other perpetual preferred stock, trust preferred securities, certain other capital instruments and term subordinated debt. Humboldt major capital components are shareholders' equity and Trust Preferred Securities in core capital, and the allowance for loan losses in supplementary capital.

         At December 31, 2000, the minimum risk-based capital requirements to be considered adequately capitalized were 4.0% for core capital and 8.0% for total capital. Federal banking regulators have also adopted leverage capital guidelines to supplement risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (not risk-adjusted) for the preceding quarter. The minimum leverage ratio is 3.0%, although certain banking organizations are expected to exceed that amount by 1.0% or more, depending on their circumstances.

         Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC have adopted regulations setting forth a five-tier system for measuring the capital adequacy of the financial institutions they supervise. The capital levels of Humboldt at December 31, 2000, and the two highest levels recognized under these regulations are as follows:

                                                       Minimum     Minimum well
                             As of December 31,        capital      capitalized
                              2000         1999      requirement    requirement
                          ------------------------------------------------------
Tier I capital               10.50%       10.90%        4.00%          6.00%
Total risk-based capital     11.74%       12.07%        8.00%         10.00%
Leverage ratio                8.70%        7.50%        4.00%          5.00%


         Humboldt's leverage ratio was 8.70% at December 31, 2000, compared to 7.50% at December 31, 1999. At December 31, 2000, Humboldt's risk-based capital ratios were 10.50% for Tier 1 risk-based capital and 11.74% for total risk-based capital, compared to 10.90% and 12.07%, respectively, as of December 31, 1999.

         In addition, at December 31, 2000, each of the Banks, had levels of capital that exceeded the well-capitalized guidelines. For additional information on the capital levels and capital ratios of Humboldt and each of the Banks, see Note T of Notes to Consolidated Financial Statements.

Quantitative and Qualitative Disclosures about Market Risk

         Humboldt's financial performance is impacted by, among other factors, interest rate risk and credit risk. Humboldt does not currently utilize derivatives to mitigate its credit risk, relying instead on an extensive loan review process and its allowance for loan losses. See "--Allowance for Loan Losses" herein.

         Interest rate risk is the change in value due to changes in interest rates. This risk is addressed by Humboldt's Asset & Liability Management Committee "ALCO," which includes senior management representatives. The ALCO monitors interest rate risk by analyzing the potential impact to the net portfolio of equity value and net interest income from potential changes to interest rates and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages Humboldt's balance sheet in part to maintain the potential impact on net portfolio value and net interest income within acceptable ranges despite changes in interest rates.

         Humboldt's exposure to interest rate risk is reviewed on at least a quarterly basis by the Board of Directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine Humboldt's change in net portfolio value and net interest income in the event of hypothetical changes in interest rates. If potential changes to net portfolio value and net interest income resulting from hypothetical interest rate changes are not within the policy limits, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits or consider the appropriateness of changing policy limits.

Market Value of Portfolio Equity

         Interest rate sensitivity is computed by estimating the changes in net portfolio of equity value, or market value over a range of potential changes in interest rates. The market value of equity is the market value of Humboldt's assets minus the market value of its liabilities plus the market value of any off-balance sheet items. The market value of each asset, liability, and off-balance sheet item is its net present value of expected cash flows discounted at market rates after adjustment for rate changes. Humboldt measures the impact on market value for an immediate and sustained 100 and 200 basis point increase and decrease (shock) in interest rates. The following table shows Humboldt's projected change in net portfolio value for this set of rate shocks as of December 31, 2000.

                                         % Change in NII to
     Changes in       % Change in NII    Shareholder Equity
   Interest Rates       (pre-tax)             (pre-tax)             % of EVE
- --------------------------------------------------------------------------------
        + 200             0.76%                 0.40%               -12.40%
        + 100             0.41%                 0.20%                -6.20%
        - 100            -0.76%                -0.40%                6.20%
        - 200            -2.25%                -1.10%                12.40%

Asset-Liability Management and Interest Rate Sensitivity

         The preceding table indicates that as of December 31, 2000, an immediate and sustained 100 or 200 basis point increase or decrease in interest rates would decrease Humboldt's net portfolio value by less than 1.5%. The foregoing analysis attributes significant value to Humboldt non-interest-bearing deposit balances.

         Interest Rate Risk. The table above shows the potential change in net interest income (NII) if rates change as of December 31, 2000. Humboldt's NII tends to increase if rates rise, and to decline if rates fall based on the simulation model. The cause of this exposure is due to Humboldt's concentration of short-term and rate sensitive loans as of December 31, 2000.

         Economic Risk. Humboldt also measures the potential change in the net present value of assets and liabilities if rates change (the "economic value of equity" or "EVE"). The table above also shows the EVE. The EVE is determined by valuing all assets and liabilities as of December 31, 2000, using a present value cash flow calculation as if Humboldt were liquidated. The EVE declines when rates increase primarily due to the mismatch in assets vs. liabilities. However, Humboldt's NII would also increase as rates increased (from the interest rate risk) and this benefit would partially offset the decline in EVE.

         The market value of portfolio equity is based on the net present values of each instrument in the portfolio, which in turn is based on cash flows factoring in recent market prepayment estimates from public sources. The discount rates are based on recently observed spread relationships and adjusted for the assumed interest rate changes.

         The operating income and net income of Humboldt depend to a substantial extent on "rate differentials," or the difference between the income Humboldt receives from loans, securities and other earning assets, and the interest expense it pays on deposits and other liabilities. Interest income and interest expense are affected by general economic conditions and by competition in the marketplace. Humboldt's interest and pricing strategies are driven by its asset-liability management analysis and by local market conditions.

         Humboldt seeks to manage its assets and liabilities to generate a stable level of earnings in response to changing interest rates and to manage its interest rate risk. Asset/liability management involves managing the relationship between interest rate sensitive assets and interest rate sensitive liabilities.

         The interest rate sensitivity of Humboldt is measured over time and is based on Humboldt's ability to reprice its assets and liabilities. The difference between the amount of assets and liabilities repriced at the same time is referred to as the "gap." This gap represents the risk, or opportunity, in repricing. In addition to the volumes of assets and liabilities repricing, two other factors create interest rate risk; how much each rate type will change by (e.g. money market deposit account rates change less than prime) and how soon it will reprice. Humboldt is somewhat asset sensitive and its near term performance could be enhanced by rising rates and negatively affected by falling rates due mainly to the significant amount of earning assets tied to prime rate.

         The following table sets forth the repricing opportunities for the assets and liabilities at December 31, 2000. Assets and liabilities are classified by the earliest possible repricing date or maturity, whichever comes first.

                                                  Three
                                     Less Than   Months to   One Year       Three     Five Years     Over
                                       Three      Twelve     to Three     Years to    to Fifteen    Fifteen     Non-rate
(Dollars in thousands)                 Months     Months       Years     Five Years      Years       Years      Sensitive    Total
                                     -----------------------------------------------------------------------------------------------
ASSETS:

Net Loans                             $124,174   $  50,017   $ 87,990     $ 67,810      $57,279     $26,755            -    $414,025

Investment Securities                      341      12,743     39,226       17,821       25,642       3,689            -      99,462

Federal Funds Sold                      13,000           -          -            -            -           -            -      13,000

FHLB & FNMA Stock                            -           -          -            -            -           -        1,813       1,813

Interest-bearing deposits
  with banks                                72          99          -            -            -           -            -         171

Non-interest earning assets                  -           -          -            -            -           -       79,521      79,521
                                      ----------------------------------------------------------------------------------------------
TOTAL ASSETS                          $137,587   $  62,859   $127,216     $ 85,631      $82,921     $30,444     $ 81,334    $607,992
                                      ==============================================================================================
LIABILITIES AND EQUITY:

Non-Interest-bearing deposits         $      -   $       -   $      -     $      -      $     -     $     -     $113,529    $113,529

Interest-bearing deposits              210,384     143,339     35,278        4,278            -           -            -     393,279

Borrowings                              27,122       3,775        221        2,903            -       5,310            -      39,331

Other liabilities                            -           -          -            -            -           -       11,068      11,068

Stockholders' equity                         -           -          -            -            -           -       50,785      50,785
                                      ----------------------------------------------------------------------------------------------
Total liabilities and
  stockholders' equity                $237,506   $ 147,114   $ 35,499     $  7,181      $     0     $ 5,310     $175,382    $607,992
                                      ==============================================================================================
Interest rate sensitivity gap         $(99,919)  $ (84,255)  $ 91,717     $ 78,450      $82,921     $25,134     $(94,048)

Cumulative interest rate
  sensitivity gap                     $(99,919)  $(184,174)  $(92,457)    $(14,007)     $68,914     $94,048

Cumulative Gap/total assets             -16.43%     -30.29%    -15.21%       -2.30%       11.33%      15.47%


         Although the gap position is negative during the first twelve months after December 31, 2000, management believes that Humboldt is somewhat asset sensitive based on the interest rate simulation model and has an acceptable level of interest rate risk. Based on the simulation model net income should increase slightly when rates increase and shrink somewhat when rates (refer to table) fall. This is because of the concentration of variable rate and short-term commercial loans in Humboldt's portfolio. However, there can be no assurance that fluctuations in interest rates will not have a material adverse impact on Humboldt.

Humboldt Bank Plaza

         On June 30, 1998, Humboldt Bank purchased from an unaffiliated party a 90,000 square foot building and approximately 29 acres of property located at 2440 Sixth Street, Eureka, California. The property was purchased as a site for the current Humboldt Bank Plaza at a cost of approximately $2.9 million. Humboldt Bancorp began occupying the building in November 2000.

         Further, 20,090 square feet of the Plaza has been renovated at a cost of $1.2 million and has been leased for ten years to the District Attorney's Family Support Division, a Humboldt County agency. During the initial year of the lease to the agency, monthly lease income will be $27,122.

Recent Accounting Developments

New Accounting Pronouncement

         In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). SFAS No. 140 replaces SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"), issued in June 1996. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration.

         SFAS No. 140 is effective for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitizations and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. SFAS No. 140 is to be applied prospectively with certain exceptions.

         Implementation of SFAS No. 140 is not expected to have a material effect on Humboldt's financial position or results of operations.

Business Combinations

         In February 2001, the FASB issued a revised Exposure Draft of a proposed SFAS, "Business Combinations and Intangible Assets." Which tentatively concluded that upon the effective date of the final statement on business combinations and intangible assets, goodwill would no longer be amortized. This conclusion includes existing goodwill as well as goodwill arising subsequent to the effective date of the final statement. Goodwill must be reviewed for impairment upon the occurrence of certain triggering events. The FASB has also reached tentative conclusions on the future of the pooling-of-interest method of accounting for business combinations. These tentative decisions include the decision that the pooling-of-interests method of accounting will no longer be an acceptable method to account for business combinations between independent parties and that there should be a single method of accounting for all business combinations, and that method is the purchase method. The FASB agreed that the purchase method should be applied prospectively to business combination transactions that are initiated after the final standard is issued. The FASB is currently redeliberating its position as to retaining the pooling method. The FASB is currently anticipating issuing a final statement during the second quarter of 2001.

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
Humboldt Bancorp and Subsidiaries
Eureka, California


We have audited the accompanying consolidated balance sheets of Humboldt Bancorp (Bancorp) and Subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Humboldt Bancorp and Subsidiaries at December 31, 1999 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.


RICHARDSON AND COMPANY
Sacramento, California


January 12, 2001, except for Note X, as to which the date is March 12, 2001

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 2000
                             (dollars in thousands)




                                                                         1999           2000
                                                                      ---------      ---------
ASSETS
   Cash and due from banks                                            $  31,339      $  38,225
   Interest-bearing deposits in other banks                                  20            171
   Federal funds sold                                                    21,375         13,000
   Investment securities available-for-sale, at fair value              115,360         99,433
   Investment securities held-to-maturity (fair value
      of $1,842,000)                                                         -           1,842
   Loans held for sale                                                    2,147             -
   Loans and leases                                                     226,329        414,025
   Less:  allowance for loan and lease losses                             3,354          6,088
                                                                      ---------      ---------
         Net loans                                                      222,975        407,937
   Premises and equipment, net                                            9,750         16,263
   Accrued interest receivable and other assets                          20,683         31,121
                                                                      ---------      ---------
         TOTAL ASSETS                                                 $ 423,649      $ 607,992
                                                                      =========      =========
LIABILITIES
   Deposits
      Noninterest-bearing                                             $ 110,523      $ 113,529
      Interest-bearing                                                  268,107        393,279
                                                                      ---------      ---------
         Total deposits                                                 378,630        506,808
   Accrued interest payable and other liabilities                         5,564         11,068
   Borrowed funds                                                         5,316         34,021
   Bancorp fixed rate capital trust pass-through
        securities (Trust Preferred Securities)                               -          5,310
                                                                      ---------      ---------
         TOTAL LIABILITIES                                              389,510        557,207

Commitments and contingencies (see accompanying notes)

STOCKHOLDERS' EQUITY
   Common stock, no par value; 50,000,000 shares
      authorized, 4,731,093 shares in 1999 and
      5,982,456 shares in 2000 issued and outstanding                    28,405         42,723
   Retained earnings                                                      6,088          6,867
   Accumulated other comprehensive (loss) income                           (354)         1,195
                                                                      ---------      ---------
         TOTAL STOCKHOLDERS' EQUITY                                      34,139         50,785
                                                                      ---------      ---------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                         $ 423,649      $ 607,992
                                                                      =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the years ended December 31, 1998, 1999 and 2000
                             (dollars in thousands)


                                                                  1998       1999       2000
                                                                --------   --------   --------

INTEREST INCOME
   Interest and fees on loans and leases                        $ 18,762   $ 19,186   $ 34,299
   Interest and dividends on investment securities
      Taxable                                                      3,239      3,667      5,620
      Exempt from Federal income tax                                 739        875        987
      Dividends                                                       78        106        224
   Interest on federal funds sold                                    512      1,316      1,669
   Interest on deposits in other banks                               174         90         49
                                                                --------   --------   --------
         Total Interest Income                                    23,504     25,240     42,848
INTEREST EXPENSE
   Interest on deposits                                            7,565      8,024     16,696
   Interest on borrowed funds and other                              177        321      1,182
                                                                --------   --------   --------
         Total Interest Expense                                    7,742      8,345     17,878
                                                                --------   --------   --------
           NET INTEREST INCOME                                    15,762     16,895     24,970
   Provision for loan and lease losses                             2,124      1,046      1,815
                                                                --------   --------   --------
           NET INTEREST INCOME AFTER
           PROVISION FOR LOAN AND
           LEASE LOSSES                                           13,638     15,849     23,155
OTHER INCOME
   Fees and other income                                           9,731     16,652     24,447
   Service charges on deposit accounts                             2,097      2,411      3,134
   Net gain on sale of loans                                         645        695        487
   Net investment securities loss                                      -       (235)      (117)
                                                                --------   --------   --------
         Total Other Income                                       12,473     19,523     27,951
OTHER EXPENSES
   Salaries and employee benefits                                  9,151     11,866     16,551
   Net occupancy and equipment expense                             2,711      3,023      3,829
   Other expenses                                                  7,716     13,605     20,584
                                                                --------   --------   --------
         Total Other Expenses                                     19,578     28,494     40,964
                                                                --------   --------   --------
         Income Before Income Taxes                                6,533      6,878     10,142
   Provision for income taxes                                      2,517      2,271      3,287
                                                                --------   --------   --------
           NET INCOME                                           $  4,016   $  4,607   $  6,855
                                                                ========   ========   ========
           EARNINGS PER SHARE                                      $0.82      $0.91      $1.19
                                                                   =====      =====      =====
           DILUTED EARNINGS PER SHARE                              $0.75      $0.83      $1.11
                                                                   =====      =====      =====

The accompanying notes are an integral part of these consolidated financial statements.

                        HUMBOLDT BANCORP AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              For the years ended December 31, 1998, 1999 and 2000
                             (dollars in thousands)



                                                                                           Accumulated
                                                                                              Other
                                    Comprehensive       Common Stock         Retained      Comprehensive
                                        Income       Shares      Amount      Earnings          Income         Total
                                    -------------    ------      ------      --------      -------------      -----

Balance at January 1, 1998                   -     3,941,355    $ 20,609     $  2,200         $   745       $ 23,554

10% stock dividend                           -       400,275       4,723       (4,723)              -              -
Fractional shares purchased                  -             -           -           (8)              -             (8)
Stock options exercised
   and related tax benefit                   -       128,255         545            -               -            545
Comprehensive income:
   Net income                          $ 4,016             -           -        4,016               -          4,016
   Other comprehensive
     loss, net of tax:
      Unrealized holding
        losses on securities
        available-for-sale
        arising during the
        year, net of taxes
        of $185                           (259)            -           -            -            (259)          (259)
                                       -------     ---------    --------     --------         -------       --------

Total comprehensive income             $ 3,757
                                       =======
   BALANCE AT
   DECEMBER 31, 1998                               4,469,885      25,877        1,485             486         27,848

Fractional shares purchased                  -             -           -           (4)              -             (4)
Sale of stock                                -       153,652       1,833            -               -          1,833
Stock options exercised
   and related tax benefit                   -       107,556         695            -               -            695
Comprehensive income:
   Net income                            4,607             -           -        4,607               -          4,607
   Other comprehensive
      loss, net of tax:
      Unrealized holding
        losses on securities
        available-for-sale
        arising during the
        year, net of taxes
        of $593                           (840)            -           -            -            (840)          (840)
                                       -------     ---------    --------     --------         -------       --------
Total comprehensive income             $ 3,767
                                       =======
   BALANCE AT
   DECEMBER 31, 1999                               4,731,093      28,405        6,088            (354)        34,139

                                   (Continued)

                        HUMBOLDT BANCORP AND SUBSIDIARIES

              For the years ended December 31, 1998, 1999 and 2000
                             (dollars in thousands)



                                                                                           Accumulated
                                                                                              Other
                                    Comprehensive       Common Stock         Retained      Comprehensive
                                        Income       Shares      Amount      Earnings          Income         Total
                                    -------------    ------      ------      --------      -------------      -----

10% stock dividend                           -       472,879    $  6,018     $ (6,018)              -              -
Fractional shares purchased                  -             -           -           (3)              -       $     (3)
Sale of stock, net of issuance
   costs of $691                             -       640,000       7,309            -               -          7,309
Directors fee, stock options
   exercised and related
   tax benefit                               -        91,510         424            -               -            424
Silverado stock issuance
   and related stock
   dividend                                  -        46,974         567          (55)              -            512
Comprehensive income:
   Net income                          $ 6,855             -           -        6,855               -          6,855
   Other comprehensive
      loss, net of tax:
      Unrealized holding
        gains on securities
        available-for-sale
        arising during the
        year, net of taxes
        of $1,017                        1,549                                                $ 1,549       $  1,549
                                       -------     ---------    --------     --------         -------       --------
Total comprehensive income             $ 8,404
                                       =======
   BALANCE AT
   DECEMBER 31, 2000                               5,982,456    $ 42,723     $  6,867         $ 1,195       $ 50,785
                                                   =========    ========     ========         =======       ========


The accompanying notes are an integral part of these consolidated financial statements.

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the years ended December 31, 1998, 1999 and 2000
                             (dollars in thousands)



                                                                  1998          1999          2000
                                                                ---------    ----------     ---------

OPERATING ACTIVITIES
   Net income                                                   $   4,016    $    4,607     $   6,855
   Adjustments to reconcile net income to
      net cash provided by operating activities:
         Provision for loan and lease losses                        2,124         1,046         1,815
         Depreciation                                               1,586         1,543         1,648
         Loss on sale of investments                                    -           235            63
         Loss (gain) on sale of and provision for
           losses on foreclosed real estate                             -            52           (17)
         Amortization                                               1,517         1,717           746
         Equity in income of partnerships/leasing
           company                                                   (259)         (450)          (36)
         (Increase) decrease in loans held for sale                (7,629)        5,530         2,147
         Increase in interest receivable and other assets            (734)       (2,218)       (9,421)
         Increase in interest payable and other liabilities         1,355           806         1,326
                                                                ---------    ----------     ---------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                1,976        12,868         5,126
INVESTING ACTIVITIES
   Net decrease (increase) in interest-bearing
     deposits with banks                                                -         3,000          (151)
   Net decrease (increase) in federal funds sold                    1,270       (19,125)       14,875
   Proceeds from maturities and sales of investment securities
      available-for-sale                                           28,169        36,441        36,914
   Proceeds from maturities of investment securities
      held-to-maturity                                                  -             -           534
   Purchases of investment securities available-for-sale          (27,967)      (76,656)      (17,944)
   Purchases of investment securities held-to-maturity                  -             -        (2,376)
   Net increase in loans and leases                               (23,370)      (45,654)      (80,301)
   Purchases of premises and equipment                             (3,901)       (2,638)       (8,161)
   Investment in partnerships/leasing company                         (91)       (1,242)       (1,000)
   Proceeds from the sale of foreclosed real estate                   322           123           837
   Net cash paid in acquisition of subsidiary                           -             -       (10,923)
   Premium paid on deposits purchased                                   -        (2,355)            -
                                                                ---------    ----------     ---------
           NET CASH USED BY INVESTING ACTIVITIES                  (25,568)     (108,106)      (67,696)
FINANCING ACTIVITIES
   Net increase in deposit accounts                                28,781        93,832        30,199
   Net proceeds from borrowings                                     1,700         2,000        27,098
   Payments on borrowings                                             (59)          (86)       (1,393)
   Proceeds from issuance of Trust Preferred Securities                 -             -         5,310
   Proceeds from issuance of common stock                             362         2,209         8,245
   Fractional shares purchased                                         (8)           (4)           (3)
                                                                ---------    ----------     ---------
           NET CASH PROVIDED BY FINANCING ACTIVITIES               30,776        97,951        69,456
                                                                ---------    ----------     ---------
           NET INCREASE IN CASH AND DUE FROM BANKS                  7,184         2,713         6,886

   Cash and due from banks at beginning of year                    21,442        28,626        31,339
                                                                ---------    ----------     ---------
           CASH AND DUE FROM BANKS AT END OF YEAR               $  28,626    $   31,339     $  38,225
                                                                =========    ==========     =========

                                   (Continued)

                        HUMBOLDT BANCORP AND SUBSIDIARIES

              For the years ended December 31, 1998, 1999 and 2000
                             (dollars in thousands)


                                                                  1998          1999          2000
                                                                ---------    ----------     ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the year for:
      Interest expense                                          $   7,755    $    7,972     $  17,591
      Income taxes                                              $   2,830    $    2,921     $   5,995

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:

   Stock dividend                                               $   4,723             -     $   6,073
   Net change in unrealized gains on securities
     available-for-sale                                         $    (444)   $   (1,432)    $   2,566
   Net change in deferred income taxes on unrealized
     gains on securities available-for-sale                     $     185    $      592     $  (1,017)
   Deposit liabilities assumed in exchange for assets
     acquired in connection with purchase of branches                   -    $      831             -
   Loans transferred to foreclosed real estate                  $     349    $      120     $     136
   Loans issued to facilitate the sale of foreclosed
     real estate                                                        -             -     $     727

   Acquisition of Subsidiary
      Federal funds sold                                                                    $   6,500
      Securities available-for-sale                                                               447
      Loans, net                                                                              105,885
      Other real estate owned                                                                   1,972
      Accrued interest receivable and other assets                                              1,276
      Deposits                                                                                (97,979)
      Borrowed funds                                                                           (3,000)
      Interest payable and other liabilities                                                   (4,178)
                                                                                            ---------
                                                                                            $  10,923
                                                                                            =========

The accompanying notes are an integral part of these consolidated financial statements.

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1999 and 2000


NOTE A--SIGNIFICANT ACCOUNTING POLICIES

Business: Humboldt Bancorp (Bancorp), formed in 1995, is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, Humboldt Bank, Capitol Valley Bank and Capitol Thrift and Loan. Humboldt Bank was incorporated as a state-licensed bank on March 13, 1989 and opened for business on September 13, 1989. Capitol Valley Bank was incorporated as a state-licensed bank on December 17, 1998 and opened for business on March 3, 1999. Bancorp acquired Capitol Thrift and Loan, an industrial bank, on April 7, 2000. Bancorp and the Banks are subject to regulation, supervision and regular examination by the Federal Reserve Bank, Department of Financial Institutions and the Federal Deposit Insurance Corporation. The regulations of these agencies govern most aspects of the Banks' business. The accounting and reporting policies of Humboldt Bancorp and Subsidiaries conform with generally accepted accounting principles and general practices within the banking industry.

Humboldt Capital Trust, which is a Delaware statutory business trust formed for the exclusive purpose of issuing and selling trust preferred securities, is also a subsidiary of Bancorp.

Principles of Consolidation: The consolidated financial statements include the accounts of the Bancorp and its wholly-owned subsidiaries, Humboldt Bank, Capitol Valley Bank, Capitol Thrift and Loan and Humboldt Capital Trust. All material intercompany accounts and transactions have been eliminated.

Nature of Operations: Through its subsidiaries, Bancorp provides general commercial banking services throughout Northern California. Lending activities consist of real estate, commercial, lease financing, credit card and consumer loans to individuals and businesses. Capitol Thrift and Loan provides commercial and single-family, residential real estate loans to consumers throughout California. Other services provided by Bancorp include automobile and commercial equipment leasing through its 50% owned subsidiary, Bancorp Financial Services, merchant draft processing for merchants throughout the United States and automated teller machine (ATM) funding activities by sponsoring non-bank companies who maintain ATM machines throughout the United States.

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

Securities are classified as available-for-sale if Bancorp intends to hold those debt securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of Bancorp assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available- for-sale are carried at fair value. Unrealized holding gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1998, 1999 and 2000


NOTE A--SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Loans and Leases Held for Sale: Bancorp sells mortgage loans, the guaranteed portion of Small Business Administration (SBA)-guaranteed loans and loan participations (with servicing retained) for cash proceeds equal to the principal amount of loans, participation or leases with yield rates to the investor based upon the current market rate. In accordance with Statement of Financial Standards (SFAS) No. 125, as amended by SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, Bancorp records an asset representing the right to service loans for others when it sells a loan and retains the servicing rights. The total cost of originating or purchasing the loans is allocated between the loan and the servicing rights, based on their relative fair values. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates and using current expected future prepayment rates. The servicing rights are amortized in proportion to, and over the period of, estimated net servicing income, assuming prepayments.

SFAS No. 125 and 140 also require the assessment of all capitalized servicing rights for impairment based on current fair value of those rights. For purposes of evaluating and measuring impairment, Bancorp stratifies servicing rights based on the type and interest rates of the underlying loans. Impairment is measured as the amount by which the servicing rights for a stratum exceed their fair value.

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

Loans and Leases: Loans and leases are stated at the amount of unpaid principal, less the allowance for losses, net deferred loan fees and costs and unearned income. Interest on loans is accrued and credited to income based on the principal amount outstanding. Unearned income on installment loans is recognized as income over the term of the loans using a method that approximates the interest method.

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

                        December 31, 1998, 1999 and 2000


NOTE A--SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loan origination fees and certain direct origination and acquisition costs are capitalized and recognized as an adjustment of the yield on the related loan or lease. Amortization is discontinued when the loan or lease is placed on nonaccrual status.

Allowance for Loan and Lease Losses: The allowance is maintained at a level which, in the opinion of management, is adequate to absorb probable losses inherent in the loan, including credit card receivables, and lease portfolios. Management determines the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and leases and other pertinent factors. The allowance is based on estimates, and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Loans and leases deemed uncollectible are charged to the allowance. Credit card receivables are charged to the allowance when they become 120 days past due. Provisions for losses and recoveries on loans and leases previously charged off are added to the allowance.

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

Income Recognition on Impaired and Nonaccrual Loans and Leases: Loans and leases, including impaired loans and leases, are classified as nonaccrual if collection of principal or interest is considered doubtful, generally if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans and leases are well-secured and in the process of collection. If a loan or lease or a portion of a loan or lease is classified as doubtful or is partially charged off, the loan or lease is classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

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

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1998, 1999 and 2000


NOTE A--SIGNIFICANT ACCOUNTING POLICIES (Continued)


Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed by the straight-line method over the estimated useful lives of the related assets. The useful lives of buildings and improvements are estimated to be fifteen to thirty years. The useful lives of furniture, fixture and equipment are estimated to be three to ten years. Leasehold improvements are amortized over the life of the related lease, or the life of the asset, whichever is shorter. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to expense as incurred.

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

Bancorp, in some instances, makes loans to facilitate the sales of real property held for sale. Management reviews all sales for which it is the lending institution for compliance with sales treatment under provisions established by Statement No. 66 Accounting for Sales of Real Estate.

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

Investment in Leasing Company: Humboldt Bank, along with another bank, formed a California corporation, Bancorp Financial Services, Inc. for the purpose of operating an equipment leasing company. In January 1997, Humboldt Bank contributed capital totaling $2,000,000 for a 50% interest in this corporation. Bancorp contributed additional capital totaling $1,000,000 in 2000. The investment is accounted for using the equity method. During 1998, this investment was transferred to the Bancorp.

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

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1998, 1999 and 2000


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

Earnings Per Share: Earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock dividends and splits. Diluted earnings per share is computed similar to earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Included in the denominator is the dilutive effect of stock options computed under the treasury method.

Off-Balance-Sheet Financial Instruments: In the ordinary course of business Bancorp has entered into off-balance- sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

Cash and Cash Equivalents: For the purpose of presentation in the consolidated Statement of Cash Flows, cash and cash equivalents include cash, balances due from banks and certificates of deposit.


NOTE B--RESTRICTIONS ON CASH AND DUE FROM BANKS AND INTEREST-BEARING DEPOSITS IN OTHER BANKS

Cash and due from banks include amounts the Banks are required to maintain to meet certain average reserve and compensating balance requirements of the Federal Reserve. The total requirements at December 31, 1999 and 2000 were $14,064,000 and $12,819,000, respectively.

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1998, 1999 and 2000


NOTE C--INVESTMENT SECURITIES

The amortized cost of investment securities and their approximate fair values at December 31 were as follows (dollars in thousands):


                                                  Amortized    Unrealized   Unrealized      Fair
                                                     Cost         Gains       Losses        Value
                                                  ---------    ----------   ----------    ---------
December 31, 1999:

Available-for-Sale
   U.S. Government and agency securities          $   3,551           -      $    14      $   3,537
   Municipal securities                              19,614     $   211          324         19,501
   Collateralized mortgage obligations issued
      by U.S. government agencies                    87,316         233          652         86,897
   Corporate bonds                                      625           -            -            625
   Mortgage-backed securities                         3,855           -           55          3,800
   Equity securities                                  1,000                                   1,000
                                                  ---------     -------      -------      ---------
                    Total available-for-sale      $ 115,961     $   444      $ 1,045      $ 115,360
                                                  =========     =======      =======      =========

                                                  Amortized    Unrealized   Unrealized      Fair
                                                     Cost         Gains       Losses        Value
                                                  ---------    ----------   ----------    ---------
December 31, 2000:

Available-for-sale
   U.S. Government and agency securities          $   2,513     $     9            -      $   2,522
   Municipal securities                              21,558       1,115            -         22,673
   Collateralized mortgage obligations issued
      by U.S. government agencies                    58,723         528      $    30         59,221
   Mortgage-backed securities                        12,701         343            -         13,044
   Equity securities                                  1,973           -            -          1,973
                                                  ---------     -------      -------      ---------
                    Total available-for-sale      $  97,468     $ 1,995      $    30      $  99,433
                                                  =========     =======      =======      =========
Held-to-maturity
   Lease-backed notes                             $   1,842                               $   1,842
                                                  ---------                               ---------
                      Total held-to-maturity      $   1,842                               $   1,842
                                                  =========                               =========


                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1998, 1999 and 2000


NOTE C--INVESTMENT SECURITIES (Continued)

The maturities of investment securities at December 31, 2000 were as follows (dollars in thousands):


                                                  Available-for-Sale         Held-to-Maturity
                                               -----------------------    ----------------------
                                                Amortized        Fair     Amortized       Fair
                                                   Cost         Value        Cost         Value
                                                ---------     --------    ---------      -------
Amounts maturing in:
  Three months or less                          $     342     $    341           -             -
  Over three months through twelve months          12,744       12,742           -             -
  After one year through three years               40,739       41,187           -             -
  After three years through five years             13,687       14,018    $  1,842       $ 1,842
  After five years through fifteen years           24,656       25,642           -             -
  After fifteen years                               3,327        3,530           -             -
  Equity securities                                 1,973        1,973           -             -
                                                ---------     --------    --------       -------
                                                $  97,468     $ 99,433    $  1,842       $ 1,842
                                                =========     ========    ========       =======


The amortized cost and fair value of collateralized mortgage obligations are presented by average life in the preceding table. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

Proceeds from sales of investment securities available-for-sale during 1998, 1999 and 2000 were $445,550, $6,986,000 and $17,316,000, respectively. There were no gains or losses on the investment securities sold in 1998. Gross gains and losses on those sales were $32,000 and $267,000 in 1999 and $64,000 and $127,000 in 2000.

Investment securities with an amortized cost of approximately $3,551,000 and $1,512,000 and an approximate market value of $3,537,000 and $1,512,000 at December 31, 1999 and 2000, respectively, were pledged to meet the requirements of the Federal Reserve and the U. S. Department of Justice. In addition, investment securities with an amortized cost of approximately $2,593,000 and $2,925,000 and an approximate market value of $2,609,000 and $2,964,000 at December 31, 1999 and 2000, respectively, were pledged to secure public deposits. Furthermore, investment securities with an amortized cost of approximately $3,698,000 and $41,113,000 and an approximate market value of $3,703,000 and $41,536,000 at December 31, 1999 and 2000, respectively, were pledged as collateral for an advance from the Federal Home Loan Bank. In addition, investment securities with an amortized cost of approximately $24,186,000 and $20,625,000 and an approximate market value of $23,975,000 and $20,798,000 at December 31, 1999 and 2000, respectively, were pledged to Visa and Mastercard to secure the full performance of all of Bancorp's payment obligations to Visa and Mastercard in connection with Bancorp's Visa and Mastercard membership.

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1998, 1999 and 2000


NOTE D--LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The components of loans and leases in the balance sheet were as follows at December 31 (dollars in thousands):


                                                                                  1999          2000
                                                                                ---------    ---------

    Real estate--construction and land development                              $  22,118    $  33,580
    Real estate--commercial and agricultural, including unamortized
      premiums of $940,000 in 2000                                                 99,053      240,200
    Real estate--family and multifamily residential, including unamortized
      premiums of $2,403,000 in 2000                                               43,038       77,416
    Commercial, industrial and agricult ral                                        39,295       44,149
    Leases, net of unearned income of $1,203,000
      and $1,354,000 in 1999 and 2000, respectively                                17,202       13,598
    Credit card receivables                                                         3,456        2,889
    Consumer loans                                                                  1,938        2,514
    State and political subdivisions                                                  707          689
    Other                                                                             509        1,495
                                                                                ---------    ---------
                                                                                  227,316      416,530
    Deferred loan fees                                                               (987)      (2,505)
                                                                                ---------    ---------
                                                                                $ 226,329    $ 414,025
                                                                                =========    =========

The maturity and repricing distribution of the loan and lease portfolio at December 31, 1999 and 2000, follows (dollars in thousands):

                                                                                  1999          2000
                                                                                ---------    ---------


   Three months or less                                                         $  86,369    $ 126,295
   Over three months to twelve months                                              15,585       49,623
   Over one year to three years                                                    37,796       87,985
   Over three years to five years                                                  46,573       67,682
   Over five years to fifteen years                                                23,797       56,926
   Over fifteen years                                                              16,429       26,827
                                                                                ---------    ---------
                                                                                  226,549      415,338
   Nonaccrual loans                                                                   767        1,192
                                                                                ---------    ---------
                                                                                $ 227,316    $ 416,530
                                                                                =========    =========

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1998, 1999 and 2000


NOTE D--LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

At December 31, 1999 and 2000 approximately $45,000 and $62,000, respectively, of Bancorp's credit card receivables were secured by savings accounts.

At December 31, 2000, the recorded investment in loans for which impairment had been recognized in accordance with Statement No. 114 totaled $754,000, with a corresponding valuation allowance of $188,000. At December 31, 1999, the recorded investment in loans for which impairment had been recognized totaled $849,000, with a corresponding valuation allowance of $114,000. For the years ended December 31, 1998, 1999 and 2000, the average recorded investment in impaired loans was approximately $515,000, $892,000 and $947,000, respectively. In 1999 and 2000, Bancorp recognized $3,000 and $44,000, respectively, of interest on impaired loans (during the portion of the year that they were impaired), all of which was recognized on the cash basis. In 1998, Bancorp recognized $41,000 of interest on impaired loans (during the portion of the year that they were impaired), of which $21,000 was related to impaired loans for which interest was recognized on the cash basis.

Bancorp receives fees for servicing retained on loans and leases sold. Loans and leases being serviced by Bancorp for others were $144,533,000, $163,672,000 and $198,595,000 at December 31, 1998, 1999 and 2000.

An analysis of the changes in the allowance for loan and lease losses is as follows for the years ended December 31 (dollars in thousands):

                                                               1998         1999         2000
                                                             --------     -------      -------

   Beginning balance                                         $  2,371     $ 3,055      $ 3,354
      Provision for loan and lease losses                       2,124       1,046        1,815
      Allowance of entities acquired through mergers
         accounted for under purchase accounting method             -           -         2,000
      Credit cards charged off                                   (956)       (614)        (270)
      Leases charged off                                         (316)       (148)        (837)
      Loans charged off                                          (362)       (314)        (117)
      Credit card recoveries                                      105         209           89
      Lease recoveries                                             24           9            7
      Loan recoveries                                              65         111           47
                                                             --------     -------      -------
   Ending balance                                            $ 3,055      $ 3,354      $ 6,088
                                                            ========      =======      =======


                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1998, 1999 and 2000


NOTE E--PREMISES AND EQUIPMENT

Components of premises and equipment included the following at December 31 (dollars in thousands):

                                                  1999        2000
                                                --------    --------

   Land                                         $  2,265    $  2,265
   Buildings and improvements                      5,505      11,796
   Furniture, fixtures and equipment               4,526       5,859
   Leasehold improvements                            310         470
                                                --------    --------
                                                  12,606      20,390
   Accumulated depreciation                       (3,941)     (4,127)
                                                --------    --------
                                                   8,665      16,263
   Construction in progress                        1,085           -
                                                --------    --------
                                                $  9,750    $ 16,263
                                                ========    ========

NOTE F--INVESTMENT IN EQUIPMENT LEASING COMPANY

The following information summarizes the activity of the equipment leasing company recorded by the Bancorp using the equity method of accounting for the years ended December 31, (dollars in thousands):

                                                  1999        2000
                                                --------    --------
   Balance sheet
      Assets                                    $ 26,943    $ 53,157
                                                ========    ========
      Liabilities                               $ 21,356    $ 45,808
      Equity                                       5,587       7,349
                                                --------    --------
                                                $ 26,943    $ 53,157
                                                ========    ========
   Income statement
      Revenues                                  $  5,180    $  7,572
      Expenses                                     4,291       7,807
                                                --------    --------
         Net income (loss)                           889        (235)
                                                x     50%   x     50%
                                                --------    --------
      Bancorp's share of net income (loss)      $    444    $   (117)
                                                ========    ========

NOTE G--TRANSFERS OF FINANCIAL ASSETS

During the year ended December 31, 1999 and 2000, Bancorp recorded $871,000 and $525,000, respectively, of servicing rights related to loans originated and sold. Amortization of the servicing rights was $268,000 and $341,000 for the years ended December 31, 1999 and 2000, respectively. The estimated fair value of the servicing assets aggregated $1,751,000 and $2,001,000 at December 31, 1999 and 2000, respectively. A valuation allowance is recorded where the fair value is below the carrying amount of the servicing assets. No valuation allowance was needed at December 31, 1999 or 2000.

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1998, 1999 and 2000


NOTE H--INTEREST-BEARING DEPOSITS

Interest-bearing deposits consisted of the following at December 31 (dollars in thousands):

                                                            1999         2000
                                                         ---------    ---------

   Negotiable order of withdrawal (NOW)                  $  29,789    $  29,342
   Savings and money market                                 66,291       87,160
   Time, $100,000 and over                                  68,061       94,532
   Other time                                              103,966      182,245
                                                         ---------    ---------
                                                         $ 268,107    $ 393,279
                                                         =========    =========

Interest expense on these deposits for the years ended December 31 is as follows (dollars in thousands):

                                                1998        1999         2000
                                              -------    ---------    ---------

   NOW                                        $   207     $   193      $    212
   Savings and money market                     1,232       1,218         2,495
   Time, $100,000 and over                      2,412       2,627         5,008
   Other time                                   3,714       3,986         8,981
                                              -------     -------      --------
                                              $ 7,565     $ 8,024      $ 16,696
                                              =======     =======      ========

The maturities of time deposits at December 31, 2000 are as follows (dollars in thousands):

   Three months or less                                   $  93,882
   Over three months through twelve months                  143,339
   Over one year through three years                         35,278
   Over three years                                           4,278
                                                          ---------
                                                          $ 276,777
                                                          =========

NOTE I--LINES OF CREDIT AND BORROWED FUNDS

Humboldt Bank has uncommitted federal funds lines of credit agreements with two financial institutions. The maximum borrowings available under the lines totaled $10,500,000. Availability of the lines are subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity, and cannot be used for more than ten consecutive business days or more than twelve times during a given thirty day period. At December 31, 1999 and 2000 there were no borrowings outstanding under the agreements.

Humboldt Bank has five advances totaling $27,605,000 from the Federal Home Loan Bank (FHLB) at December 31, 2000. The first advance totaling $732,000 is due in monthly installments of principal and interest, at 6.19%, of approximately $5,000 through February 15, 2004. The second advance of $1,000,000 is due at maturity on December 31, 2007. Interest is due semi-annually at 6.18%. The third advance totaling $1,584,000 is due in monthly installments of principal and interest, at 6.08%, of approximately $14,000 through April 8, 2013.

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1998, 1999 and 2000


NOTE I--LINES OF CREDIT AND BORROWED FUNDS (Continued)

The fourth advance totaling $98,000 is due at maturity on March 14, 2001. Interest is due monthly at 6.58%. The fifth advance totaling $24,000,000 is due at maturity on January 29, 2001. Interest is due at maturity at 6.49%. Investment securities with an amortized cost of $41,113,000 and approximate fair value of $41,536,000 at December 31, 2000, were held as collateral for these five advances.

Capitol Thrift and Loan has an agreement to borrow from the Federal Home Loan Bank by obtaining advances or discounting eligible paper to the extent of pledged collateral. Promissory notes and deeds of trust on the Thrift's loans totaling $25,227,000 were held by the Federal Home Loan Bank as collateral. The maximum borrowings available under the agreement was $12,042,000. The borrowing outstanding under this agreement as of December 31, 2000 was $6,000,000, which consists of two advances. The first advance, totaling $3,000,000, is due at maturity on January 10, 2001. Interest is due monthly at 6.73%. The second advance of $3,000,000 is due at maturity at April 25, 2001. Interest is due monthly at 6.64%.

Bancorp has a $2,000,000 unsecured line of credit with another Bank. Interest is due monthly at prime plus .50%, which was 10.00% at December 31, 2000, and principal is due at maturity on March 1, 2001. The outstanding balance at December 31, 2000 was $700,000.

Scheduled principal repayments of long-term debt, assuming no changes in their terms, for the five years ending December 31, 2005 are as follows (dollars in thousands):

                        Capitol
                      Thrift and              Humboldt
                         Loan      Bancorp      Bank     Total
                      ----------   -------   ---------  --------

      2001             $ 6,000    $   700    $ 24,197   $30,897
      2002                   -          -         107       107
      2003                   -          -         114       114
      2004                   -          -         755       755
      2005                   -          -         106       106


NOTE J--BANCORP FIXED RATE CAPITAL TRUST PASS-THROUGH SECURITIES

Humboldt Capital Trust I (the Trust) is a Delaware business trust which was formed for the purpose of issuing Bancorp Fixed Rate Capital Trust Pass-Through Securities (Trust Preferred Securities). The Trust Preferred Securities are described below. Interest on the Trust Preferred Securities is payable quarterly and is deferrable, at the option of Bancorp, for up to five years. Following the issuance of the Trust Preferred Securities, the Trust used the proceeds from the Trust Preferred Securities offering to purchase a like amount of Junior Subordinated Debt Securities (the Debt Securities) of Bancorp. The Debt Securities bear the same terms and interest rates as the related Trust Preferred Securities. The Debt Securities are the sole assets of the Trusts and are eliminated, along with the related income statement effects, in the consolidated financial statements. Bancorp has fully and unconditionally guaranteed all

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1998, 1999 and 2000


NOTE J--BANCORP FIXED RATE CAPITAL TRUST PASS-THROUGH SECURITIES (Continued)

of the obligations of the Trust. Under applicable regulatory guidelines, the Trust Preferred Securities will qualify as Tier I capital. The following Trust Preferred Securities were outstanding at December 31, 2000.


                                                                                                   Optional
                                                Amount         Date of             Stated         Redemption
Security title                 Issuer        Outstanding    Original Issue        Maturity           Date
- --------------                --------       -----------    --------------     --------------   --------------

10 7/8% Fixed Rate Capital    Humboldt       $5,310,000     March 9, 2000      March 31, 2030   March 31, 2010
   Trust Pass Through         Capital
   Securities                 Trust I


The Trust Preferred Securities are mandatorily redeemable, in whole or in part, upon repayment of their underlying Debt Securities at their respective stated maturities or their earlier redemption. The Debt Securities are redeemable prior to maturity at the option of Bancorp on or after their respective optional redemption dates.

The total amount of Trust Preferred Securities outstanding at December 31, 2000 was $5,310,000. The Trust Preferred Securities accrue interest at an annual rate of 10 7/8%. The dividends paid on Trust Preferred Securities were $265,000 in 2000.


NOTE K--FEES AND OTHER INCOME

Fees and other income consisted of the following for the years ended December 31 (dollars in thousands):

                                                                   1998       1999       2000
                                                                 -------    --------   --------

   Merchant credit card processing fees                          $ 6,177    $ 13,178   $ 21,271
   Lease residuals and rentals                                     1,575       1,250        927
   Credit card program fees                                        1,019         519        259
   Equity in income of investment in leasing company                 259         450        113
   Fees for customer services                                        346         415        449
   Earnings on life insurance                                        106         161        433
   Loan and lease servicing fees                                      87         293        432
   Other (none exceeding 1% of revenues)                             162         386        563
                                                                 -------    --------   --------
                                                                 $ 9,731    $ 16,652   $ 24,447
                                                                 =======    ========   ========

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1998, 1999 and 2000


 NOTE L--OTHER EXPENSES

Other expenses consisted of the following for the years ended December 31 (dollars in thousands):

                                                                   1998       1999       2000
                                                                 -------    --------   --------

   Merchant credit card program                                  $ 2,665   $  7,460    $13,379
   Professional and other outside services                         1,122      1,446      1,694
   Stationery, supplies and postage                                  884        955        982
   Telephone and travel                                              598        870      1,067
   Amortization of core deposit intangible                           372        459        684
   Credit card program                                               346        240        122
   Data processing and ATM fees                                      324        299        304
   Development                                                       249        414        488
   Advertising                                                       247        412        374
   FDIC and other insurance                                          186        217        366
   Other (none exceeding 1% of revenues)                             723        833      1,124
                                                                 -------   --------    --------
                                                                 $ 7,716   $ 13,605    $ 20,584
                                                                 =======   ========    ========

NOTE M--INCOME TAXES

The components of income tax expense included in the statements of operations were as follows for the years ended December 31 (dollars in thousands):

                                                                   1998       1999       2000
                                                                 -------    --------   --------

   Currently payable
      Federal                                                    $ 2,063    $  2,076   $  3,721
      State                                                          709         651      1,285
                                                                 -------    --------   --------
                                                                   2,772       2,727      5,006
   Deferred tax benefit
      Federal                                                       (353)       (658)    (1,460)
      State                                                          (85)       (116)      (434)
                                                                 -------    --------   --------
                                                                    (438)       (774)    (1,894)
   Tax benefit of exercised stock options
      recorded as an addition to common stock                        183         318        175
                                                                 -------    --------   --------
   Net provision for income taxes                                $ 2,517    $  2,271   $  3,287
                                                                 =======    ========   =======


                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1998, 1999 and 2000


NOTE M--INCOME TAXES (Continued)

A reconciliation of income taxes computed at the federal statutory rate of 34% and the provision for income taxes for the years ended December 31 are as follows (dollars in thousands):

                                                                   1998       1999      2000
                                                                 -------    -------   -------


   Income tax at Federal statutory rate                          $ 2,221    $ 2,338   $ 3,448
      State franchise tax, less federal
         income tax benefit                                          467        492       726
      Interest on municipal obligations exempt
         from Federal tax                                           (227)      (283)     (324)
      Interest on enterprise zone loans exempt
         from State tax                                              (38)       (79)      (72)
      Life insurance earnings and expenses                           (55)       (42)     (234)
      Low income housing credits                                       -       (190)     (141)
      Deferred tax asset valuation allowance
         change                                                      122          6      (127)
      Other differences                                               27         29        11
                                                                 -------    -------   -------
   Provision for income taxes                                    $ 2,517    $ 2,271   $ 3,287
                                                                 =======    =======   =======



The tax effects of temporary differences that give rise to the components of the net deferred tax asset recorded as an other asset as of December 31 were as follows (dollars in thousands):

                                                                              1999       2000
                                                                            --------   --------
   Deferred tax assets:
      Allowance for loan and lease losses                                   $   924    $ 2,030
      Nonqualified benefit plans                                              1,207      1,998
      Deferred loan fees                                                        380         97
      State franchise taxes                                                     200        440
      Depreciation                                                              752        887
      Unrealized securities holding losses                                      247         -
      Merchant Bankcard program                                                 635        950
      Core deposit intangible amortization                                       98        168
      Organization costs                                                        145        110
      Other                                                                     276        362
                                                                            -------    -------
               Total deferred tax assets                                      4,864      7,042
      Valuation allowance for deferred tax assets                              (338)      (264)
                                                                            -------    -------
               Deferred tax assets recognized                                 4,526      6,778
   Deferred tax liabilities:
      Loan premium                                                                -      1,150
      Unrealized securities holding gains                                         -        767
      Equity in income of subsidiaries                                          248        287
      Federal Home Loan Bank stock dividends                                     61         38
      Other                                                                     174        322
                                                                            -------    -------
               Total deferred tax liabilities                                   483      2,564
                                                                            -------    -------
               Net deferred tax asset                                       $ 4,043    $ 4,214
                                                                            =======    =======

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1998, 1999 and 2000


NOTE M--INCOME TAXES (Continued)

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

Income taxes receivable were $53,000 and $1,210,000 at December 31, 1999 and 2000, respectively. The income tax benefit related to net investment securities losses was $97,000 and $48,000 during 1999 and 2000, respectively. There were no net investment gains during 1998.


NOTE N--EARNINGS PER SHARE

The following is a computation of basic and diluted earnings per share for the years ended December 31, which has been retroactively adjusted for stock dividends and splits (dollars in thousands except per share amounts):

                                                                 1998         1999            2000
                                                               -------       -------         -------

Basic:

Net income                                                   $     4,016   $     4,607     $     6,855
                                                             ===========   ===========     ===========
Weighted-average common shares outstanding                     4,876,404     5,048,547       5,763,848
                                                             ===========   ===========     ===========
Earnings per share                                           $      0.82   $      0.91     $      1.19
                                                             ===========   ===========     ===========
Diluted:

Net income                                                   $     4,016   $     4,607     $     6,855
                                                             ===========   ===========     ===========

Weighted-average common shares outstanding                     4,876,404     5,048,547       5,763,848

Net effect of dilutive stock options - based on the
 treasury stock method using average market price                502,037       508,274         422,500
                                                             -----------   -----------     -----------
Weighted-average common shares outstanding
 and common stock equivalents                                  5,378,441     5,556,821       6,186,348
                                                             ===========   ===========     ===========
Diluted earnings per share                                   $      0.75   $      0.83     $      1.11
                                                             ===========   ===========     ===========

Options to purchase 59,290, 1,100 and 35,146 shares of common stock at $12.50, $13.52 per share and $14.32 per share, respectively, were outstanding at December 31, 2000 but were not included in the computation of diluted earnings per share because the options' exercise price exceeded the average market price of the common shares. Options to purchase 1,100 and 35,203 shares of common stock at $13.52 per share and $14.32 per share, respectively, were outstanding at December 31, 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. All options outstanding at December 31, 1998 were included in the computation of diluted earnings per share.

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1998, 1999 and 2000


NOTE O--BENEFIT PLANS

Retirement and Profit Sharing Plan: Humboldt Bancorp has a defined contribution retirement plan covering substantially all of the Banks' and Bancorp's employees. Contributions to the plan are made at the discretion of the Board of Directors in an amount not to exceed the maximum amount deductible under the profit sharing plan rules of the Internal Revenue Service. Employees may elect to have a portion of their compensation contributed to the plan in conformity with the requirements of Section 401(k) of the Internal Revenue Code. Salaries and employee benefits expense includes Bank contributions to the retirement plan of $189,000 during 1998, $223,000 during 1999 and $279,000 during 2000. In addition, Bancorp has a profit sharing plan that provides for incentive compensation based upon specified percentages. Salaries and employee benefits expense includes amounts accrued for this plan of $950,000 during 1998, $1,398,000 during 1999 and $1,691,000 during 2000.

Director Fee Plan: The Bancorp has adopted the Humboldt Bank Director Fee Plan (the Fee Plan). The Fee Plan permits each Bancorp director to elect to receive his/her director's fees in the form of Bancorp common stock, cash, or a combination of Bancorp common stock and cash, and to elect to defer the receipt of any of the foregoing until the end of his/her term as a Bancorp director. If deferral is elected, the amount of the director's fees shall be credited to an account on behalf of the director, however, such crediting shall constitute a mere promise on the part of the Bancorp to pay/distribute on this account. The account is otherwise unsecured, unfunded and subject to the general claims of creditors of Humboldt Bank and Bancorp. The Fee Plan provides for the issuance of up to 146,410 shares of Bancorp common stock. The amount of such fees
deferred  in  1998,  1999  and  2000  totaled  $58,000,   $86,000  and  $65,000,
respectively. At December 31, 1999 and 2000, the liability for amounts due under this plan totaled $196,000 and $215,000, respectively, or approximately 20,083 and 23,518 shares of stock.

Employee Stock Bonus Plan: Humboldt Bank has an Employee Stock Bonus Plan which is funded annually at the sole discretion of the Board of Directors. Funds are invested in Bancorp stock, when available, and is purchased at the current market price on behalf of all employees except the executive officers of the Bancorp. The compensation cost recognized for 1998, 1999 and 2000 was $20,000, $20,000 and $40,000, respectively. In addition, $100,000 was transferred from the profit sharing plan into this Plan in 1999.


NOTE P--STOCK OPTION PLAN

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

                                       1998       1999       2000
                                     -------    -------    -------
   Net income
       As reported                   $ 4,016    $ 4,607    $ 6,855
       Pro forma                       3,716      4,407      6,573

   Earnings per share
       As reported                      0.82       0.91       1.19
       Pro forma                        0.76       0.87       1.14

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1998, 1999 and 2000


NOTE P--STOCK OPTION PLAN (Continued)

                                    1998       1999       2000
                                    ----       ----       ----
   Diluted earnings per share
       As reported                  0.75       0.83       1.11
       Pro forma                    0.69       0.80       1.06

The Bancorp has a stock option plan under which incentive and nonstatutory stock options, as defined under the Internal Revenue Code, may be granted. Options representing 456,255 shares of the Bancorp's no par value common stock may be granted under the plan by the Board of Directors to directors, officers and key, full-time employees at an exercise price not less than the fair market value of the shares on the date of grant. In addition, 590,512 options are outstanding that were granted by Humboldt Bank prior to the formation of the Bancorp. Options may have an exercise period of not longer than 10 years and the options are subject to a graded vesting schedule of 33% per year for incentive stock options. Nonstatutory stock options vest immediately.

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option   pricing  model  with  the  following   weighted-average
assumptions:

                                               1998       1999       2000
                                             -------------------------------

            Dividend yield                        0%         0%         0%
            Expected life:
               Incentive                     10 years   10 years   10 years
               Nonstatutory                  10 years   10 years   10 years
            Expected volatility               10.69%     15.00%     13.42%
            Risk-free interest rate:
               Incentive                       5.95%      6.50%      5.39%
               Nonstatutory                    5.20%      6.50%      5.39%

A summary of stock option activity, adjusted to give effect to stock dividends in 1998, 1999 and 2000 and the 1999 stock split follows:


                                                               Incentive Stock Options
                           -------------------------------------------------------------------------------------------
                                        1998                              1999                           2000
                           --------------------------       --------------------------      --------------------------
                             Weighted-                         Weighted-                      Weighted-
                              Average                           Average                        Average
                           Exercise Price     Shares        Exercise Price      Shares      Exercise Price     Shares
                           --------------    --------       --------------     -------      --------------    --------
Shares under option at
   beginning of year          $ 3.78          601,692          $   4.08        531,352         $  5.03         547,121

Options granted                 9.75            6,050             10.87        62,944            12.47          62,738

Options exercised               2.02          (75,031)             2.26       (46,868)            2.05         (45,210)

Options expired                 8.32           (1,359)             9.27          (307)           10.46          (2,014)
                                             --------                         -------                         --------
Shares under option at
   end of year                  4.08          531,352              5.03       547,121             6.08         562,635
                                             ========                         =======                         ========

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1998, 1999 and 2000

NOTE P--STOCK OPTION PLAN (Continued)



                                                               Incentive Stock Options
                           -------------------------------------------------------------------------------------------
                                        1998                              1999                           2000
                           --------------------------       --------------------------      --------------------------
                             Weighted-                         Weighted-                      Weighted-
                              Average                           Average                        Average
                           Exercise Price     Shares        Exercise Price      Shares      Exercise Price     Shares
                           --------------    --------       --------------     -------      --------------    --------

Options exercisable at
   end of year                                446,815                          446,113                         508,246

 Weighted-average fair
   value of options granted
   during the year            $  4.37                           $  5.36                         $  5.35

                                                             Nonstatutory Stock Options
                           -------------------------------------------------------------------------------------------
                                        1998                              1999                           2000
                           --------------------------       --------------------------      --------------------------
                             Weighted-                         Weighted-                      Weighted-
                              Average                           Average                        Average
                           Exercise Price     Shares        Exercise Price      Shares      Exercise Price     Shares
                           --------------    --------       --------------     -------      --------------    --------

Shares under option at
   beginning of year          $ 3.79          493,866           $  4.33        452,562          $  5.00        407,669

Options granted                 9.29           30,800             13.04         26,699            12.50         64,759

Options exercised               2.76          (72,104)             3.77        (71,592)            2.74        (39,989)
                                             --------                          -------                        --------
Shares under option at
   end of year                  4.33          452,562              5.00        407,669             6.33        432,439
                                             ========                          =======                        ========
Options exercisable at
   end of year                                452,562                          407,669                         432,439

Weighted-average fair value
   of options granted
   during the year              3.80                               6.39                            5.36



The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                                        Options Outstanding
                       -----------------------------------------------------
                                       Weighted-Average
    Range of              Number          Remaining         Weighted-Average
Exercise Prices        Outstanding     Contractual Life      Exercise Price
- ---------------        -----------     ----------------     ----------------

$2.15 to $3.57            531,632           3.3 years            $  3.07
$4.37 to $6.54            119,302           5.6 years               5.41
$9.09 to $11.59           181,924           7.6 years               8.31
$12.50 to $14.32          162,216           9.1 years              10.99
                       ----------
$2.15 to $14.32           995,074           6.8 years               5.60
                       ==========

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1998, 1999 and 2000


NOTE P--STOCK OPTION PLAN (Continued)

                                        Options Exercisable
                                 ----------------------------------
    Range of                       Number          Weighted-Average
Exercise Prices                  Exercisable        Exercise Price
- ---------------                  -----------       ----------------

$2.15 to $3.57                     531,632              $  3.07
$4.37 to $6.54                     119,302                 5.41
$9.09 to $11.59                    152,149                 9.94
$12.50 to $14.32                   137,602                12.96
                                 ---------
$2.15 to $14.32                    940,685                 5.92
                                 =========


NOTE Q--RELATED PARTY TRANSACTIONS

Bancorp has entered into transactions with its directors, executive officers and their affiliates and subsidiaries of the Bancorp (related parties). The following is a summary of the aggregate activity involving related party borrowers at December 31, 1999 and 2000 (dollars in thousands):

                                                       1999         2000
                                                     --------     --------

     Loans outstanding at beginning of year          $  6,451     $  4,865
     Loan disbursements                                 2,862        4,861
     Loan repayments                                   (4,448)      (5,095)
                                                     --------     --------
     Loans outstanding at end of year                $  4,865     $  4,631
                                                     ========     ========

At December 31, 1999 and 2000, commitments to related parties of approximately $4,892,000 and $2,193,000, respectively, were undisbursed. Bancorp has issued letters of credit on behalf of related parties totaling $816,000 and $2,270,000 at December 31, 2000 and 1999, respectively.

Deposits received from directors and officers totaled $634,000 and $817,000 at December 31, 1999 and 2000, respectively.

Bancorp made payments totaling $73,000 in 1998, and $77,000 in 1999 to a travel business formerly owned by a director. Payments under contracts with directors' companies for premises remodeling, repair and engineering services totaled $32,000 in 1998, $33,000 in 1999 and $71,000 in 2000. Bancorp purchased computer equipment and office furniture from businesses owned by members of executive officers' immediate families totaling $20,000 in 1998. Bancorp leases two facilities from companies owned by directors. Payments on these leases during 1998, 1999 and 2000 totaled $31,000, $61,000 and $93,000, respectively.

Humboldt Bank and Capitol Valley Bank routinely participate in loan transactions. At December 31, 1999 and 2000, the outstanding loan balances purchased from Humboldt Bank by Capitol Valley Bank was $2,649,000 and $4,200,000 and the outstanding loan balances purchased from Capitol Valley Bank by Humboldt Bank was $2,760,000 and $23,793,000, respectively.

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1998, 1999 and 2000


NOTE Q--RELATED PARTY TRANSACTIONS (Continued)

Humboldt Bank provides loan support and performs loan servicing for Capitol Valley Bank. The amount of loans serviced by Humboldt Bank at December 31, 1999 and 2000 totaled $13,358,000 and $70,481,000, respectively.

Humboldt Bank and Capitol Valley Bank purchase leases that are originated by Bancorp Financial Services, a subsidiary of Bancorp. These outstanding lease receivable balances, net of unearned interest, totaled $2,163,000 and $803,000 at December 31, 1999 and 2000, respectively. In addition, Humboldt Bank extended a $3.8 million line of credit to Bancorp Financial Services with interest at the prime rate plus .50% per annum. This line of credit expired May 2, 2000 and was not renewed. During 2000, Bancorp purchased $2,376,000 in Lease-Backed Notes issued by Bancorp Financial Services Funding Company, a subsidiary of Bancorp Financial Services. These notes earn interest at 10.625% and mature on July 15, 2005.

Bancorp made a loan guarantee of $7 million to Bancorp Financial Services' primary commercial bank lender which was released on December 28, 2000. In addition, Humboldt Bancorp committed to purchase $4 million in subordinated debentures of Bancorp Financial Services. Humboldt Bancorp and Tehama Bancorp intend to sell all or substantially all of their interests in Bancorp Financial Services during 2001.


NOTE R--COMMITMENTS AND CONTINGENT LIABILITIES

Postemployment Benefit Plans and Life Insurance Policies: Bancorp has purchased single premium life insurance policies in connection with the implementation of salary continuation and deferred compensation plans for certain key employees. The policies provide protection against the adverse financial effects from the death of a key employee and provide income to offset expenses associated with the plans. The specified employees are insured under the policies, but the Bancorp is the owner and beneficiary. At December 31, 1999 and 2000, the cash surrender value of these policies totaled approximately $5,157,000 and $10,407,000, respectively.

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

At December 31, 1999 and 2000, liabilities recorded for the estimated present value of future salary continuation and deferred compensation benefits totaled approximately $2,716,000 and $3,870,000, respectively. Salary continuation benefits may be paid if termination is without cause or due to a change in control of Bancorp. Otherwise no benefits are paid upon termination. Deferred compensation is vested as to the amounts deferred. In the event of death or under certain other circumstances, Bancorp is contingently liable to make future payments greater than the amounts recorded as liabilities. Based on present circumstances, Bancorp does not consider it probable that such a contingent liability will be incurred or that in the event of death, such a liability would be material after consideration of life insurance benefits.

Lease Commitments: Bancorp leases thirteen sites under noncancellable operating leases. Five of the leases are renewable for an additional five-year period, three of the leases are renewable for two consecutive five-year periods and one of the leases is renewable for three consecutive five-year periods. The leases contain varying requirements for increases including adjustments based on the Consumer Price Index with minimum increases of 2% and maximum increases of 10%. Other leases have scheduled adjustments to the base rent.

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1998, 1999 and 2000


NOTE R--COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

As of December 31, 2000, future minimum lease payments under noncancelable operating leases are as follows (dollars in thousands):

    Year ended December 31:
        2001                                        $   537
        2002                                            458
        2003                                            430
        2004                                            417
        2005                                            413
        Thereafter                                    1,024
                                                    -------
           Total minimum lease commitments          $ 3,279
                                                    =======

Rent expense for the years ended December 31, 1998, 1999 and 2000 totaled $269,000, $401,000 and $689,000, respectively. Sublease rental income was $50,000 in 2000. Future sublease income is $50,000 annually through November 2008.

Financial Instruments with Off-Balance-Sheet Risk: Bancorp's financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, credit card arrangements and standby letters of credit. A summary of Bancorp's commitments and contingent liabilities at December 31, is as follows (dollars in thousands):

                                                    Contractual Amounts
                                                      1999       2000
                                                    -------------------

            Commitments to extend credit            $ 62,256   $ 93,457
            Credit card arrangements                   9,256      7,334
            Standby letters of credit                  3,951      2,364

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Bancorp evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Bancorp upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, certificates of deposits and income-producing commercial properties. At December 31, 1999 and 2000, approximately $157,000 and $60,000, respectively, of Bancorp's undisbursed credit card commitments were secured by deposit accounts.

                       HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1998, 1999 and 2000


NOTE R--COMMITMENTS AND CONTINGENT LIABILITIES (Continued)


Standby letters of credit are conditional commitments issued by Bancorp to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. All letters of credit are short-term guarantees with no guarantees extending more than two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending facilities to customers. Bancorp holds assigned deposit accounts as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 1999 and 2000 varies from zero to 100%; the average amount collateralized is approximately 83% in 1999 and 78% in 2000. None of these letters of credit were utilized during 1999 or 2000.

Bancorp has not incurred any losses on its commitments in 1998, 1999 or 2000.

Merchant  Credit  and  Debit  Card  Sales  Processing:   Bancorp  processes  the
settlement of credit and debit card sales for merchants located throughout the continental United States, Alaska, Hawaii and Puerto Rico. The process involves collecting funds from the card issuing bank and crediting the merchant accounts in exchange for a merchant discount and other processing fees. The more significant areas of risk associated with this process includes the risk that funds due from the card issuing bank will be uncollectible, that significant fines may be assessed for violations of VISA or MasterCard rules or that the merchant will be unable to absorb chargebacks, deliver products due to insolvency or may commit fraud. To protect Bancorp from losses, merchant deposits of $54,153,000 at December 31, 1999 and $50,361,000 at December 31, 2000 have been established by withholding a percentage of merchant processing volume. Bancorp has incurred approximately $127,000 and $55,000 in losses, net of recoveries, during 1999 and 2000, respectively. Bancorp processed approximately $2.9 billion and $3.0 billion of credit and debit card sales for merchants during 1999 and 2000, respectively. Bancorp markets its merchant bankcard services through five independent service and marketing organizations (ISO's). Those five ISO's represent $2.6 billion of Bancorp's credit and debit card sales during 2000.

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

In addition to the types of loans as set forth in Note D, the Banks have concentrations in out-of-area participation loans, motel loans, commercial real estate and construction loans. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Standby letters of credit were granted primarily to commercial borrowers. The Banks, as a matter of policy, do not extend credit to any single borrower or group of related

                       HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1998, 1999 and 2000


NOTE S--CONCENTRATIONS OF CREDIT RISK (Continued)

borrowers on a secured basis in excess of 25% of its unimpaired capital (shareholders' equity plus the allowance for loan and lease losses) and on an unsecured basis in excess of 15% of its unimpaired capital.

Bancorp places its cash investments primarily in financial instruments backed by the U.S. Government and its agencies or by high quality financial institutions or corporations. At December 31, 1999 and 2000, approximately 63% and 26%, respectively, of Bancorp's net worth was invested in federal funds sold to one bank. In addition, at December 31, 2000, Bancorp had deposits in federally insured banks in excess of federally insured limits by $5,151,000.


NOTE T--REGULATORY MATTERS

Generally, the primary source of cash for the Bancorp will be dividends received from its subsidiaries. Banking regulations limit the amount of cash dividends that may be paid without prior approval of Humboldt Bank's, Capitol Valley Bank's and Capitol Thrift and Loan's regulatory agency. Cash dividends are limited to the lesser of retained earnings, if any, or net income for the last three years, net of the amount of any other distributions made to shareholders during such periods. As of December 31, 2000, $3,776,000 was available for cash dividend distributions for Humboldt Bank without prior approval. Capitol Valley Bank and Capitol Thrift and Loan could not declare dividends at December 31, 2000 without prior approval from the regulatory agency.

Bancorp and its subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minium capital requirements can initiate certain mandatory---and possible additional discretionary---actions by regulators that, if undertaken, could have a direct material effect on the Bancorp's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bancorp and its subsidiaries must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. These capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Bancorp to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that Bancorp meets all capital adequacy requirements to which it is subject.

As of December 31, 2000, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bancorp and its subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized Bancorp must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category. The Bancorp and its subsidiaries' actual capital amounts and ratios are also presented in the table.

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1998, 1999 and 2000


NOTE T--REGULATORY MATTERS (Continued)

                                                                                          To Be Well
                                                                                       Capitalized Under
                                                                For Capital            Prompt Corrective
                                         Actual              Adequacy Purposes         Action Provisions
                                  ------------------        -------------------      ---------------------
                                   Amount      Ratio        Amount        Ratio       Amount        Ratio
                                  --------     -----        -------       -----      --------      -------
                                                           (dollars in thousands)
As of December 31, 1999:
  Total Capital
     (to Risk Weighted Assets)
     Consolidated                 $ 34,666     12.07%       $ 22,984  >    8.0%         N/A
                                                                      -
     Humboldt Bank                $ 29,454     11.05%       $ 21,354  >    8.0%      $ 26,692  >    10.0%
                                                                      -                        -
     Capitol Valley Bank          $  3,683     20.29%       $  1,452  >    8.0%      $  1,816  >    10.0%
                                                                      -                        -
  Tier I Capital
     (to Risk Weighted Assets)
     Consolidated                 $ 31,312     10.90%       $ 11,492  >    4.0%         N/A
                                                                      -
     Humboldt Bank                $ 26,181      9.82%       $ 10,677  >    4.0%      $ 16,015  >     6.0%
                                                                      -                        -
     Capitol Valley Bank          $  3,602     19.84%       $    726  >    4.0%      $  1,089  >     6.0%
                                                                      -                        -
  Tier I Capital
     (to Average Assets)
     Consolidated                 $ 31,312      7.50%       $ 16,689  >    4.0%         N/A
                                                                      -
     Humboldt Bank                $ 26,181      6.61%       $ 15,844  >    4.0%      $ 19,805  >     5.0%
                                                                      -                        -
     Capitol Valley Bank          $  3,602     19.82%       $    727  >    4.0%      $    909  >     5.0%
                                                                      -                        -
As of December 31, 2000:
  Total Capital
     (to Risk Weighted Assets)
     Consolidated                 $ 57,803     11.74%       $ 39,385  >    8.0%         N/A
                                                                      -
     Humboldt Bank                $ 33,535     10.15%       $ 26,435  >    8.0%      $ 33,044  >    10.0%
                                                                      -                        -
     Capitol Valley Bank          $  5,867     11.95%       $  3,929  >    8.0%      $  4,911  >    10.0%
                                                                      -                        -
     Capitol Thrift and Loan      $ 12,084     11.01%       $  8,779  >    8.0%      $ 10,974  >    10.0%
                                                                      -                        -
  Tier I Capital
     (to Risk Weighted Assets)
     Consolidated                 $ 51,715     10.50%       $ 19,692  >    4.0%         N/A
                                                                      -
     Humboldt Bank                $ 30,033      9.09%       $ 13,218  >    4.0%      $ 19,826  >     6.0%
                                                                      -                        -
     Capitol Valley Bank          $  5,280     10.75%       $  1,964  >    4.0%      $  2,947  >     6.0%
                                                                      -                        -
     Capitol Thrift and Loan      $ 10,705      9.75%       $  4,390  >    4.0%      $  6,584  >     6.0%
                                                                      -                        -
  Tier I Capital
     (to Average Assets)
     Consolidated                 $ 51,715      8.70%       $ 23,862  >    4.0%         N/A
                                                                      -
     Humboldt Bank                $ 30,033      7.46%       $ 16,101  >    4.0%      $ 20,126  >     5.0%
                                                                      -                        -
     Capitol Valley Bank          $  5,280      8.71%       $  2,425  >    4.0%      $  3,031  >     5.0%
                                                                      -                        -
     Capitol Thrift and Loan      $ 10,705      8.45%       $  5,070  >    4.0%      $  6,337  >     5.0%
                                                                      -                        -

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1998, 1999 and 2000


NOTE U--CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

Condensed balance sheets as of December 31, 1999 and 2000 and the related condensed statements of operations and cash flows for the three years in the period ended December 31, 2000 for Humboldt Bancorp (parent company only) are presented as follows (dollars in thousands):


                            Condensed Balance Sheets
                           December 31, 1999 and 2000

                                                          1999       2000
                                                        --------   --------
Assets
  Cash                                                  $    757   $     54
  Investment in subsidiaries                              32,922     47,340
  Investment in leasing company                            2,731      3,844
  Investment securities                                        -      2,002
  Other assets                                               453      2,871
                                                        --------   --------
                                                        $ 36,863   $ 56,111
                                                        ========   ========
Liabilities
  Borrowed funds                                        $  2,000   $    700
  Trust preferred securities                                   -      5,310
  Other liabilities                                          370        511
Stockholders' equity
  Common stock                                            28,405     42,723
  Retained earnings                                        6,088      6,867
                                                        --------   --------
                                                        $ 36,863   $ 56,111
                                                        ========   ========

                       Condensed Statements of Operations
              For the years ended December 31, 1998, 1999 and 2000

                                               1998       1999       2000
                                             --------   --------   --------

Dividends from subsidiaries                  $  2,085   $  2,500   $  6,500
Reimbursement from subsidiaries of
  allocated expenses                                -      2,210      3,489
Other income                                        3          7        420
Expenses                                          (87)    (3,227)    (6,506)
                                             --------   --------   --------
Income before taxes                             2,001      1,490      3,903
Tax (expense) benefit                             (51)       307      1,097
                                             --------   --------   --------
Income before equity in net income of
  subsidiaries and leasing company              1,950      1,797      5,000
Equity in undistributed net income of
  subsidiaries and leasing company              2,066      2,810      1,855
                                             --------   --------   --------
Net income                                   $  4,016   $  4,607   $  6,855
                                             ========   ========   ========

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1998, 1999 and 2000


NOTE U--CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (Continued)

                Condensed Statements of Cash Flows For the years
                     ended December 31, 1998, 1999 and 2000



                                                                   1998         1999          2000
                                                                 -------      --------     ---------
Operating activities:
  Net income                                                     $  4,016     $  4,607     $   6,855
  Adjustments to reconcile net income to net cash
    (used) provided by operating activities:
    Equity in undistributed net income of subsidiaries
      and leasing company                                          (2,066)      (2,810)       (1,856)
    Dividend of Humboldt Bank's investment in leasing
      company to Bancorp                                           (2,085)           -             -
    Increase in other assets                                        (184)         (256)       (2,418)
    Increase in other liabilities                                     83           287           141
                                                                 -------      --------     ---------
      Net cash (used) provided by operating activities              (236)        1,828         2,722

Investing activities:
  Acquisition of Capitol Thrift and Loan (net of dividends)            -             -        (9,675)
  Investment in Capitol Valley Bank                                    -        (4,500)       (1,700)
  Investment in Humboldt Bank                                          -        (1,900)       (1,300)
  Investment in leasing company                                        -             -        (1,000)
  Purchase of available-for-sale securities                            -             -          (160)
  Purchase of held-to-maturity securities                              -             -        (2,376)
  Proceeds from maturity of held-to-maturity securities                -             -           534
  Reimbursement from subsidiary                                      183           319             -
                                                                 -------      --------     ---------
      Net cash provided (used) by investing activities               183        (6,081)      (15,677)
Financing activities:
  Proceeds from note payable                                           -         2,000             -
  Payments on notes payable                                            -             -        (1,300)
  Proceeds from issuance of trust preferred securities                 -             -         5,310
  Cash paid for fractional shares                                     (8)           (4)           (3)
  Proceeds from issuance of common stock                             362         2,209         8,245
                                                                 -------      --------     ---------
      Net cash provided by financing activities                      354         4,205        12,252
                                                                 -------      --------     ---------
      Net increase (decrease) in cash                                301           (48)         (703)
Cash at beginning of year                                            504           805           757
                                                                 -------      --------     ---------
      Cash at end of year                                        $   805      $    757     $      54
                                                                 =======      ========     =========


NOTE V--ACQUISITIONS

Silverado Merger Corporation: In September 1999, Bancorp acquired all of the outstanding shares of Silverado Merger Corporation for 49,502 shares of Bancorp restricted common stock for $10.91 per share and warrants to purchase up to 99,000 shares of Bancorp stock for $13.50 per share. The 49,502 shares of common stock were issued in December 2000. The warrants to purchase up to 99,000 shares of common stock for $13.50 per share will

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1998, 1999 and 2000


NOTE V--ACQUISITIONS (Continued)

become exercisable if Capitol Valley Bank achieves certain business objectives. Until the contingencies related to the warrants are resolved, they will not be included in per share information. As part of the acquisition agreement, some shareholders and supporters of Silverado Merger Corporation purchased $1.6 million of Bancorp restricted common stock at $12.00 per share pursuant to a private placement in September 1999. Silverado had no operations, and all of its obligations and liabilities were extinguished prior to consummation of the merger. Therefore, Silverado's financial statements at the time of the merger were immaterial.

Global Bancorp: On April 8, 2000 Bancorp purchased the assets and assumed the liabilities of Global Bancorp, a bank holding company that owned Capitol Thrift and Loan. Total consideration paid was $16,500,000, of which $11,960,000 was in cash and the remaining $4,540,000 was a promissory note due January 30, 2002 bearing interest at 8%, which is contingent on future events and can be adjusted upward or downward based on criteria set forth in the merger agreement. This promissory note is not reflected in the financial statements since it is contingent upon future events. The acquisition was accounted for using the purchase method of accounting and the results of operations of Capitol Thrift and Loan are included in the financial statements since the date of acquisition. Since the fair value of tangible assets acquired net of the liabilities assumed exceeds the cash purchase price, premises and equipment were adjusted to zero and the excess of $1,869,000 was recorded as negative goodwill, which is being amortized over 15 years on a straight-line basis. When the contingencies related to the promissory note are resolved and the additional consideration is paid, the additional cost will first be applied against the negative goodwill with the excess, if any, used to restore premises and equipment to fair value.

The following table presents unaudited pro forma results of operations for the years ended December 31, 1998, 1999 and 2000, including adjustments for amortization of negative goodwill, as though Capitol Thrift and Loan had been acquired as of January 1, 1998 (dollars in thousands):

                                     1998       1999       2000
                                   -------    -------    -------

Net interest income                $19,146    $20,914    $26,933
Net income                           4,957      5,701      6,945


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

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1998, 1999 and 2000


NOTE W--FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values of the Bancorp's financial instruments are as follows at December 31 (dollars in thousands):


                                                         1999                     2000
                                               -----------------------  ------------------------
                                                             Estimated                Estimated
                                                 Carrying       Fair      Carrying      Fair
                                                  Amount       Value       Amount       Value
                                               ----------   ----------  -----------  -----------
Financial assets:
   Cash and due from banks                     $  31,339    $  31,339   $  38,225    $  38,225
   Interest-bearing deposits in other banks           20           20         171          171
   Federal funds sold                             21,375       21,375      13,000       13,000
   Investment securities available-for-sale      115,360      115,360      99,433       99,433
   Investment securities held-to-maturity                                   1,842        1,842
   Loans and leases held for sale                  2,147        2,149
   Loans and leases,  net                        222,975      222,114     407,937      406,629
   Accrued interest receivable                     2,147        2,147       3,314        3,314
   Cash surrender value of life insurance          5,157        5,157      10,407       10,407

Financial liabilities:
   Deposits                                      378,630      378,655     506,808      506,877
   Accrued interest payable                          678          678       1,158        1,158
   Borrowed funds                                  5,316        5,316      34,021       34,021
   Trust preferred securities                         -            -        5,310        5,310



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

    Loans and leases, net: For variable-rate loans that reprice frequently and fixed rate loans that mature in the near future, with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other fixed rate loans are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Bancorp's lease portfolio has relatively high fixed rates that usually do not fluctuate with market changes and, therefore, the carrying amount is a reasonable estimate

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1998, 1999 and 2000


NOTE W--FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

    Borrowed funds and trust preferred securities: The fair value of borrowed funds and trust preferred securities is estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar debt instruments.

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


NOTE X--SUBSEQUENT EVENTS

On September 10, 2000, Bancorp entered into a merger agreement with Tehama Bancorp, a California bank holding company that owns Tehama Bank, a California state-licensed bank with 6 branches located in four Northern California counties. Under the merger agreement, all of Tehama Bancorp's outstanding common stock would be acquired by Humboldt Bancorp in a business combination accounted for as a pooling of interests. Upon consummation of the transaction on March 9, 2001, stockholders of Tehama Bancorp received approximately 3,394,000 shares of Humboldt Bancorp's stock. Historical financial information presented in future reports will be restated to include Tehama Bank. Tehama Bancorp is a 50% partner with Humboldt Bancorp in Bancorp Financial Services.

The  following   summarized   unaudited  operating  data  gives  effect  to  the
acquisition had it occurred on January 1, 1998:

                                             As of and for the year ended
                                       (in thousands, except per share amounts)
                                            1998        1999         2000
                                         ---------   ---------    ---------

Total assets                             $ 663,700   $ 776,616    $ 897,778
Stockholders equity                         52,824      60,042       72,313
Net income                                   6,290       7,298        9,338
Basic earnings per share                      0.72        0.81         1.02
Diluted earnings per share                    0.67        0.77         0.97

                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1998, 1999 and 2000


NOTE Y--OPERATING SEGMENTS

Reportable  operating  segments  are  generally  defined  as  components  of  an enterprise for which discrete financial information is available, whose operating results are regularly reviewed by the organization's decision makers and whose revenue from external customers is 10 percent or more of total revenue. The Bancorp has three reportable segments under this definition, retail banking, thrift and loan and merchant bankcard services. The retail banking segment provides traditional banking services such as checking, savings, IRA and Keogh accounts, time certificates of deposit, loans, and lease financings. The thrift and loan segment provides consumer and commercial loans funded by thrift and investment certificates. The merchant bankcard segment processes the settlement of credit and debit card sales for merchants and issues and maintains credit card accounts for its customers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Each segment receives an allocation of administrative expenses. The Bancorp evaluates performance based on profit or loss from operations before income taxes. The Bancorp's reportable segments are strategic business units that provide different services that are carried out by separate departments. Included in the retail banking segment are all other operations of the Bancorp, which include an investment in an equipment leasing company and limited partnerships.

The following table includes segment profit, including certain revenues and expenses, and segment assets (dollars in thousands) as of and for the year ended:


                                                                            Merchant
                                                Retail        Thrift and    Bankcard
                                                Banking          Loan       Services     Total
                                               ---------    ------------  ----------   ---------
December 31, 1999:
Revenue from external customers                $   4,071           -      $  14,992    $  19,063
Interest income                                   24,612           -            628       25,240
Interest expense                                   8,163           -            182        8,345
Depreciation and amortization                      2,987           -            273        3,260
Segment profit, before taxes                       2,691           -          4,187        6,878
Other significant non-cash items:
  Additions to reserves for potential losses         804           -            832        1,636
Segment assets                                   361,543           -         62,106      423,649
Investment in equity method investees              4,063           -             -         4,063

December 31, 2000:
Revenue from external customers                    3,202    $     267        23,184       26,653
Interest income                                   33,719        8,682           447       42,848
Interest expense                                  12,727        4,777           374       17,878
Depreciation and amortization                      2,317          (92)          169        2,394
Segment profit, before taxes                       3,253        1,707         5,182       10,142
Other significant non-cash items:
  Additions to reserves for potential losses       1,654            4         1,004        2,662
Segment assets                                   418,805      128,204        60,983      607,992
Investment in equity method investees              5,100           -             -         5,100


                        HUMBOLDT BANCORP AND SUBSIDIARIES

                        December 31, 1998, 1999 and 2000


NOTE Z--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents the summary results for the stated eight quarters:



                                                               For the quarter ended
                                            --------------------------------------------------------
                                              March 31,     June 30,    September 30,    December 31,
                                                2000          2000          2000             2000
                                            -----------    ---------    ------------     ------------
                                                  (Dollars in thousands, except per share data)

Interest income                             $   7,804      $ 10,877      $ 12,013          $ 12,154
Interest expense                                2,793         4,516         5,133             5,436
                                            ---------      --------      --------          --------
Net interest income                             5,011         6,361         6,880             6,718
Provision for loan losses                         557           693           352               213
Other income                                    6,625         7,152         7,194             6,980
Other expenses                                  9,362        10,339        10,419            10,844
                                            ---------      --------      --------          --------
Income before taxes                             1,717         2,481         3,303             2,641
Income taxes                                      553           806         1,122               806
                                            ---------      --------      --------          --------
Net income                                  $   1,164      $  1,675      $  2,181          $  1,835
                                            =========      ========      ========          ========
Earnings per share:
  Basic                                     $    0.22      $   0.28      $   0.37          $   0.31
  Diluted                                   $    0.20      $   0.26      $   0.34          $   0.29


                                                               For the quarter ended
                                            --------------------------------------------------------
                                              March 31,     June 30,    September 30,    December 31,
                                                1999          1999          1999             1999
                                            -----------    ---------    ------------     ------------
                                                  (Dollars in thousands, except per share data)


Interest income                             $   5,723      $  5,783      $  6,338          $  7,396
Interest expense                                1,792         1,789         2,054             2,710
                                            ---------      --------      --------          --------
Net interest income                             3,931         3,994         4,284             4,686
Provision for loan losses                         318           188           191               349
Other income                                    3,905         4,757         5,130             5,731
Other expenses                                  5,985         6,977         7,615             7,917
                                            ---------      --------      --------          --------
Income before taxes                             1,533         1,586         1,608             2,151
Income taxes                                      536           489           512               734
                                            ---------      --------      --------          --------
Net income                                  $     997      $  1,097      $  1,096          $  1,417
                                            =========      ========      ========          ========
Earnings per share:
  Basic                                     $    0.20      $   0.22      $   0.22          $   0.27
  Diluted                                   $    0.19      $   0.20      $   0.20          $   0.24
