Form 10-Q
period 2001-03-31
HUMBOLDT BANCORP
filed 2001-05-15
CIK 1008554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the Transition Period from ___________ to ___________

                         Commission file number 0-21656


                                HUMBOLDT BANCORP
                                ----------------
             (Exact name of registrant as specified in its charter)

        California                                       93-1175466
        ----------                                       ----------
(State of Incorporation)                   (I.R.S. Employer Identification No.)


                                2440 Sixth Street
                            Eureka, California 95502
                            -------------------------
              (Address and Zip Code of Principal Executive Offices)

                                 (707) 445-3233
                               (Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Common stock, no par value:  9,390,438 shares outstanding as of May 14, 2001

                                      INDEX

PART I Financial Information

     Item 1. Financial Statements

     Consolidated Balance Sheets (unaudited) at March 31, 2001 and December 31, 2000

     Consolidated Statements of Income (unaudited) for the Three Months Ended March 31, 2001 and 2000

     Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2001 and 2000

     Notes to Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.

PART II Other Information

        Item 1.  Legal Proceedings
        Item 2.  Changes in Securities
        Item 3.  Defaults Upon Senior Securities
        Item 4.  Submission of Matters to a Vote of Security Holders
        Item 5.  Other Information
        Item 6.  Exhibits and Reports on Form 8-K

PART I FINANCIAL INFORMATION
Item 1 -Financial Statements
HUMBOLDT BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)




                                                                                  Restated
                                                                                 December 31,
(in thousands)                                               March 31, 2001         2000
                                                             --------------      ------------
Assets
    Cash and due from banks                                     $  51,168         $  60,126
    Interest-bearing deposits in other banks                          987               171
    Federal funds sold                                             43,135            13,000
    Investment securities available-for-sale, at fair value       106,287           126,920
    Investment securities held-to-maturity                         23,651            14,867
   Loans held for sale                                                474               373
   Loans and leases                                               597,458           583,136
    Less:  allowance for loan and lease losses                      8,602             8,367
                                                                ---------         ---------
         Net loans and leases                                     588,856           574,769
    Premises and equipment, net                                    18,842            18,723
    Accrued interest receivable and other assets                   32,282            35,992
    Discontinued operations                                         6,217             7,348
                                                                ---------         ---------
            Total assets                                        $ 871,899         $ 852,289
                                                                =========         =========
Liabilities
   Deposits
      Noninterest-bearing                                       $ 167,913         $ 163,264
      Interest-bearing                                            575,427           549,543
                                                                ---------         ---------
            Total deposits                                        743,340           712,807
   Accrued interest payable and other liabilities                  11,124            13,775
   Borrowed funds                                                  34,268            47,349
   Bancorp fixed rate capital trust pass-through
       securities (Trust Preferred Securities)                     10,465             5,310
                                                                ---------         ---------
                Total liabilities                                 799,197           779,241

Shareholders' Equity
   Common stock, no par value; 50,000,000 shares
     authorized; 9,409,467  and 9,352,311 shares issued
     and outstanding                                               58,517            58,295
   Retained earnings                                               12,792            13,681
   Accumulated other comprehensive loss income                      1,393             1,072
                                                                ---------         ---------
              Total shareholders' equity                           72,702            73,048
                                                                ---------         ---------
              Total Liabilities and Shareholders' Equity        $ 871,899         $ 852,289
                                                                =========         =========

HUMBOLDT BANCORP AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)


                                                        For the Three months Ended
                                                                  March 31,
(in thousands except per share amounts)                    2001              2000
                                                         --------          --------
Interest Income
  Interest and fees on loans and leases                  $ 14,211          $  8,929
  Interest on investment securities:
    Taxable                                                 1,698             1,874
    Exempt from Federal income taxes                          411               417
  Interest on federal funds sold                              435               356
  Interest on deposits in other banks                           8                18
                                                         --------          --------
    Total interest income                                  16,763            11,594
                                                         --------          --------
Interest Expense
  Interest on deposits                                      6,927             4,067
  Interest on borrowed funds and other                        831               125
                                                         --------          --------
    Total interest expense                                  7,758             4,192
                                                         --------          --------
      Net interest income                                   9,005             7,402

Provision for loan and lease losses                           794               857
                                                         --------          --------
  Net interest income after provision
    for loan and lease losses                               8,211             6,545
                                                         --------          --------
Other Income
  Fees and other income                                     5,474             4,171
  Service charges on deposit accounts                       1,351             1,013
  Net gain on sale of loans                                    88                89
  Net investment securities gains (losses)                    126               (14)
                                                         --------          --------
    Total Other income                                      7,039             5,259
                                                         --------          --------
Other Expenses
  Salaries and employee benefits                            5,679             4,561
  Net occupancy and equipment expense                       1,305             1,120
  Other expense                                             4,101             3,765
  Merger-related expenses                                   3,531
                                                         --------          --------
    Total Other Expenses                                   14,616             9,446
                                                         --------          --------
    Income before taxes and discontinued
      operations                                              634             2,358
  Provision for income Taxes                                  461               793
                                                         --------          --------
    Income before discontinued operations                     173             1,565
    Income (loss), discontinued operations                 (1,062)              211
                                                         --------          --------
    Net Income (loss)                                    $   (889)         $  1,776
                                                         ========          ========
  Change in unrealized holding gains for period                75              (212)
                                                         --------          --------
  Comprehensive income                                   $   (814)         $  1,564
                                                         ========          ========
  Basic earnings (loss) per share                        $  (0.09)         $   0.21
                                                         ========          ========
  Diluted earnings (loss) per share                      $  (0.09)         $   0.19
                                                         ========          ========
  Basic earnings per share, continuing
    operations                                           $   0.02          $   0.18
                                                         ========          ========
  Diluted earnings per share, continuing
     operations                                          $   0.02          $   0.17
                                                         ========          ========

  Basic shares outstanding                                  9,391             8,601
  Diluted shares outstanding                                9,909             9,137


HUMBOLDT BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)


                                                        For the Three months Ended
                                                                  March 31,
(in thousands except per share amounts)                    2001               2000
                                                         ---------         ---------

Cash flows from operating activities:
  Net income                                             $    (889)        $   1,776
  Adjustments to reconcile net income to net cash
    Provided (used) by operating activities:
      Depreciation, amortization and accretion               1,169               655
      Provision for loan losses                                794               857
      Loss (gain) on sale of investment securities            (126)               14
      Net change in assets                                   1,736            (1,057)
      Net change in liabilities                                (86)            1,556
   Change in mortgage loans held for sale                     (101)            1,897
        Net cash provided by operating activities            3,635             5,490

Cash flows from investing activities, net of purchase
  acquisitions:
    Proceeds from sales/maturities of securities
      available for sale                                    49,014            17,158
    Proceeds from sales/maturities of securities
      held to maturity                                         355               250
    Purchases of securities available for sale             (28,457)           (4,577)
    Purchases of securities held to maturity                  (155)             (160)
    Net increase in loans                                  (15,462)          (26,473)
    Federal funds sold, net                                (30,225)          (19,725)
    Net change in interest-bearing deposits in banks          (901)              (99)
    Investment in associated companies                           -            (2,000)
    Cash provided to unconsolidated leasing company         (8,533)
    Purchase of bank premises and equipment                 (1,233)             (730)
       Net cash used in investing activities               (35,597)          (36,356)

Cash flows from financing activities, net of purchase
  acquisitions:
    Net change in deposits                                  30,533            10,555
    Payments on borrowed funds                             (15,024)           (2,023)
    Proceeds from borrowed funds                             2,188             5,592
    Proceeds from trust preferred                            5,000             5,150
    Proceeds from issuance of stock
      Net cash provided by financing activities             22,919            26,806

Net change in cash and cash equivalents                     (9,043)           (4,060)
Cash and cash equivalents at beginning of period            60,126            48,497
Cash and cash equivalents at end of period               $  51,083         $  44,437

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                             $   7,906         $   4,247
    Income Taxes                                         $     235         $     153

 NON-CASH TRANSACTIONS
    Unrealized holding (gain) losses on securities       $    (541)        $    (184)
    Deferred income taxes on unrealized holding gains
      and losses on securities                           $     221         $      77
    Stock dividend                                       $       -         $    6,073
    Loans transferred to REO                             $     480         $      593


                        Humboldt Bancorp and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 1 - Significant Accounting Policies

     The accounting and financial reporting policies of Humboldt Bancorp ("Humboldt") and its subsidiaries conform to generally accepted accounting principles and general banking industry practices. The consolidated financial statements have not been audited and all material intercompany balances and transactions have been eliminated. A more detailed description of Humboldt's accounting policies is included in the 2000 annual report filed on Form 10-K.

     In management's opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments are considered normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim periods.

     During the first quarter of 2001, Humboldt reclassified the accounting for some various income statement items related to its merchant bankcard operations. These reclassifications included reporting of certain interchange fees as reductions of fee revenue instead of operating expenses. The reclassifications were applied to all periods presented in order for a comparable presentation of financial results.

Note 2 - Completed Merger

     On March 9, 2001, Humboldt completed its merger with Tehama Bancorp ("Tehama"), a single-bank holding company based in Red Bluff, California, in exchange for 3.39 million shares of Humboldt common stock. This merger was accounted for as a pooling of interests. At December 31, 2000, Tehama had $221 million of total assets, $192 million of total liabilities and $19 million of total stockholders' equity. During the first quarter of 2001, Humboldt recognized expenses related to the Tehama merger of $2.8 million, net of tax. Upon completion of the merger, Tehama's principal subsidiary, Tehama Bank, became a wholly-owned subsidiary of Humboldt and Humboldt became the sole shareholder of Bancorp Financial Services, Inc.

Note 3 - Trust Preferred Securities

     In February 2001, Humboldt formed a wholly-owned Connecticut statutory business trust, Humboldt Bancorp Statutory Trust I ("Humboldt Trust I"), which issued $5 million of guaranteed preferred beneficial interests in Humboldt's junior subordinated deferrable interest debentures. These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Humboldt Trust I are owned by Humboldt. The proceeds from the issuance of the common securities and the trust preferred securities were used by Humboldt Trust to purchase $5.2 million of junior subordinated debentures of Humboldt which carry a fixed interest rate of 10.20%. The proceeds received by Humboldt from the sale of the junior subordinated debentures were used to provide capital for Bancorp Financial Services, Inc., a wholly-owned subsidiary of Humboldt, and other corporate purposes. The debentures represent the sole asset of Humboldt Trust I. The debentures and related income statement effects are eliminated in Humboldt's financial statements.

     The trust preferred securities accrue and pay distributions semiannually at a fixed rate of 10.20% per annum of the stated liquidation value of $1,000 per capital security. Humboldt has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the trust preferred securities;
(ii) the redemption price with respect to any trust preferred securities called for redemption by Humboldt Trust I, and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Humboldt Trust I.

     The trust preferred securities are mandatorily redeemable upon maturity of the debentures on February 22, 2031, or upon earlier redemption as provided in the indenture. Humboldt has the right to redeem the debentures purchased by Humboldt Trust I in whole or in part, on or after February 22, 2011. As specified in the indenture if the debenture are redeemed prior to maturity, the redemption price will be the principal amount, any other accrued or unpaid interest, plus a premium ranging from 5.10% in 2011 to 0.51% in 2020.

Note 4 - Discontinued Operations

     During the first quarter of 2001, Humboldt's Board of Directors completed a strategic review of Bancorp Financial Services, Inc. ("BFS"), a subsidiary that principally acquires and services small-ticket leases. This review was initiated in response to a number of factors, including the increased regulatory burden associated with BFS being a wholly-owned subsidiary of Humboldt after completion of the Tehama merger, future capital needs of BFS to support its operations and servicing of leases and reliance upon the leased-backed securities market for liquidity. As a result of this review, Humboldt adopted a plan to discontinue the operations of BFS by its sale and engaged an investment banking firm to facilitate the sale. As a result of adoption of this plan, Humboldt has classified BFS as a discontinued operation and is reporting the estimated fair value of BFS as a single unconsolidated asset held for sale on the balance sheet. In addition, operating results of BFS for the first quarter of 2000 and 2001, and the valuation adjustment recorded during the first quarter of 2001, are included, net of tax, in the income statement as income (loss) from discontinued operations.

Note 5 - Earnings (Loss) Per Share

                                                  For the Three Months
                                                    Ended March 31,
(In thousands, except per share data)               2001       2000
                                                  -------------------
Basic earnings per share:
   Weighted average shares outstanding              9,391       8,601
   Net income (loss)                              $  (889)      1,776
   Net income from continuing operations          $   173       1,565
   Basic earnings (loss) per share                $ (0.09)       0.21
   Basic earnings per share - continuing
      operations                                  $  0.02        0.18

Diluted earnings per share:
    Weighted average shares outstanding             9,391       8,601
     Net effect of the assumed exercise of
       stock options based on the treasury
       stock method using average market
       price for the period                           518         536
                                                  -------------------
    Total weighted average shares and common
        stock equivalents outstanding               9,909       9,137
   Net income (loss)                              $  (889)      1,776
   Net income from continuing operations          $   173       1,565
   Diluted earnings (loss) per share              $ (0.09)       0.19
   Diluted earnings per share - continuing
     operations                                   $  0.02        0.17

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although Humboldt believes that the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements included in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where Humboldt operates); competition from other providers of financial services offered by Humboldt; government regulation and legislation; changes in interest rates; material unforeseen changes in the financial stability and liquidity of Humboldt's credit customers; and other risks detailed in Humboldt's filings with the Securities and Exchange Commission, all of which are difficult to predict and which may be beyond the control of Humboldt. Humboldt undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Overview

     Humboldt Bancorp. ("Humboldt") is a bank holding company registered under the Bank Holding Company Act of 1956. As of March 31, 2001, Humboldt had the following subsidiaries:

Subsidiary Name                     Classification          Total Assets (000'S)
---------------                     --------------          --------------------
Humboldt Bank                       Commercial Bank                $435,072
Capitol Valley Bank                 Commercial Bank                  57,057
Tehama Bank                         Commercial Bank                 240,447
Capitol Thrift & Loan               Industrial Bank                 129,229
Bancorp Financial Services, Inc.*   Specialty Finance Company        33,061

*Bancorp Financial Services, Inc. is classified as a discontinued operation held for sale and, accordingly, is not consolidated in Humboldt's balance sheet or income statement.

     Total consolidated assets at March 31, 2001, were $872 million, compared with $852 million at December 31, 2000, an increase of 10% on an annualized basis. During the first quarter of 2001, Humboldt adopted a plan whereby Bancorp Financial Services, Inc. is classified as a discontinued operation. Additional information regarding this is provided under the "Bancorp Financial Services -Discontinued Operations" section below.

Completed Merger with Tehama Bancorp

     On March 9, 2001, Humboldt completed its merger with Tehama Bancorp ("Tehama"), a single-bank holding company based in Red Bluff, California, in exchange for 3.39 million shares of Humboldt common stock. This merger was accounted for as a pooling of interests and, accordingly, all financial information contained within this report has been restated to reflect the combination of Humboldt and Tehama for all periods presented. At December 31, 2000, Tehama had $244 million of total assets, $222 million of total liabilities and $22 million of total stockholders' equity. During the first quarter of 2001, Humboldt recognized expenses related to the Tehama merger of $2.8 million, net of tax. Upon completion of the merger, Tehama's principal subsidiary, Tehama

Bank, became a wholly-owned subsidiary of Humboldt and Humboldt became the sole shareholder of Bancorp Financial Services, Inc. ("BFS"), which was jointly owned by Humboldt and Tehama prior to completion of the merger.

Trust Preferred Securities

     In February 2001, Humboldt formed a wholly owned Connecticut statutory business trust, Humboldt Bancorp Statutory Trust I ("Humboldt Trust I"), which issued $5 million of guaranteed preferred beneficial interests in Humboldt's junior subordinated deferrable interest debentures. These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Humboldt Trust I are owned by Humboldt. The proceeds from the issuance of the common securities and the trust preferred securities were used by Humboldt Trust to purchase $5.2 million of junior subordinated debentures of Humboldt which carry a fixed interest rate of 10.20%. The proceeds received by Humboldt from the sale of the junior subordinated debentures were used to provide operating liquidity for Bancorp Financial Services, Inc., a wholly-owned subsidiary of Humboldt, and other corporate purposes. The debentures represent the sole asset of Humboldt Trust I.

     The trust preferred securities accrue and pay distributions semiannually at a fixed rate of 10.20% per annum of the stated liquidation value of $1,000 per capital security. Humboldt has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the trust preferred securities;
(ii) the redemption price with respect to any trust preferred securities called for redemption by Humboldt Trust I, and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Humboldt Trust I.

     The trust preferred securities are mandatorily redeemable upon maturity of the debentures on February 22, 2031, or upon earlier redemption as provided in the indenture. Humboldt has the right to redeem the debentures purchased by Humboldt Trust I in whole or in part, on or after February 22, 2011. As specified in the indenture if the debenture are redeemed prior to maturity, the redemption price will be the principal amount, any other accrued or unpaid interest, plus a premium ranging from 5.10% in 2011 to 0.51% in 2020.

Bancorp Financial Services, Inc. - Discontinued Operations

     During the first quarter of 2001, Humboldt's Board of Directors completed a strategic review of BFS, a subsidiary that principally acquires and services small-ticket leases. This review was initiated in response to a number of factors, including the increased regulatory burden associated with BFS being a wholly-owned subsidiary of Humboldt after completion of the Tehama Bancorp merger, reliance upon the leased-backed securities market for liquidity, and, as previously reported, future capital needs of BFS to support its operations and servicing of leases in light of its cash shortage. As a result of this review, Humboldt adopted a plan to discontinue the operations of BFS by its sale and engaged an investment banking firm to facilitate the sale. Based upon BFS's financial condition and continuing losses during the first quarter, and anticipated losses in future quarters, of 2001, BFS's investment banker has terminated its relationship in selling BFS. Humboldt is currently considering other alternatives, including an asset sale or liquidation.

     As a result of adoption of this plan, Humboldt has classified BFS as a discontinued operation and is reporting BFS's estimated fair value at March 31, 2001, of $6.2 million as a single unconsolidated asset held for sale on the balance sheet. Humboldt reported a net loss on discontinued operations of $1.1 million, net of tax, for the first quarter of 2001. This loss included a net operating loss of $600,000 and a valuation adjustment of $462,000, net of tax. For the first quarter of 2000, BFS had net operating income of $211,000, which has been reclassified as income from discontinued operations.

     Further, as previously disclosed, since the latter part of the year ended December 31, 2000, BFS experienced substantial delays in issuing term-leased backed notes due to the changing economic environment and deterioration of the leased backed securities market. As a result, BFS experienced, and continues to experience, a cash shortage to finance its operations and service its leases.

     During January 2001, Humboldt purchased $4.0 million of subordinated debentures from BFS. These debentures bear an interest rate of 12% per annum, payable quarterly, and have a term of three years. BFS issued the debentures in order to cure certain financial covenant defaults related to its borrowing agreements with unrelated third parties. During the fourth quarter of 2000 BFS's ratio of debt to equity had risen beyond the covenant limits. The $4.0 million of subordinated debentures qualify as capital for purposes of the borrowing agreements and, accordingly, provided for a cure of the covenant defaults.

     During February 2001, BFS borrowed $4.5 million from an unrelated third party and used the proceeds to acquire a like amount of Class C Leased-Back Notes that were issued by an affiliate of BFS. This loan is secured by certain financial assets of BFS and bears an interest rate of 12%. Under the terms of the agreement, BFS must repay principal in the amount of $2.0 million upon the sale of certain lease-backed securities to an unrelated third party and any remaining balance in monthly payments equal to the cash flows received on the Class C Leased-Back Notes.

     During March 2001, Humboldt purchased the $4.5 million lease-backed securities described above for $3.0 million in cash and a note payable of $1.5 million from BFS in order to provide BFS with cash for its operations. Under the terms of the purchase, Humboldt agreed to reduce the amount of the note payable if additional cash is needed to fund the operations of BFS.

     In addition, to finance its acquisitions of equipment lease and auto loan contracts, BFS has entered into credit facilities with commercial banks. On one of its lines of credit in the amount of approximately, $5.6 million, BFS is in technical default because it failed to achieve a profit that violated a loan covenant. The lender has waived this technical default with the right to rescind the waiver at any time. However, no assurance can be given that BFS will continue to receive a waiver of its technical default.

     In addition, BFS has a line of credit and term loans in the principal amount outstanding of approximately $8 million as of April 30, 2001, with First Bank of California. On May 10, 2001, First Bank of California issued a notice of technical default under its various loan agreements to BFS. First Bank of California has orally agreed to waive this technical default. Further, First Bank of California has orally agreed to renew BFS's line of credit until July 31, 2001, to an amount not to exceed $6 million. No assurance can be given that First Bank of California will not rescind its waiver or that BFS will not become in technical default on its loans in the future. In the event BFS becomes in default of its loans, BFS will not have the funds to repay such loans. As a result, a default will have a significant adverse effect on BFS and an adverse effect on Humboldt's investment in BFS.

     Until BFS's assets are sold or liquidated, BFS shall continue to incur losses and will require additional funds to finance its operations. Subsequent to March 31, 2001, Humboldt advanced an additional $687,000 to BFS under the terms of the $1.5 million note payable in order to provide cash for its operations. In light of these losses and cash requirements, Humboldt is monitoring and evaluating its investment in BFS.

Results of Continuing Operations

     For the three months ended March 31, 2001, Humboldt reported a net loss of $889,000, or $0.09 per diluted share, compared to net income of $1.8 million, or $0.19 per diluted share, for the same period in 2000. During the first quarter of 2001, Humboldt classified Bancorp Financial Services, Inc. as a discontinued operation held for sale. As a result of this classification, Humboldt reported net income from continuing operations for the first three months of 2001 of $173,000, or $0.02 per diluted share, compared with $1.6 million, or $0.17 per diluted share, for the same period in 2000.

     During the first three months of 2001, Humboldt recognized expenses related to the Tehama merger of $2.8 million, net of tax. Excluding the impact of merger related charges and loss from discontinued operations, Humboldt's net operating income for the first three months on 2001 was $2.9 million, or $0.30 per diluted share. These operating results produced a return on average shareholders' equity and return on average assets of 16.2% and 1.40%, respectively, compared with 11.2% and 1.01%, respectively, for the same period in 2000.

     The following table summarizes the components of income and expense for the first three months of 2001 and 2000 and the changes in those components for the periods presented.

Condensed Consolidated Statements of Income
Unaudited
(In thousands)


                                                 For the Three Months
                                                    Ended March 31,      Change
                                                 2001        2000        Amount    Percent
                                              ---------------------------------------------
Interest income                               $  16,763      11,594      5,169       45%
Interest expense                                  7,758       4,192      3,566       85%
                                              --------------------------------
Net interest income                               9,005       7,402      1,603       22%
Provision for loan losses                           794         857        (63)      (7%)
                                              --------------------------------
Net interest income after
    provision for loan losses                     8,211       6,545      1,666       26%
Non-interest income                               7,039       5,259      1,780       34%
Non-interest expense                             11,085       9,446      1,639       17%
Merger-related expense                            3,531           -                   Nm
                                              --------------------------------
Income before taxes                                 634       2,358     (1,724)     (73%)
Income tax expense                                  461         793       (332)     (42%)
                                              --------------------------------
Net income from continuing operations               173       1,565     (1,392)     (89%)
Income(loss) on discontinued
  operations, net of tax                        (1,062)         211     (1,273)    (603%)
                                              --------------------------------
Net income (loss)                             $   (889)       1,776     (2,665)    (150%)
                                              ================================
Net operating income*                             2,935       1,565      1,370       88%


Nm - not meanful
* Excludes merger-related expenses

Net Interest Income

     Net interest income is the largest source of Humboldt's operating income. Net interest income was $9.0 million for the three months ended March 31, 2001, an increase of 22% over the comparable period in 2000. The increase in net interest income for the first three of 2001 is primarily attributable to increases in outstanding average interest earning assets over the comparable prior year period.

     For the three months ended March 31, 2001, the net interest margin (net interest income as a percentage of average interest earning assets) on a fully-tax equivalent basis was 4.98%, 38 basis points less than the comparable prior year period and 16 basis points less than the fourth quarter of 2000. The compression of the margin is primarily due to continued general competitive pressures on loan and deposit pricing, the acquisition of Capitol Thrift and Loan (lower net margin), and the purchase of additional keyman life insurance.

     The following table shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned (on a fully-tax equivalent basis) and paid by Humboldt on those assets and liabilities for the three month periods ended March 31, 2000, December 31, 2000 and March 31, 2001.

Average Consolidated Balance Sheets and Net Interest Analysis
Fully tax-equivalent basis
(in thousands)

                                                                        For the Three Months Ended
                                              March 31, 2001                   March 31, 2000                  December 31, 2000
                                        --------------------------      --------------------------       --------------------------
                                        Average    Interest   Avg.      Average    Interest   Avg.       Average    Interest   Avg.
                                        Balance      (1)      Rate      Balance      (1)      Rate       Balance      (1)      Rate
                                        --------------------------      --------------------------       --------------------------
Assets:
Interest-earning assets:
  Loans, net of unearned income (2)   $ 582,704     14,086    9.80%     388,758    129,605    9.32%       572,828   14,103    9.98%
 Investment securities                  132,030      2,410    7.40%     150,554      2,507    6.75%       129,605    2,353    7.36%
  Federal funds sold
    and other interest income            35,458        480    5.49%      26,430        373    5.73%        21,514      361    6.81%
                                      ---------    -------            ---------   --------              ---------  -------
Total interest-earning assets /
  interest income                       750,192     16,976    9.18%     565,742     11,809    8.47%       723,947   16,817    9.42%
                                      ---------    -------            ---------   --------              ---------  -------
Non-interest-earning assets:
  Allowance for loan losses              (8,532)                         (5,809)                           (8,365)
  Cash and due from banks                51,375                          34,884                            59,593
  Premises and equipment                 19,288                          11,731                            18,835
  Goodwill and deposit intangibles        3,416                           3,652                             3,675
  Other assets                           34,384                          20,144                            31,963
                                      ---------                       ---------                         ---------
Total assets                          $ 850,123                         630,344                           829,648
                                      =========                       =========                         =========
Liabilities and Stockholders'
  Equity
Interest-bearing liabilities:
  Interest-bearing deposits:
    Transaction accounts              $  40,740         80    0.80%      41,475         97    0.95%        42,077       86    0.83%
    Savings deposits                    161,559      1,447    3.63%     121,236        838    2.80%       154,233    1,445    3.80%
    Certificates of deposit             361,488      5,402    6.06%     242,240      3,133    5.25%       351,394    5,247    6.05%
    Individual Retirement Accounts
                                      ---------    -------            ---------   --------              ---------  -------
    Total interest-bearing deposits     563,787      6,929    4.99%     404,951      4,068    4.08%       547,704    6,778    5.02%
                                      ---------    -------            ---------   --------              ---------  -------
Federal Home Loan Bank advances          28,707        399    5.64%       4,410         66    6.07%        11,996      194    6.56%
Other borrowings (3)                     19,890        430    8.76%       3,488         58    6.75%        29,851      488    6.63%
                                      ---------    -------            ---------   --------              ---------  -------
  Total borrowed funds                   48,597        829    6.92%       7,898        124    6.37%        41,847      682    6.61%
                                      ---------    -------            ---------   --------              ---------  -------


                                                                        For the Three Months Ended
                                              March 31, 2001                   March 31, 2000                  December 31, 2000
                                        --------------------------      --------------------------       --------------------------
                                        Average    Interest   Avg.      Average    Interest   Avg.       Average    Interest   Avg.
                                        Balance      (1)      Rate      Balance      (1)      Rate       Balance      (1)      Rate
                                        --------------------------      --------------------------       --------------------------

Total interest-bearing
  liabilities/interest expense          612,384      7,758    5.14%     412,849      4,192    4.12%       589,551    7,460    5.13%

Non-interest-bearing liabilities:
  Non-interest-bearing deposits         163,503                         153,806                           162,404
  Other liabilities                         875                           6,848                            10,055
                                      ---------                       ---------                         ---------
  Total liabilities                     776,762                         573,503                           762,010
                                      ---------                       ---------                         ---------
Stockholders' equity                     73,361                          56,841                            67,638
                                      ---------                       ---------                         ---------
Total liabilities
  and stockholders' equity            $ 850,123                         630,344                           829,648
                                      =========                       =========                         =========
Net interest-rate spread                                      4.04%                           4.35%                           4.29%
Impact of non-interest bearing
  sources and other changes in
  balance sheet composition                                   0.94%                           1.11%                           0.85%
                                                             ------                          ------                          ------
Net interest income/margin
  on interest-earning assets (4)                   $ 9,218    4.98%                  7,617    5.46%                  9,357    5.14%
                                                   =======   ======                 ======   ======                =======   ======



(1) Interest income on tax-exempt securities and loans has been increased by 50% to reflect comparable interest on taxable securities.
(2) For computational purposes, includes non-accrual loans and mortgage loans held for sale.
(3)  Includes Trust Preferred Securities.
(4) Tax equivalent net interest income as a percentage of average earning assets.

     The following table shows the relative impact on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by Humboldt on such assets and liabilities. Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amounts of the change in each category.

Change in Interest Income and Expense on a Tax Equivalent Basis
Unaudited
(in thousands)



                                        Three Months Ended March 31,          Three Months Ended March 31, 2001
                                            2001 Compared to 2000               Compared to December 31, 2000
                                             Increase (decrease)                   Increase (decrease)
                                           in interest income and                 in interest income and
                                                  expense                                expense
                                             due to changes in:                     due to changes in:
                                         Volume        Rate       Total       Volume        Rate        Total
                                       ----------   ---------   ---------   ---------    ---------   ----------
Interest-earning assets:
Loans                                  $    4,458        699        5,157         242         (259)         (17)
Investment securities                        (310)       213          (97)         44           13           57
Federal funds sold
  and other interest income                   128        (21)         107         232         (113)         119
                                       ----------   ---------   ---------   ---------    ---------   ----------
Total interest-earning assets               4,276         891       5,167         518         (359)         159

Interest-bearing liabilities:
Transaction accounts                           (2)        (15)        (17)         (3)          (3)          (6)
Savings deposits                              279         330         609          69          (67)           2
Money market accounts
Certificates of deposit                     1,542         727       2,269         150            5          155
Brokered certificates of deposit
Other time deposits
                                       ----------   ---------   ---------   ---------    ---------   ----------
  Total interest-bearing deposits           1,819       1,042       2,861         216          (65)         151



                                        Three Months Ended March 31,          Three Months Ended March 31, 2001
                                            2001 Compared to 2000               Compared to December 31, 2000
                                             Increase (decrease)                   Increase (decrease)
                                           in interest income and                 in interest income and
                                                  expense                                expense
                                             due to changes in:                     due to changes in:
                                         Volume        Rate       Total       Volume        Rate        Total
                                       ----------   ---------   ---------   ---------    ---------   ----------

FHLB advances                                 364         (31)        333         270          (65)         205
Other borrowings                              273          99         372        (162)         104          (58)
                                       ----------   ---------   ---------   ---------    ---------   ----------
  Total borrowed funds                        637          68         705         108           39          147
                                       ----------   ---------   ---------   ---------    ---------   ----------
Total interest-bearing liabilities          2,456       1,110       3,566         324          (26)         298
                                       ----------   ---------   ---------   ---------    ---------   ----------
Increase (decrease)
  in net interest income               $    1,820        (219)      1,601         194         (333)        (139)
                                       ==========   =========   =========   =========    =========   ==========


Provision for Loan Loss

     The provision for loan losses was $794,000, or 0.55% of average loans on an annualized basis, for the three months ended March 31, 2001, compared with
$857,000,  or  0.87%  of  average  loans,  for the  same  period  in  2000.  Net charge-offs for the first three months of 2001 were $560,000, or 0.39% of average loans on an annualized basis, compared to $183,000 thousand, or 0.19% of average loans on an annualized basis, for the same period in 2000. The reported provision for loan losses for the first quarter of 2001 includes $175,000 related to a review of the Tehama Bank loan portfolio in connection with the Tehama merger. The $175,000 provision was taken in order to charge off a like amount of non-performing loans in order for the Tehama Bank loan portfolio to conform to Humboldt's credit administration policy standards.

     The  provision  for loan  losses  and  allowance  for loan  losses  reflect management's consideration of the various risks in the loan portfolio. Additional discussion of loan quality and the allowance for loan loss in provided in the Asset Quality discussion section of this report.

Non-interest Income

     Non-interest income for the three months ended March 31, 2001, was $7.0 million, an increase of $1.8 million, or 34%, over the comparable 2000 period. The following table summarizes the major categories of non-interest income for the first three months of 2001 and 2000 and the changes in those components for the periods presented:

Other Non-Interest Income
(in thousands)
                                             For the
                                              Three
                                              Months
                                              Ended
                                             March 31,      Change      Change
                                          2001     2000     Amount     Percent
                                        ---------------------------------------
                                        ---------------------------------------
Merchant processing fees                 3,388    3,402        (14)         0%
ATM fees                                   840      560        280         50%
Bank-owned life insurance                  212      123         89         72%
Service charges on deposit accounts        511      453         58         13%
Gain on sale of loans                       88       89         (1)        (1%)
Gain (loss) on sale of securities          126      (14)       140      (1000%)
Other                                    1,874      646      1,228        190%
                                        ---------------------------------------
   Total other non-interest income       7,039    5,259      1,780         34%
                                        =======================================

     The increase in merchant processing fees is primarily attributable to the modification of a service agreement with one of Humboldt's independent service organization (ISO) clients. Under the terms of the revised contract, which expires in the fourth quarter of 2001, Humboldt recognized fee income of $843,000 during the first quarter of 2001. A similar amount of fee income will be recognized each quarter over the remaining term of the agreement if the ISO makes payments in accordance with the terms of the agreement. Although the revenue received by Humboldt during 2001 for the contract modification will reduce the processing fees in future years, management believes the modification provides Humboldt with a better risk-reward return than under the original agreement.

     Gains on the sale of investment securities recorded during the first three months of 2001 were $126,000, an increase of $140,000 over the same period in 2000.

Non-interest Expense

     For the three months ended March 31, 2001, non-interest expense totaled $14.6 million, an increase of $5.2 million, or 55%, over the same period in 2000. Included in non-interest expense for the first quarter of 2001were $3.7 million of operating expenses related to the merger with Tehama. These expenses consisted primarily of professional fees, data processing expenses, compensation arrangements and depreciation of equipment. Excluding the merger-related expenses, non-interest expense increased by 17.4% during the first quarter of 2001 over the same period in 2000.

     Salary and employee benefit expense, which represents the single largest component of non-interest expense, increased by $1.1 million, or 24%, compared with the same period in 2000. This increase is primarily attributed to asset growth which was 34%.

     Occupancy and equipment expense, excluding merger-related expense, for the three months of 2001 totaled $1.3 million, an increase of $185 thousand, or 17%, over the same period in 2000.

     Other non-interest expense for the three months ended March 30, 2001 was $4.1 million, an increase of 8% over the same period in 2000. This increase in primarily attributable to normal growth.

     The efficiency ratio, which is a measure of operating expenses excluding non-recurring expenses as a percentage of operating revenues, was 69.6% for the three months ended March 31, 2001, a 488 basis point improvement compared with the same period in 2000.

Income Taxes

     Income tax expense for the three months ended March 31, 2001, was $461,000, compared with $793,000 for the same period in 2000. The effective tax rate (income tax expense as a percentage of pre-tax net income) for the three months ended March 31, 2001, was 32.4%, compared to 33.6% for comparable 2000 period.

Investment Securities

     Average securities for the first three months of 2001 were $130 million, a decrease of $19 million, or 13%, over the comparable 2000 period. During the first quarter of 2001, Humboldt conducted a review of its securities portfolio in consideration of recent decreases in market interest rates, continued strong loan demand and the impact of the Tehama merger on the combined company's securities portfolio. As a result of this review, certain investment securities totaling approximately $42 million were sold during the first quarter of 2001, resulting in gains on sale of $126,000. Humboldt purchased $28 million of investment securities to replace those sold in the portfolio restructuring. In addition, Humboldt purchased $4.0 million of subordinated debentures and $4.5 million of lease-backed notes issued by BFS during the first quarter of 2001.

Loans

     Humboldt experienced annualized loan growth of 10% for the three-month period ended March 31, 2001. This growth was the result of continued favorable economic conditions in Humboldt's primary market areas, in particular the greater Sacramento, California region. Total loans, net of unearned income, totaled $598 million at March 31, 2001, compared to $584 million at December 31, 2000. Average loans for the three months ended March 31, 2001, were $583 million, compared to $573 million for the fourth quarter of 2000, representing annualized growth of 7%. The average yield on loans for the three months ended March 31, 2001, was 9.80%, compared to 9.32% for the same period in 2000 and 9.98% for the fourth quarter of 2000. The decrease in the average yield on loans is primarily due to the general decline in market interest rates during the first quarter of 2001. The average prime rate for the first quarter of 2001 was 8.78%, or 72 basis points lower than the fourth quarter of 2000.

Asset Quality

     Non-performing assets, which include non-accrual loans, loans past-due 90 days or more and still accruing interest and other real estate owned totaled $6.1 million at March 31, 2001, compared to $4.6 million at December 31, 2000. Total non-performing loans at March 31, 2001, increased by $1.4 million over the year-end 2000 level. Non-performing loans at March 31, 2001, consisted primarily of loans secured by real estate that are generally well secured and in the process of collection. Other real estate owned at March 31, 2001, totaled $1.2 million, compared to $1.0 million at December 31, 2000, and was comprised of six properties.

     Management classifies loans as non-accrual when principal or interest is 90 days or more past due and the loan is not sufficiently collateralized and in the process of collection. Once a loan is classified as non-accrual, it cannot be reclassified as an accruing loan until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan agreement appear relatively certain. Foreclosed properties held as other real estate owned are recorded at the lower of Humboldt's recorded investment in the loan or market value of the property less expected selling costs.

        The following table presents information about Humboldt's non-performing assets, including quality ratios.

Non-Performing Assets
(in thousands)


                                              March 31,     December 31,     March 31,
                                                2001           2000            2000

Non-accrual loans                            $   1,742         1,434           1,653
Loans past due 90 days or more and
  still accruing                                 3,199         2,107           1,461
    Total non-performing loans                   4,941         3,541           3,114
Other real estate owned                          1,161         1,009             456
    Total non-performing assets              $   6,102         4,550           3,570

Total non-performing loans as a
  percentage of total loans                      0.83%          0.61%           0.79%



                                              March 31,     December 31,     March 31,
                                                2001           2000            2000


Total non-performing assets as a
  percentage of total assets                     0.70%          0.53%           0.54%

Total loans                                    597,932        583,509         395,372
Allowance                                        8,602          8,368          6,715
Total assets                                   872,689        852,289         665,387



     The increase in non-accrual loans is primarily attributable to a $3 million loan secured by commercial real estate that was placed on non-accrual status during the first quarter of 2001. Humboldt is pursuing an aggressive resolution of the credit and does not expect to incur any material loss in connection with the workout.

     At March 31, 2001, Humboldt had approximately $1.8 million of outstanding loans that were not included in the past-due or non-accrual categories, but for which management had knowledge that the borrowers were having financial difficulties. Although these difficulties are serious enough for management to be uncertain of the borrowers' ability to comply with the original repayment terms of the loans, no losses are anticipated at this time in connection with these loans based on current market conditions, cash flow generation and collateral values. These loans are subject to routine management review and are considered in determining the adequacy of the allowance for loan losses.

     The allowance for loan and lease losses ("ALLL") at March 31, 2001, totaled $8.6 million, an increase of $234,000, or 3%, from December 31, 2000. The ratio of ALLL to total loans at March 31, 2001, was 1.44%, compared with 1.56% at March 31, 2000, and 1.43% at December 31, 2000. At March 31, 2001 and December 31, 2000, the ratio of ALLL to total non-performing loans was 174% and 236%, respectively.

     The following table provides an analysis of the changes in the ALLL for the three months ended March 31, 2001 and 2000.

Summary of Loan Loss Experience
(in thousands)

                                            Three Months Ended
                                                 March 31
                                           2001           2000
                                        ------------------------
Balance beginning of period             $  8,368           5,502
Provision for loan losses                   794              857
Loans charged-off                          (620)            (233)
Charge-off recoveries                        60               50
                                        ------------------------
Net charge-offs                            (560)            (183)
                                        ------------------------
Balance end of period                   $ 8,602            6,176
                                        ========================

                                                      March 31,    December 31,
                                                        2001            2000
Total loans:
   At period end                                     $  597,932        583,509
   Average (three months for 2001)                   $  582,704        503,739
As a percentage of average loans:
   Net charge-offs (annualized basis for 2001)             0.39%          0.37%
   Provision for loan losses (annualized basis
     for 2001)                                             0.55%          1.01%
Allowance as a percentage of period end loans              1.44%          1.43%
Allowance as a percentage of non-performing loans           174%           236%

Annualization factor                                        4.06

     During the fourth quarter of 2000 and continuing during the first quarter of 2001, the State of California has been subject to a deterioration of the ability of major utility companies to provide energy for the State's needs. In northern California, where Humboldt operates, the crisis has resulted in "rolling black-outs" where certain area are not provided with any electricity for periods of up to two hours. To date, the most significant impact has been a significant increase in electricity rates for most commercial and residential users, including Humboldt. In addition, the major utility companies have purchased electricity on a "spot" basis, at a price can which exceed their ability to pass on costs to customers and, as a result, one major utility company has filed for bankruptcy protection.

     The long-term impact of the energy crisis is not known, but could result in an economic slowdown in California as companies relocate or shift current or new production and facilities to locations in other states where energy prices are more affordable and stable. This and the direct impact of higher electricity rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay existing loans, the value of real estate and other collateral securing loans and Humboldt's financial condition and results of operations in general. As a result, the market value of Humboldt's common stock could be adversely impacted.

     Although Humboldt has no direct credit risk exposure to California utility companies, during the first quarter of 2001 Humboldt augmented its credit risk management practices in an attempt to monitor the impact of energy price increases on current and prospective borrowers.

     Management believes that the ALLL at March 31, 2001, is sufficient to absorb losses inherent in the loan portfolio. This assessment is based upon the best available information and does involve uncertainty and matters of judgement, including the impact of California energy prices discussed above. Accordingly, the adequacy of the loan loss reserve cannot be determined with precision and could be susceptible to significant change in future periods.

     Humboldt also bears certain indirect credit risks related to its Merchant Bankcard segment, which provides VISA and Mastercard settlement services for approximately 70,000 merchants located throughout the United States. Accordingly, Humboldt has implemented active risk mitigation and management practices and established reserves for losses associated with merchant processing. At March 31, 2001, the reserves for merchant processing losses totaled $2.4 million, an increase of $100,000 from year-end 2000. For the first three months of 2000, Humboldt recognized losses charged against the reserve of $41,000. During the first three months of 2001, Humboldt processed $1.2 billion of merchant processing transaction volume.

Deposits and Borrowed Funds

     Total deposits increased by $31 million during the first quarter of 2001, an annual growth rate of 17%.

     Total average non-interest bearing deposits for the three months ended March 31, 2001, were $168 million, an increase of $5 million, or 3%, from the same period in 2000. For the three months ended March 31, 2001, total average interest bearing deposits were $575 million, an increase of $25 million, or 5%, from the comparable 2000 period.

     Total average borrowed funds for the three ended March 31, 2001, were $49 million, an increase of $41 million, or 513%, from the comparable 2000 period. Most of this increase is attributed to increased net borrowings from the FHLB and was utilized to fund growth of the loan portfolio. At March 31, 2001, Humboldt had aggregate FHLB borrowings of approximately $30 million.

Asset/Liability Management

     Humboldt's financial performance is largely dependent upon its ability to manage market interest rate risk, which can be further defined as the exposure of Humboldt's net interest income to fluctuations in interest rates. Since net interest income is the largest component of Humboldt's revenue, management of interest rate risk is a priority. Humboldt's interest rate risk management program includes a coordinated approach to managing interest rate risk and is governed by policies and Humboldt's. The ALCO meets regularly to evaluate the impact of market interest rates on the assets, liabilities, net interest margin, capital and liquidity of Humboldt and to determine the appropriate strategic plans to address the impact of these factors.

     Humboldt's balance sheet structure is primarily short-term with most assets (71%) and liabilities (70%) either repricing or maturing in five years or less. Management monitors the sensitivity of net interest income to changes in market interest rates by utilizing a simulation model. This model measures net interest income sensitivity and volatility to interest rate changes based on assumptions which management believes are reasonable. Factors considered in the simulation model include actual maturities, estimated cash flows, repricing characteristics, and the relative sensitivity of assets and liabilities to changes in market interest rates. The simulation model considers other factors that can impact net interest income, including the mix of earning assets and liabilities, yield curve relationships, customer preferences and general market conditions. Utilizing the simulation model, management can project the impact of changes in interest rates on net interest income.

     At March 31, 2001, Humboldt's simulation model indicated that net interest income would increase by 1.4% if interest rates increased by 200 basis points and would decrease by 1.9% if interest rates fell by the same amount. Both of the simulation results are within the limits of Humboldt's policy. Humboldt does not currently utilize off-balance sheet derivative instruments for interest rate risk management.

Capital Resources and Liquidity

     The following table shows Humboldt's capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution at March 31, 2001 and December 31, 2000:

                                  March 31,       December 31,
                                    2001             2000

Leverage ratio                      9.31%            8.98%
  Regulatory minimum                4.00%            4.00%
  Well-capitalized minimum          5.00%            5.00%
Tier I risk-based capital          11.10%           10.78%
  Regulatory minimum                4.00%            4.00%
  Well-capitalized minimum          6.00%            6.00%
Total risk-based capital           12.31%           12.01%
  Regulatory minimum                8.00%            8.00%
  Well-capitalized minimum         10.00%           10.00%

     During February 2001, Humboldt issued $5.2 million of 10.20% junior subordinated deferrable interest debentures due February 22, 2031 ("the debentures") to Humboldt Bancorp Statutory Trust I ("Humboldt Trust I"), a Connecticut statutory trust in which Humboldt owns all the common equity. The debentures are the sole asset of Humboldt Trust I. Humboldt Trust I issued $5 million of trust preferred securities to institutional investors in an unregistered private placement. Although the subordinated debentures will be treated as debt of Humboldt, they currently qualify for Tier I capital treatment, subject to certain limitations. The trust preferred securities are callable by Humboldt on or after February 22, 2011, subject to certain liquidation premiums. The trust preferred securities must be redeemed upon maturity of the debentures in February 2031. Humboldt had previously issued $5.3 million of trust preferred securities in 2000 and, as of March 31, 2001, all of Humboldt's trust preferred securities qualify as Tier I capital.

     Humboldt has never declared a cash dividend on its common stock.

     Liquidity measures the ability to meet current and future cash flow needs as they become due. Maintaining an adequate level of liquid funds, at the most economical cost, is an important component of Humboldt's asset and liability management program. Humboldt has several sources of available funding to provide the required level of liquidity, including deposits and short and long-term borrowings. Like most banking organizations, Humboldt relies primarily upon cash inflows from financing activities (deposit gathering, short-term borrowing and issuance of long-term debt) in order to fund its investing activities (loan origination and securities purchases). The financing activity cash inflows such as loan payments and securities sales and prepayments are also a significant component of liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in Humboldt's quantitative and qualitative disclosures about market risk as of March 31, 2001, from that presented in Humboldt's Annual Report on Form 10-K for the year ended December 31, 2000.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings - None

Item 2 - Changes in Securities - None

Item 3 - Defaults Upon Senior Securities - None

Item 4 - Submission of Matters to a Vote of Security Holders- None

Item 5 - Other Information - None

Item 6 - Exhibits and Reports on Form 8-K

     (b) Form 8-K filed on March 20, 2001, reporting the completion of the merger with Tehama Bancorp.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   May 15, 2001                     HUMBOLDT BANCORP

                                         /s/  Theodore S. Mason

                                         Theodore S. Mason
                                         President and Chief Executive Officer


                                         /s/  Patrick J. Rusnak

                                         Patrick J. Rusnak
                                         Chief Financial Officer