Form 10-Q
period 2001-06-30
HUMBOLDT BANCORP
filed 2001-08-14
CIK 1008554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Quarterly Period Ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the Transition Period from ___________ to ___________

                         Commission file number 0-21656


                                HUMBOLDT BANCORP
             (Exact name of registrant as specified in its charter)

        California                                       93-1175466
  (State of Incorporation)                  (I.R.S. Employer Identification No.)

        2440 Sixth Street
        Eureka, California                                 95502
Address of Principal Executive Offices                   (Zip Code)

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

                                 YES [X] NO [ ]

Common stock, no par value: 10,336,032 shares outstanding as of August 10, 2001

                                      INDEX

PART I Financial Information

     Item 1.   Financial Statements

               Consolidated Balance Sheets (unaudited) at June 30, 2001 and December 31, 2000

               Consolidated Statements of Income (unaudited) for the Three Months Ended June 30, 2001 and 2000, Consolidated Statements of Income (unaudited) for the Six Months Ended June 30, 2001 and 2000

               Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2001 and 2000

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

Part I Financial Information
Item 1 - Financial Statements
HUMBOLDT BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)

                                                                                  Restated
                                                                    June 30,     December 31,
                                                                      2001           2000
                                                                  -----------    -----------
(in thousands)
Assets
  Cash and due from banks                                         $    53,948    $    60,126
  Interest-bearing deposits in other banks                              5,166            171
  Federal funds sold                                                   28,880         13,000
  Investment securities available-for-sale, at fair value             130,324        126,920
  Investment securities held-to-maturity                                6,977         14,867
  Loans held for sale                                                       0            373
  Loans and leases                                                    623,963        583,136
  Less:  allowance for loan and lease losses                            8,975          8,367
                                                                  -----------    -----------
      Net loans and leases                                            614,988        574,769
  Premises and equipment, net                                          18,873         18,723
  Accrued interest receivable and other assets                         36,387         35,992
  Discontinued operations                                                              7,348
                                                                  -----------    -----------
      Total assets                                                $   895,543    $   852,289
                                                                  ===========    ===========
Liabilities
  Deposits
    Noninterest-bearing                                           $   177,750    $   163,264
    Interest-bearing                                                  596,121        549,543
                                                                  -----------    -----------
      Total deposits                                                  773,871        712,807
  Accrued interest payable and other liabilities                       13,466         13,775
  Borrowed funds                                                       34,530         47,349
  Discontinued operations                                               1,287
  Bancorp fixed rate capital trust pass-through
    securities (TrustPreferred Securities)                             10,465          5,310
                                                                  -----------    -----------
      Total liabilities                                               833,619        779,241

Shareholders' Equity
  Common stock, no par value; 50,000,000 shares authorized;
    9,409,467  and 9,352,311 shares issued and outstanding             67,111         58,295
  Retained earnings / deficit                                          (6,640)        13,681
  Accumulated other comprehensive loss income                           1,453          1,072
                                                                  -----------    -----------
      Total shareholders' equity                                       61,924         73,048
                                                                  -----------    -----------
      Total Liabilities and
        Shareholders' Equity                                      $   895,543    $   852,289
                                                                  ===========    ===========


HUMBOLDT BANCORP AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)


                                                             For the Three Months Ended,    For the Six Months Ended
                                                                      June 30,                       June 30,
                                                                2001           2000            2001           2000
                                                             ----------     ----------      ----------     ----------

(in thousands except per share amounts)

Interest Income
  Interest and fees on loans and leases                      $   13,946     $   12,239      $   28,157     $   21,168
  Interest on investment securities:
    Taxable                                                       1,799          1,900           3,497          3,774
    Exempt from Federal income taxes                                398            416             809            833
  Interest on federal funds sold                                    425            380             860            736
  Interest on deposits in other banks                                45             37              53             55
                                                             ----------     ----------      ----------     ----------
      Total interest income                                      16,613         14,972          33,376         26,566
                                                             ----------     ----------      ----------     ----------
Interest Expense
  Interest on deposits                                            6,839          5,698          13,766          9,765
  Interest on borrowed funds and other                              757            464           1,588            589
                                                             ----------     ----------      ----------     ----------
      Total interest expense                                      7,596          6,162          15,354         10,354
                                                             ----------     ----------      ----------     ----------
        Net interest income                                       9,017          8,810          18,022         16,212
Provision for loan and lease losses                                 583            993           1,377          1,850
                                                             ----------     ----------      ----------     ----------
        Net interest income after provision for
        loan and lease losses                                     8,434          7,817          16,645         14,362
                                                             ----------     ----------      ----------     ----------
Other Income
  Fees and other income                                           5,906          4,635          11,380          8,673
  Service charges on deposit accounts                               973          1,034           2,324          2,047
  Net gain on sale of loans                                         378            121             466            210
  Net investment securities gains (losses)                           30            (60)            156            (74)
                                                             ----------     ----------      ----------     ----------
      Total Other income                                          7,287          5,730          14,326         10,856
                                                             ----------     ----------      ----------     ----------
Other Expenses
  Salaries and employee benefits                                  5,989          5,224          11,668          9,785
  Net occupancy and equipment expense                             1,407          1,195           2,712          2,315
  Other expense                                                   4,220          3,920           8,321          7,552
  Merger-related expenses                                             0                          3,531
                                                             ----------     ----------      ----------     ----------
      Total Other Expenses                                       11,616         10,339          26,232         19,652
                                                             ----------     ----------      ----------     ----------
      Income before taxes and discontinued operations             4,105          3,208           4,739          5,566
Provision for income Taxes                                        1,277          1,124           1,738          1,917
                                                             ----------     ----------      ----------     ----------
      Income before discontined operations                        2,828          2,084           3,001          3,649
      Income (loss), Discontinued operations                    (13,532)           367         (14,594)           578
                                                             ----------     ----------      ----------     ----------
      Net Income  (loss)                                     $  (10,704)    $    2,451      $  (11,593)    $    4,227
                                                             ==========     ==========      ==========     ==========
Change in unrealized holding gains / losses for period               60            (59)            135           (271)
                                                             ----------     ----------      ----------     ----------
Comprehensive income                                         $  (10,644)    $    2,392      $  (11,458)    $    3,956
                                                             ==========     ==========      ==========     ==========
Basic earnings (loss)  per share                             $    (1.04)    $     0.25      $    (1.13)    $     0.44
Diluted earnings (loss)  per share                           $    (0.99)    $     0.24      $    (1.07)    $     0.42

Basic earnings per share, continuing operations              $     0.27     $     0.21      $     0.29     $     0.38
Diluted earnings per share, continuing operations            $     0.26     $     0.20      $     0.28     $     0.36

Basic shares outstanding                                         10,336          9,823          10,333          9,643
Diluted shares outstanding                                       10,807         10,422          10,853         10,255


 HUMBOLDT BANCORP & SUBSIDIARIES
 Consolidated Statements of Cash Flows (Unaudited)
 In thousands

                                                                        For the Six Months Ended
                                                                                  June 30
                                                                           2001            2000
                                                                       --------------------------
                                                                              (In Thousands)
Cash flows from operating activities:
  Net income                                                           $ (11,593)          4,227
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
      Depreciation, amortization and accretion                             2,031           1,385
      Provision for loan losses                                            1,377           1,858
      Loss (gain) on sale of investment securities                          (156)             74
      Equity in loss/(income) of associated companies                      1,719            (546)
      Wind-down of discontinued operations                                12,585               -
      Net change in assets                                                (3,583)         (5,560)
      Net change in liabilities                                            2,256             156
  Change in mortgage loans held for sale                                     373           2,147
                                                                       --------------------------
        Net cash provided by operating activities                          5,009           3,741
                                                                       --------------------------
Cash flows from investing activities, net of purchase acquisitions:
  Proceeds from sales/maturities of securities available for sale         59,614          11,069
  Proceeds from sales/maturities of securities held to maturity              355          11,987
  Purchases of securities available for sale                             (50,328)        (13,050)
  Purchases of securities held to maturity                                  (155)           (160)
  Net increase in loans                                                  (41,223)        (60,531)
  Federal funds sold, net                                                (15,880)             20
  Net change in interest-bearing deposits in banks                        (4,995)           (196)
  Investment in associated companies                                           -               -
  Cash provided to unconsolidated leasing company                        (10,033)         (2,000)
  Proceeds from sale of forclosed real estate                                              1,508
  Purchase of subsidiary                                                                 (10,923)
  Purchase of bank premises and equipment                                 (2,030)         (2,776)
                                                                       --------------------------
        Net cash used in investing activities                            (64,675)        (65,052)
                                                                       --------------------------
Cash flows from financing activities, net of purchase acquisitions:
  Net change in deposits                                                  61,064          42,419
  Payments on borrowed funds                                             (16,352)         (2,204)
  Proceeds from borrowed funds                                             3,688          10,808
  Proceeds from trust preferred                                            5,000           5,310
  Proceeds from issuance of stock                                             88           7,516
                                                                       --------------------------
        Net cash provided by financing activities                         53,488          63,849
                                                                       --------------------------
Net change in cash and cash equivalents                                   (6,178)          2,538
Cash and cash equivalents at beginning of period                          60,126          48,496
                                                                       --------------------------
Cash and cash equivalents at end of period                             $  53,948          51,034
                                                                       ==========================
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                             $  15,319           7,332
  Income Taxes                                                         $   4,335           2,920
NON-CASH TRANSACTIONS
  Unrealized holding (gain) losses on securities                       $     200             255
  Deferred income taxes on unrealized holding gains and
    losses on securities                                               $     (80)            (43)
  Stock dividend                                                       $       -           6,025
  Loans transferred to REO                                             $     480             249


                                                            For the Three Months       For the Six Months
                                                               Ended June 30,            Ended June 30,
(In thousands, except per share data)                       2001           2000         2001         2000
---------------------------------------------------------------------------------------------------------
Basic earnings per share:
  Weighted average shares outstanding                       10,336        9,823        10,333       9,643
  Net income (loss)                                     $  (10,704)       2,451       (11,593)      4,227
  Net income from continuing operations                 $    2,828        2,084         3,001       3,649
  Basic earnings (loss) per share                       $    (1.04)        0.25         (1.12)       0.44
  Basic earnings per share - continuing operations      $     0.27         0.21          0.29        0.38

Diluted earnings per share:
  Weighted average shares outstanding                       10,336        9,823       10,333        9,643
  Net effect of the assumed exercise of
    stock options based on the treasury
    stock method using average market
    price for the period                                       471          599          520          612
                                                        -------------------------------------------------
  Total weighted average shares and common
    stock equivalents outstanding                           10,807       10,422       10,853       10,255
  Net income (loss)                                     $  (10,704)       2,451      (11,593)       4,227
  Net income from continuing operations                 $    2,828        2,084        3,001        3,649
  Diluted earnings (loss) per share                     $    (0.99)        0.24        (1.07)        0.41
  Diluted earnings per share - continuing operations    $     0.26         0.20         0.28         0.36


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

Note - 2  Completed Merger

     On March 9, 2001, Humboldt completed its merger with Tehama Bancorp ("Tehama"), a single-bank holding company based in Red Bluff, California, in exchange for 3.39 million shares of Humboldt common stock. This merger was accounted for as a pooling of interests. At December 31, 2000, Tehama had $244 million of total assets, $222 million of total liabilities and $22 million of total stockholders' equity. During the first quarter of 2001, Humboldt recognized expenses related to the Tehama merger of $2.8 million, net of tax. Upon completion of the merger, Tehama's principal subsidiary, Tehama Bank, became a wholly owned subsidiary of Humboldt and Humboldt became the sole shareholder of Bancorp Financial Services, Inc.

Note 3 -  Trust Preferred Securities

     In February, 2001, Humboldt formed a wholly owned Connecticut statutory business trust, Humboldt Bancorp Statutory Trust I ("Humboldt Trust I"), which issued $5 million of guaranteed preferred beneficial interests in Humboldt's junior subordinated deferrable interest debentures. These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Humboldt Trust I are owned by Humboldt. The proceeds from the issuance of the common securities and the trust preferred securities were used by Humboldt Trust to purchase $5.2 million of junior subordinated debentures of Humboldt which carry a fixed interest rate of 10.20%. The proceeds received by Humboldt from the sale of the junior subordinated debentures were used to provide capital for Bancorp Financial Services, Inc., a wholly owned subsidiary of Humboldt, and other corporate purposes. The debentures represent the sole asset of Humboldt Trust I. The debentures and related income statement effects are eliminated in Humboldt's financial statements.

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

Note 4 - Discontinued Operations

     During the first quarter of 2001, Humboldt's Board of Directors completed a strategic review of Bancorp Financial Services, Inc. ("BFS"), a subsidiary that principally acquires and services small-ticket leases. This review was initiated in response to a number of factors, including the increased regulatory burden associated with BFS being a wholly owned subsidiary of Humboldt after completion of the Tehama merger, future capital needs of BFS to support its growth and reliance upon the leased-backed securities market for liquidity. As a result of this review, Humboldt adopted a plan to discontinue the operations of BFS by sale of the company and engaged an investment-banking firm to facilitate the sale during the first quarter of 2001. A valuation reserve of $700,000, net of tax, was recorded during the first quarter 2001 based on an estimate of the value of BFS as a going concern. The operating results of BFS for 2000 and 2001, are included, net of tax, in the income statement as income (loss) from discontinued operations.

     During the second quarter of 2001, Humboldt was notified by the investment banker that the prospects of a sale of BFS were unlikely. In response to this notification, Humboldt adopted a plan to wind-down the operations of BFS in an orderly manner. In connection with the adoption of the wind-down plan, Humboldt recognized a loss on discontinued operations of $13.5 million during the second quarter 2001.

Note 5 - New Pronouncements

     During July 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141, " Accounting for Business Combinations". This statement requires that all business combinations be accounted for under the purchase method. Use of pooling-of-interest is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The change in accounting for business combinations should not have a negative impact on Humboldt's ability to realize its current business strategy.

     During  June  2001,  the FASB  issued  Statement  of  Financial  Accounting
Standards (SFAS) No. 142, " Accounting for Goodwill and Other Intangible Assets". This statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change provides investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The amortization of goodwill ceases upon adoption of the Statement, January 1, 2002. Implementation of accounting for goodwill is not expected to have a material effect on Humboldt's financial position or results of operations.

Note 6 - Segment Information

     Through June 30, 2001, Humboldt operated in two principal industry segments: retail banking and merchant bankcard department. Humboldt core retail banking segment includes commercial, commercial real estate, construction, and permanent residential lending along with all depository activities. Humboldt's merchant bankcard department segment provides services for approximately 93,000 merchants throughout the United States

Business Segments


                                                   Retail            Merchant
                                                   Banking         Bancard Dept.         Total
                                                 ----------------------------------------------
                                                                (Dollars in thousands)
For the Six Months Ended June 30, 2001

Revenue from external customers                  $    4,139         $  10,187         $  14,326
Interest income                                      33,208               168            33,376
Interest expense                                     17,889               133            18,022
Segment profit, before taxes (1)                      3,341             4,929             8,270
Additions to reserves for potential losses            1,151               294             1,445
Segment assets                                      805,509            88,747           894,256
Investment in equity method investees            $      (77)                          $     (77)


                                                   Retail            Merchant
                                                   Banking         Bancard Dept.         Total
                                                 ----------------------------------------------
                                                                (Dollars in thousands)
For the Six Months Ended June 30, 2000

Revenue from external customers                  $    2,326         $   8,530         $  10,856
Interest income                                      26,325               241            26,566
Interest expense                                     10,145               209            10,354
Segment profit, before taxes                          2,707             2,859             5,566
Additions to reserves for potential losses            1,167             1,035             2,202
Segment assets                                      733,853            74,850           808,703
Investment in equity method investees            $    5,390                           $   5,390



Part I

Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

     Humboldt Bancorp. ("Humboldt") is a bank holding company registered under the Bank Holding Company Act of 1956. As of June 30, 2001, Humboldt had the following subsidiaries:

Subsidiary Name                     Classification          Total Assets (000'S)
---------------                     --------------          --------------------
Humboldt Bank                       Commercial Bank             $461,918
Capitol Valley Bank                 Commercial Bank               66,157
Tehama Bank                         Commercial Bank              253,270
Capitol Thrift & Loan               Industrial Bank              125,332
Bancorp Financial Services, Inc.*   Specialty Finance Company     30,664


*Bancorp Financial Services, Inc. is classified as a discontinued operation held for sale and, accordingly, is not consolidated in Humboldt's balance sheet or income statement.

     Total consolidated assets at June 30, 2001 were $894 million, compared with $852 million at December 31, 2000, an increase of 10% on an annualized basis. During the first quarter of 2001, Humboldt adopted a plan whereby Bancorp Financial Services; Inc. is classified as a discontinued operation. Additional information regarding this is provided under the Discontinued Operations section below.

Stock Dividend

     On June 15, 2001, Humboldt distributed a 10% stock dividend on the common stock on June 01, 2001. Humboldt has never declared a cash dividend on the common stock. Payment of future dividends is at the discretion of Humboldt's board of directors and subject to a number of factors, including our results of operations, general business conditions, capital requirements, general financial condition, and other factors.

Completed Merger

     On March 9, 2001, Humboldt completed its merger with Tehama Bancorp ("Tehama"), a single-bank holding company based in Red Bluff, California, in exchange for 3.39 million shares of Humboldt common stock. This merger was accounted for as a pooling of interests and, accordingly, all financial information contained within this report has been restated to reflect the combination of Humboldt and Tehama for all periods presented. At December 31, 2000, Tehama had $244 million of total assets, $222 million of total liabilities and $22 million of total stockholders' equity. During the first quarter of 2001, Humboldt recognized expenses related to the Tehama merger of $2.8 million, net of tax. Upon completion of the merger, Tehama's principal subsidiary, Tehama Bank, became a wholly owned subsidiary of Humboldt and Humboldt became the sole shareholder of Bancorp Financial Services, Inc., which was jointly owned by Humboldt and Tehama prior to completion of the merger.

Trust Preferred Securities

     In February, 2001, Humboldt formed a wholly owned Connecticut statutory business trust, Humboldt Bancorp Statutory Trust I ("Humboldt Trust I"), which issued $5 million of guaranteed preferred beneficial interests in Humboldt's junior subordinated deferrable interest debentures. These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Humboldt Trust I are owned by Humboldt. The proceeds from the issuance of the common securities and the trust preferred securities were used by Humboldt Trust to purchase $5.2 million of junior subordinated debentures of Humboldt which carry a fixed interest rate of 10.20%. The proceeds received by Humboldt from the sale of the junior subordinated debentures were used to provide operating liquidity for Bancorp Financial Services, Inc., a wholly owned subsidiary of Humboldt, and other corporate purposes. The debentures represent the sole asset of Humboldt Trust I.

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

Bancorp Financial Services, Inc. ("BFS") - Discontinued Operations

     As previously disclosed, during the first quarter of 2001, Humboldt adopted a plan to discontinue the operations of BFS. In the ensuing months, BFS experienced operating losses and liquidity problems. To assist with the assessment of BFS, Humboldt engaged the services of nationally-recognized legal and accounting firms. A preliminary review was completed and presented to the Humboldt Board of Directors on May 21, 2001. Based on the preliminary review and other factors, the Board concluded that the operations of BFS should be wound down in an orderly manner, requiring the cooperation of both bondholders and creditors. At that time, based on the information available, Humboldt reported publicly on May 21, 2001 that an after-tax loss was expected in connection with the wind-down. In addition, the President of BFS tendered his resignation effective May 17, 2001 and Humboldt appointed an interim president to manage BFS.

     As of June 30, 2001, BFS had secured borrowings from two commercial banks totaling approximately $13.5 million. Both facilities were in default by reason of the violation of certain loan covenants. These borrowings have both been guaranteed by Humboldt Bancorp and otherwise modified to provide for elimination of certain financial covenants and an extension of the scheduled maturity dates in order to provide BFS with sufficient time to sell the leases and loans that serve as collateral for the borrowings. Neither is in default. The process of selling the underlying collateral is expected to be completed during the third quarter 2001.

     BFS had borrowings from unrelated non-bank lenders totaling approximately $10 million as of June 30, 2001. BFS is in default in these borrowings. Neither is guaranteed by Humboldt Bancorp. One of these borrowings, in the amount of $5 million, was originally structured as a loan to an unconsolidated, bankruptcy-remote subsidiary of BFS as a commercial paper conduit facility for funding the acquisition of lease contracts. This facility matured as of March 31, 2001 has not been extended. Approximately $3.2 million of the leases in this facility did not meet certain requirements of eligibility and, accordingly, BFS is required to repurchase such leases at par. These leases will be included for sale with the other BFS leases that secure the bank loans discussed above and have been revalued as of June 30, 2001 at the estimated market value.

     The second non-bank borrowing was obtained in February 2001 in connection with issuance of term lease-backed notes. The placement agent for the offering was able to place approximately $4.6 million of the Class C lease-backed notes with a non-affiliated investor; however, the transaction was structured as a secured borrowing due to certain restrictions contained in the indenture. The loan agreement contained a provision that permitted BFS to retain principal and interest monthly cash flows due on the Class C leased backed notes under a structure where the retained amounts become a subordinated borrowing that was secured by the retained interests assets of BFS. As of June 30, 2001, the subordinated borrowing totaled $890,000 and the Class C borrowing totaled $3.9 million. BFS and the investor have reached an agreement in principle (subject to definitive documentation) whereby the investor will take certain actions that will permit transfer of ownership of the Class C lease-backed notes under the indenture and the subordinated borrowing will be established as a separate borrowing agreement secured by the retained interest assets of BFS. The subordinated loan will bear interest at 12%, compounded annually, with repayment of principal and interest tied to the receipt of retained interest cash flows by BFS in the future.

     In connection with the BFS wind-down plan implemented during the second quarter 2001, Humboldt recognized a loss on discontinued operations of $13.5 million, net of tax. Approximately $800,000 of the $13.5 million was the result of the regular operations of BFS for the quarter and the balance of $12.7 million as related to implementation of the plan to wind down the operations of BFS. The following table shows the major components of the loss:

Summary of Wind-down Expenses
(in thousands)


Write-down of retained interests                  $ 11,100
Provision for  lease losses                          4,672
Lease and loan market value adjustments              1,580
Wind-down expenses                                   3,067
Valuation adjustment (March 31, 2001)                 (700)
                                                  --------
  Total wind-down expense, pre tax                  19,719
Tax benefit                                         (6,987)
                                                  --------
  Total wind-down expense, net of tax             $ 12,732
                                                  ========

     The largest component of the wind-down expense is a valuation adjustment to the retained interest assets related to term lease-backed notes issued by BFS in 2000 and 2001. Retained interest assets were recorded by BFS in connection with the securitzation of on-balance sheet leases through issuance of lease-backed notes in private placements totaling approximately $150 million. In connection with the issuance of lease-backed notes, BFS retained the servicing responsibility for the underlying leases (for a fee ranging from 0.50% to 1.16% per annum) and a subordinated right to receive future cash flows arising after all senior investors have been repaid principal and interest (the retained interest). The value of the retained interest is determined using assumptions for expected losses or defaults and prepayments and is calculated using a discounted cash flow model, since there is no established secondary market for such assets.

     A comprehensive review of the expected performance of the leases underlying the lease-backed notes was conducted as part of the wind-down review and determined that future losses for securitized leases would likely exceed the amounts estimated in the original valuation models by a significant margin. In addition, certain events of "servicer default" under the securitzation agreements were triggered during the second quarter 2001 that resulted in an escalation of the interest rate received by senior note holders of 1.00%, deferral of servicing fee revenues and the redistribution of the cash flow priority for holders of the lease-backed notes. These two factors, taken together, indicated an increased level of risk related to the retained interest asset and a reconsideration of the discount rate used in the model. Management determined that a discount rate of 18% was appropriate. All evaluation of the retained interest asset was done in accordance with Statement of Financial Accounting Standards No. 140.

     Utilizing new data inputs for expected future losses, the increased interest rate for senior note holders and an adjusted discount rate, the updated valuation model indicated that that there was no present value of future expected cash flows to record as an asset. Accordingly, the entire balance of the retained interest asset of approximately $11.1 million was written off as of June 30, 2001. Humboldt is the holder of "Class C" lease-backed notes for both the 2000 and 2001 securitzations. As of June 30, 2001, the balance of the Class C lease-backed notes was approximately $3.0 million, reflecting carrying value reduction of $120,000 made as the result of increased credit risk of the notes. Effective July 2001, the 2000 Class C lease-backed notes no longer receive monthly payments of principal and interest until the holders of the Class A and Class B notes are paid in full. Management expects that the underlying leases will perform in such a manner as to allow for the full repayment of the 2000 Class C lease-backed notes. As discussed above, BFS acquired the 2001 Class C lease-backed notes upon issuance in February 2001 with financing obtained from a third party. Humboldt has reached an agreement in principle with the lender whereby the risk and reward of the outstanding balance of the 2001 Class C lease-backed notes will be transferred to the lender in exchange for satisfaction of the related debt of approximately $3.9 million. Accordingly, Humboldt does not believe that there is any risk of additional loss related to the 2001 Class C lease-backed notes. In addition, Humboldt holds $3.0 million of Class C Lease-backed notes issued in 2000. The carrying value of these notes has been adjusted to reflect deferral of both principal and interest payments until the holders of 2000 Class A and B Lease-backed notes are paid in full. Humboldt does not expect to incure any additional loss in connection with the 2000 Class C Lease-backed notes.

     The provision for loan and lease losses represented $4.7 million of the total wind-down costs. Prior to adoption of the wind-down plan, BFS did not have a policy for charge-off of non-performing leases. During the second quarter a charge-off policy was adopted that was substantially similar to that used by Humboldt's bank subsidiaries that resulted in net charge-offs that exceeded the allowance for loan losses. Approximately $5.7 million of leases were charged-off during the second quarter, including all leases over 90 days past due or in bankruptcy. There was no reduction of the charge-offs for expected future recoveries.

     Market value adjustments for approximately $27 million of leases and loans classified as held for sale in connection with the wind-down plan totaled approximately $1.6 million. The valuations were based on both formal bids received by BFS and informal assessments of market value obtained from industry sources for similar performing receivables.

     Fixed asset and occupancy expense related to the wind-down totaled $552,000. This includes a payment of $200,000 in connection with securing a sub-lease for 14,000 square feet of office space occupied in Sacramento, California for the remaining four years of the lease agreement, $117,000 for depreciation of related leasehold improvements and $234,000 of equipment depreciation. Furniture and fixtures were written down to 15% of book value based on management's estimate of sale value and all computer-related equipment that cannot be utilized elsewhere in the Humboldt organization was fully depreciated.

     Amortization of servicing rights in connection with the wind-down totaled $517,000. As a result of certain provisions contained in the securitization servicing agreements, the servicing fee previously paid to BFS in cash was deferred effective June 2001. In consideration of this and the decision to transfer the servicing obligation described below, a servicing rights asset was no longer supportable and was written off effective June 30, 2001.

     Professional fees related to the wind-down of BFS totaled approximately $428,000 and included assistance with legal, accounting, valuation modeling and tax issues.

     Compensation and benefits payments related to contractual employment obligations and severance arrangements totaled approximately $386,000. BFS adopted a severance plan designed to ensure retention of key staff in order to ensure that the transfer of servicing was handled in an orderly manner.

     As of July 31, 2001, Humboldt had reached an agreement with the senior investors in the lease-backed notes whereby the servicing responsibilities will be transferred to a third party effective August 31, 2001. Upon the completion of this transfer and the sale of the remaining on-balance sheet receivables and related servicing, the operations of BFS will be effectively terminated, although Humboldt will continue to pursue the collection of previously charged-off leases.

     Management does not expect that any further losses will be incurred in connection with the final wind-down of BFS and disposition of remaining assets, although there can be no assurances that BFS will not incur unforeseen future liabilities. This is dependent upon a number of factors that include, but are not limited to, the successful sale of remaining receivables at the estimated market value and the transfer of servicing responsibilities during the third quarter of 2001.

Results of Continuing Operations

     For the three months ended June 30, 2001, Humboldt reported a net loss of $10.7 million, or $0.99 per diluted share, compared to net income of $2.5 million, or $0.24 per diluted share, for the same period in 2000. During the first quarter of 2001, Humboldt classified Bancorp Financial Services, Inc. as a discontinued operation. As a result of this classification, Humboldt reported net income from continuing operations for the three months ended June 2001 of $2.8 million, or $0.26 per diluted share, compared with $2.1 million, or $0.20 per diluted share, for the same period in 2000. For the six months ended June 30, 2001, Humboldt reported a net loss of $11.6 million, or $1.07 per diluted share, compared to net income of $4.2 million, or $0.42 per diluted share, for the same period in 2000. Humboldt reported net income from continuing operations for the first six months of 2001 of $3.0 million, or $0.28 per diluted share, compared with $3.6 million, or $0.36 per diluted share, for the same period in 2000.

     During the first three months of 2001, Humboldt recognized expenses related to the Tehama merger of $2.8 million, net of tax. Excluding the impact of merger related charges and loss from discontinued operations, Humboldt's net operating income for the six months of 2001 was $5.8 million, or $0.53 per diluted share. These operating results produced a return on average shareholders' equity and return on average assets of 15.8% and 1.31%, respectively, compared with 12.2% and 1.04%, respectively, for the same period in 2000.

     The following table summarizes the components of income and expense for the six months of 2001 and 2000 and the changes in those components for the periods presented.

Table 1 - Condensed Consolidated Statements of Income
Unaudited
(in thousands)


                                           For the Three Months                    For the Six Months
                                              Ended June 30,         Change            Ended June 30,         Change
                                              2001     2000     Amount   Percent       2001     2000     Amount  Percent
                                          --------------------------------------  --------------------------------------
Interest income                           $  16,613   14,972     1,641       11%  $   33,376   26,566     6,810      26%
Interest expense                              7,596    6,162     1,434       23%      15,354   10,354     5,000      48%
                                          ----------------------------            -----------------------------
Net interest income                           9,017    8,810       207        2%      18,022   16,212     1,810      11%
Provision for loan losses                       583      993      (410)    (41)%       1,377    1,850      (473)    (26)%
                                          ----------------------------            -----------------------------
Net interest income after
  provision for loan losses                   8,434    7,817       617        8%      16,645   14,362     2,283      16%
Non-interest income                           7,287    5,730     1,557       27%      14,326   10,856     3,470      32%
Non-interest expense                         11,616   10,339     1,277       12%      22,701   19,652     3,049      16%
Merger-related expense                            -        -                 nm        3,531        -                nm
                                          ----------------------------            -----------------------------
Income before taxes                           4,105    3,208       897       28%       4,739    5,566      (827)    (15)%
Income tax expense                            1,277    1,124       153       14%       1,738    1,917      (179)     (9)%
                                          ----------------------------            -----------------------------
Net income from continuing operations         2,828    2,084       744       36%       3,001    3,649      (648)    (18)%
Income(loss) on discontinued
  operations, net of tax                    (13,532)     367   (13,899) (3,787)%     (14,594)     578   (15,172) (2,625)%
                                          ----------------------------            -----------------------------
Net income (loss)                         $ (10,704)   2,451   (13,155)   (537)%  $  (11,593)   4,227   (15,820)   (374)%
                                          ============================            =============================
Net operating income*                         2,828    2,084       744       36%       3,001    3,649      (648)    (18)%



nm - not meaningful
* Excludes merger-related expenses

Net Interest Income

     Net interest income is the largest source of Humboldt's operating income. Net interest income was $9.0 million for the three months ended June 30, 2001, an increase of 2.4% over the comparable period in 2000. The increase in net interest income for the three months ended June 30, 2001 is primarily attributable to increases in outstanding average interest earning assets over the comparable prior year period. Net interest income was $18.0 million for the six months ended June 30, 2001, an increase of 11% over the comparable period in 2000.

     For the six months ended June 30, 2001, the net interest margin (net interest income as a percentage of average interest earning assets) on a fully-tax equivalent basis was 4.86%, 36 basis points less than the comparable prior year period and 12 basis points less than the first quarter of 2001. The compression of the margin is primarily due to continued general competitive pressures on loan and deposit pricing, the acquisition of Capitol Thrift and Loan (lower net margin), and the purchase of additional bank-owned life insurance.

     The following table shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned (on a fully-tax equivalent basis) and paid by Humboldt on those assets and liabilities for the six month periods ended June 30, 2000, and 2001.


Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis Fully tax-equivalent basis
(in thousands)

                                                                 For the Six Months Ended
                                                     June 30, 2001                       June 30, 2000
                                        ----------------------------------   ---------------------------------
                                          Average     Interest      Avg.        Average    Interest     Avg.
                                          Balance       (1)         Rate        Balance      (1)        Rate
                                        ----------   ----------   --------   ----------- ----------   --------
Assets:
Interest-earning assets:
  Loans, net of unearned income (2)     $  594,965       28,157      9.54%       460,776     21,168      9.26%
  Investment securities                    127,620        4,764      7.53%       146,333      4,965      6.84%
  Federal funds sold
    and other interest income               44,296          913      4.16%        30,741        791      5.19%
                                        ----------   ----------   --------   ----------- ----------   --------
Total interest-earning assets /
  interest income                          766,881       33,834      8.90%       637,850     26,924      8.51%
                                        ----------   ----------   --------   ----------- ----------   --------
Non-interest-earning assets:
  Allowance for loan losses                 (8,717)                              (7,004)
  Cash and due from banks                   58,560                               43,297
  Premises and equipment                    19,110                               12,509
  Goodwill and deposit intangibles           4,455                                3,777
  Other assets                              45,074                               14,745
                                        ----------                           ----------
Total assets                            $  885,363                              705,174
                                        ==========                           ==========
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
  Interest-bearing deposits:
    Transaction accounts                $   39,361          150      0.77%       40,429         188      0.94%
    Savings deposits                       175,438        3,149      3.62%      122,386       1,704      2.81%
    Certificates of deposit                359,045       10,467      5.88%      288,996       7,873      5.49%
    Individual Retirement Accounts
                                        ----------   ----------   --------   ----------  ----------   --------
    Total interest-bearing deposits        573,844       13,766      4.84%      451,811       9,765      4.36%
                                        ----------   ----------   --------   ----------  ----------   --------
Federal Home Loan Bank advances             32,519          787      4.88%        6,403         196      6.17%
Other borrowings (3)                        18,865          801      8.56%        9,962         393      7.96%
                                        ----------   ----------   --------   ----------  ----------   --------
  Total borrowed funds                      51,384        1,588      6.23%       16,365         589      7.26%
                                        ----------   ----------   --------   ----------  ----------   --------
Total interest-bearing liabilities /
  interest expense                         625,228      15,354       4.95%      468,176      10,354      4.46%
Non-interest-bearing liabilities:
  Non-interest-bearing deposits            175,206                              164,583
  Other liabilities                         11,442                                5,077
                                        ----------                           ----------
  Total liabilities                        811,876                              637,836
                                        ----------                           ----------
Stockholders' equity                        73,487                               60,329
                                        ----------                           ----------
Total liabilities
  and stockholders' equity              $  885,363                              698,165
                                        ==========                           ==========
Net interest-rate spread                                             3.95%                               4.05%

Impact of non-interest bearing
  sources and other changes in
  balance sheet composition                                          0.91%                               1.17%
                                                                  --------                            --------
Net interest income /
  margin on interest-earning assets (4)              $  18,480       4.86%                   16,570      5.22%
                                                     =========    ========               ==========   ========


(1) Interest income on tax-exempt securities and loans has been increased by 50% to reflect comparable interest on taxable securities.

(2) For computational purposes, includes non-accrual loans and mortgage loans held for sale.

(3)  Includes Trust Preferred Securities.

(4) Tax equivalent net interest income as a percentage of average earning assets

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

Table 3 - Change in Interest Income and Expense on a Tax Equivalent Basis Unaudited
(in thousands)

                                                      Six Months Ended June 30,
                                                         2001 Compared to 2000
                                                          Increase (decrease)
                                                     in interest income and expense
                                                         due to changes in:
                                                  Volume            Rate          Total
                                                ---------        ----------     --------
Interest-earning assets:
Loans                                           $   6,162               827       6,989
Investment securities                                (635)              434        (201)
Federal funds sold
  and other interest income                           349              (227)        122
                                                ---------        ----------     --------
Total interest-earning assets                       5,876             1,034       6,910

Interest-bearing liabilities:
Transaction accounts                                   (5)              (33)        (38)
Savings deposits                                      739               706       1,445
Money market accounts
Certificates of deposit                               599             1,995       2,594
Brokered certificates of deposit
Other time deposits
                                                ---------        ----------     --------
  Total interest-bearing deposits                   1,333             2,668       4,001
FHLB advances                                         799              (208)        591
Other borrowings                                      351                57         408
                                                ---------        ----------     --------
  Total borrowed funds                              1,150              (151)        999
                                                ---------        ----------     --------
Total interest-bearing liabilities                  2,483             2,517       5,000
                                                ---------        ----------     --------
Increase (decrease)
  in net interest income                        $   3,393            (1,483)      1,910
                                                =========        ==========     ========



Provision for Loan Loss

     The provision for loan losses was $583,000, or 0.39% of average loans on an annualized basis, for the three months ended June 30, 2001, compared with $993,000, or 0.86% of average loans, for the same period in 2000. Net charge-offs for the first three months ended June 30, 2001 were $210,000, or 0.14% of average loans on an annualized basis, compared to $665,000 thousand, or 0.58% of average loans on an annualized basis, for the same period in 2000. For the six months ended June 30, 2001 the provision for loan losses was $1.4 million, or 0.47% of average loans on an annualized basis, compared with $1.9 million, or 0.81% of average loans, for the same period in 2000. Net charge-offs for the six months ended June 30, 2001 were $770,000, or 0.26% of average loans on an annualized basis, compared to $787,000 thousand, or 0.37% of average loans on an annualized basis, for the same period in 2000.

     The  provision  for loan  losses  and  allowance  for loan  losses  reflect management's consideration of the various risks in the loan portfolio. Additional discussion of loan quality and the allowance for loan losses in provided in the Asset Quality discussion section of this report.

Non-interest Income

     Non-interest income for the three months ended June 30, 2001 was $7.3 million, an increase of $1.7 million, or 30%, over the comparable 2000 period. Non-interest income for the six months ended June 30, 2001 was $14.3 million, an increase of $3.5 million, or 32%, over the comparable 2000 period. The following table summarizes the major categories of non-interest income for the first six months of 2001 and 2000 and the changes in those components for the periods presented

Table 4 -Other Non-Interest Income
(In thousands)



                                          For the Three Months Ended          For the Three Months Ended
                                            June 30,     Change  Change         June 30,    Change   Change
                                         2001     2000   Amount  Percent     2001    2000   Amount   Percent   Humboldt   Tehama
                                        ----------------------------------------------------------------------------------------
Merchant processing fees                3,204    3,443    (239)    (7)%     6,592   6,845     (253)    (4)%      3172       230
ATM fees                                  790      743      47       6%     1,630   1,303      327      25%       391       169
Bank-owned life insurance                 210      267     (57)   (21)%       422     390       32       8%        76        47
Service charges on deposit accounts       615      552      63      11%     1,126   1,005      121      12%       241       212
Gain on sale of loans                     378      121     257     212%       466     210      256     122%        78        11
Gain (loss) on sale of securities          30      (60)     90   (150)%       156     (74)     230   (311)%       (14)        0
Other                                   2,060      664   1,396     210%     3,934   1,177    2,757     234%       532       114
                                        ----------------------------------------------------------------------------------------
   Total other non-interest income      7,287    5,730   1,557      27%    14,326  10,856    3,470      32%      4476       783
                                        ========================================================================================

     The increase in merchant processing fees is primarily attributable to the modification of a service agreement with one of Humboldt's independent service organization (ISO) clients. Under the terms of the revised contract, which expires in the fourth quarter of 2001, Humboldt recognized fee income of $2.1 million during the first six months of 2001. During the remaining term of this agreement Humboldt will recognize $1.5 million. Although the revenue received by Humboldt during 2001 for the contract modification will reduce the processing fees in future years, management believes the modification provides Humboldt with a better risk-reward return than under the original agreement.

     Gains on the sale of investment securities recorded during the first six months of 2001 were $156,000, an increase of $230,000 over the same period in 2000.

Non-interest Expense

     For the three months ended June 30, 2001, non-interest expense totaled $11.6 million, an increase of $1.4 million, or 14%, over the same period in 2000. For the six months ended June 30, 2001, non-interest expense totaled $26.2 million, an increase of $6.6 million, or 34%, over the same period in 2000. Included in non-interest expense for the first six months of 2001 was $3.5 million of operating expenses related to the merger with Tehama. These expenses consisted primarily of professional fees, data processing expenses, compensation arrangements and depreciation of equipment. Excluding the merger-related expenses, non-interest expense increased by 15% during the first six months of 2001 over the same period in 2000.

     Salary and employee benefit expense, which represents the single largest component of non-interest expense, increased by $1.9 million, or 19%, in the six months ended June 30, 2001 compared with the same period in 2000. This increase is primarily attributed to the acquisition of Capitol Thrift & Loan in April 2000. No merger related activity is included in this comparison.

     Occupancy and equipment expense, excluding merger-related expense, for the six months of 2001 totaled $2.7 million, an increase of $397 thousand, or 17%, over the same period in 2000. This increase is primarily attributed to the acquisition of Capitol Thrift & Loan in April 2000. No merger related activity is included in this comparison.

     Other non-interest expense for the six months ended June 30, 2001 was $8.3 million, an increase of 10% over the same period in 2000. This increase is primarily attributable to normal growth.

     The efficiency ratio, which is a measure of operating expenses excluding non-recurring expenses as a percentage of operating revenues, was 70.2% for the six months ended June 30, 2001, a 242 basis point improvement compared with the same period in 2000.

Income Taxes

     Income tax expense for the six months ended June 30, 2001 was $1.7 million, compared with $1.9 million for the same period in 2000. The effective tax rate (income tax expense as a percentage of pre-tax net income) for the six months ended June 30, 2001, was 36.7%, compared to 34.4% for comparable 2000 period.

Investment Securities

     Average securities for the first six months of 2001 were $128 million, a decrease of $18 million, or 13%, over the comparable 2000 period. During the first quarter of 2001, Humboldt conducted a review of its securities portfolio in consideration of recent decreases in market interest rates, continued strong loan demand and the impact of the Tehama merger on the combined company's securities portfolio. As a result of this review, certain investment securities totaling approximately $42 million were sold during the first six months of 2001, resulting in gains on sale of $156,000. Humboldt purchased $45 million of investment securities to replace those sold in the portfolio restructuring.

Loans

     Humboldt experienced annualized loan growth of 10% for the six-month period ended June 30, 2001. This growth was the result of continued favorable economic conditions in Humboldt's primary market areas, in particular the greater Sacramento, California region. Total loans, net of unearned income, totaled $624 million at June 30, 2001, compared to $584 million at December 31, 2000. Average loans for the six months ended June 30, 2001, were $595 million, compared to $461 million for the second quarter of 2000. The average yield on loans for the six months ended June 30, 2001 was 9.54%, compared to 9.26% for the same period in 2000 and 9.80% for the first quarter of 2001. The decrease in the average yield on loans is primarily due to the general decline in market interest rates during the first six months of 2001. The average prime rate for the first six months of 2001 was 8.08%, or 142 basis points lower than the fourth quarter of 2000.

Asset Quality

     Non-performing assets, which include non-accrual loans, loans past-due 90 days or more and still accruing interest and other real estate owned totaled $6.2 million at June 30, 2001, compared to $4.6 million at December 31, 2000. Total non-performing loans at June 30, 2001, increased by $1.5 million over the year-end 2000 level. Non-performing loans at June 30, 2001 consisted primarily of loans secured by real estate that are generally well secured and in the process of collection. Other real estate owned at June 30, 2001 totaled $1.2 million, compared to $1.0 million at December 31, 2000, and was comprised of six properties.

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

Table 5- Non-Performing Assets
(in thousands)

                                                  June 30,    December 31,       June 30,
                                                    2001         2000              2000
                                                 ---------------------------------------
Non-accrual loans                                $   1,100        1,434            3,082
Loans past due 90 days or more and
  still accruing                                     3,895        2,107            3,115
                                                 ---------------------------------------
    Total non-performing loans                       4,995        3,541            6,197
Other real estate owned                              1,161        1,009              984
                                                 ---------------------------------------
     Total non-performing assets                 $   6,156        4,550            7,181
                                                 =======================================
Total non-performing loans as a percentage
  of total loans                                      0.80%        0.61%            1.15%
Total non-performing assets as a percentage
  of total assets                                     0.69%        0.53%            0.89%


     The increase in non-accrual loans from year-end 2000 is primarily attributable to a $3 million loan secured by commercial real estate that was placed on non-accrual status during the first quarter of 2001. Humboldt is pursuing an aggressive resolution of the credit and does not expect to incur any material loss in connection with the workout.

     At June 30, 2001, Humboldt had approximately $18 million of outstanding loans that were not included in the past-due or non-accrual categories, but for which management had knowledge that the borrowers were having financial difficulties. Although these difficulties are serious enough for management to be uncertain of the borrowers' ability to comply with the original repayment terms of the loans, no losses are anticipated at this time in connection with these loans based on current market conditions, cash flow generation and collateral values. These loans are subject to routine management review and are considered in determining the adequacy of the allowance for loan losses.

     The allowance for loan and lease losses ("ALLL") at June 30, 2001 totaled $9.0 million, an increase of $608,000, or 7%, from December 31, 2000. The ratio of ALLL to total loans at June 30, 2001 was 1.44%, compared with 1.59% at June 30, 2000 and 1.43% at December 31, 2000. At June 30, 2001 and December 31, 2000,
the ratio of ALLL to total non-performing loans was 180% and 236%, respectively.

     The following table provides an analysis of the changes in the ALLL for the three months ended March 31, 2001 and 2000.

Table 6 -  Summary of Loan Loss Experience
(in thousands)
                                                          Six Months Ended
                                                               June 30
                                                        2001            2000
                                                     -------------------------
Balance beginning of period                          $   8,367           7,505
Provision for loan losses                                1,377           1,850
Loans charged-off                                         (968)           (878)
Charge-off recoveries                                      199              91
                                                     -------------------------
Net charge-offs                                           (770)           (787)
                                                     -------------------------
Balance end of period                                $   8,975           8,568
                                                     =========================


                                                       June 30,     December 31,
                                                        2001            2000
                                                     -------------------------
Total loans
  At period end                                      $ 623,963         583,509
  Average (Six months for 2001)                      $ 594,965         503,739
As a percentage of average loans:
  Net charge-offs (annualized basis for 2001)             0.26%           0.37%
  Provision for loan losses (annualized basis for 2001)   0.47%           0.50%
Allowance as a percentage of period end loans             1.44%           1.43%
Allowance as a percentage of non-performing loans          180%            236%


     During the fourth quarter of 2000 and continuing during the first six months of 2001, the State of California has been subject to a deterioration of the ability of major utility companies to provide energy for the State's needs. In northern California, where Humboldt operates, the crisis has resulted in "rolling black-outs" where certain area are not provided with any electricity for periods of up to two hours. To date, the most significant impact has been a significant increase in electricity rates for most commercial and residential users, including Humboldt. In addition, the major utility companies have purchased electricity on a "spot" basis, at a price can which exceed their ability to pass on costs to customers and, as a result, one major utility company has filed for bankruptcy protection.

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

     Although Humboldt has no direct credit risk exposure to California utility companies, during the first six months of 2001 Humboldt augmented its credit risk management practices in an attempt to monitor the impact of energy price increases on current and prospective borrowers.

     Management believes that the ALLL at June 30, 2001 is sufficient to absorb losses inherent in the loan portfolio. This assessment is based upon the best available information and does involve uncertainty and matters of judgement, including the impact of California energy prices discussed above. Accordingly, the adequacy of the loan loss reserve cannot be determined with precision and could be susceptible to significant change in future periods.

     Humboldt also bears certain indirect credit risks related to its Merchant Bankcard segment, which provides VISA and Mastercard settlement services for approximately 93,000 merchants located throughout the United States. Accordingly, Humboldt has implemented active risk mitigation and management practices and established reserves for losses associated with merchant processing. At June 30, 2001, the reserves for merchant processing losses totaled $2.4 million, an increase of $100,000 from year-end 2000. For the first six months of 2000, Humboldt recognized losses charged against the reserve of $53,000. During the first six months of 2001, Humboldt processed $2.3 billion of merchant processing transaction volume.

Deposits and Borrowed Funds

     Total deposits increased by $31 million during the quarter ended June 30, 2001, an annual growth rate of 16%. During the six months ended June 30, 2001, deposits increased $61.1 million an annual growth rate of 17%.

     Total average non-interest bearing deposits for the six months ended June 30, 2001 were $175 million, an increase of $11 million, or 6%, from the same period in 2000. For the six months ended June 30, 2001, total average interest bearing deposits were $574 million, an increase of $122 million, or 27%, from the comparable 2000 period.

     As of June 30, 2001, Humboldt has $5 million of brokered deposits at a rate of 4.55% that matures in April 2002.

     Total average borrowed funds for the six months ended June 30, 2001 were $51 million, an increase of $35 million, or 214%, from the comparable 2000 period. Most of this increase is attributed to increased net borrowings from the FHLB and was utilized to fund growth of the loan portfolio. At June 30, 2001, Humboldt had aggregate FHLB borrowings of approximately $35 million.

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

     Humboldt's balance sheet structure is primarily short-term with most assets (72%) and liabilities (71%) either repricing or maturing in five years or less. Management monitors the sensitivity of net interest income to changes in market interest rates by utilizing a simulation model. This model measures net interest income sensitivity and volatility to interest rate changes based on assumptions which management believes are reasonable. Factors considered in the simulation model include actual maturities, estimated cash flows, repricing characteristics, and the relative sensitivity of assets and liabilities to changes in market interest rates. The simulation model considers other factors that can impact net interest income, including the mix of earning assets and liabilities, yield curve relationships, customer preferences and general market conditions. Utilizing the simulation model, management can project the impact of changes in interest rates on net interest income.

     At June 30, 2001, Humboldt's simulation model indicated that net interest income would increase by 1.38% if interest rates increased by 200 basis points and would decrease by 0.71% if interest rates fell by the same amount. Both of the simulation results are within the limits of Humboldt's policy. Humboldt does not currently utilize off-balance sheet derivative instruments for interest rate risk management.

Capital Resources and Liquidity

     The following table shows Humboldt's capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution at June 30, 2001 and December 31, 2000:

                                     June 30,                 December 31,
                                       2001                       2000

Leverage ratio                          7.35%                      8.98%
  Regulatory minimum                    4.00%                      4.00%
  Well-capitalized minimum              5.00%                      5.00%
Tier I risk-based capital               9.32%                     10.78%
  Regulatory minimum                    4.00%                      4.00%
  Well-capitalized minimum              6.00%                      6.00%
Total risk-based capital               10.56%                     12.01%
  Regulatory minimum                    8.00%                      8.00%
  Well-capitalized minimum             10.00%                     10.00%

     During February, 2001, Humboldt issued $5.2 million of 10.20% junior subordinated deferrable interest debentures due February 22, 2031 ("the debentures") to Humboldt Bancorp Statutory Trust I ("Humboldt Trust I"), a Connecticut statutory trust in which Humboldt owns all the common equity. The debentures are the sole asset of Humboldt Trust I. Humboldt Trust I issued $5 million of trust preferred securities to institutional investors in an unregistered private placement. Although the subordinated debentures will be treated as debt of Humboldt, they currently qualify for Tier I capital treatment, subject to certain limitations. The trust preferred securities are callable by Humboldt on or after February 22, 2011, subject to certain liquidation premiums. The trust preferred securities must be redeemed upon maturity of the debentures in February 2031. Humboldt had previously issued $5.3 million of trust preferred securities in 2000 and, as of March 31, 2001, all of Humboldt's trust preferred securities qualify as Tier I capital.

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

Impact of new Accounting Standards

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces Statement No 125. This statement, while not changing most of the guidance originally issued in Statement No. 125, revises the standards for accounting for securitizations and other transfers and requires certain additional disclosures related to the transferred assets. Certain provisions of the statement related to the recognition, reclassification, and disclosure of collateral, as well as the disclosure of securitization transactions, became effective December 31, 2000. Other provisions related to the transfer and servicing of financial assets and extinguishment of liabilities are effective for transactions occurring after March 31, 2001. Based on current operations, the application of this statement has had no material impact on our financial position or results of operations.

Item III.  Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes in Humboldt's quantitative and qualitative disclosures about market risk as of June 30, 2001 from that presented in Humboldt's Annual Report on Form 10-K for the year ended December 31, 2000.

                           PART II - OTHER INFORMATION


Item 1 - Legal Proceedings - None

Item 2 - Changes in Securities - None

Item 3 - Defaults Upon Senior Securities - None

Item 4 - Submission of Matters to a vote of Security Holders -

     On or about April 13, 2001, a Proxy Statement of Humboldt Bancorp was mailed to shareholders of record as of March 31, 2001 by the Board of Directors soliciting proxies for use at the Annual Meeting of Shareholders to be held on May 21, 2001. At the meeting, the shareholders were asked to elect management's nominees for Directors (11), ratify the appointment of Richardson and Company as independent certified accountants, approval of the 2001 Humboldt Bancorp and Subsidiaries Equity Incentive Plan, and to approve the Humboldt Bancorp Stock Option Plan. The results of the voting are as follows:

PROPOSAL #1 - Election of Directors

                                                      Common Stock
                                             Votes For            Withheld
                                           ---------------      --------------
Lawrence Francesconi                            7,174,315              69,317
Theodore S. Mason                               7,150,141              69,317
Ronald F. Angell                                7,178,142              69,317
Gary L. Evans                                   7,184,955              69,317
Garry D. Fish                                   7,182,179              69,317
Gary C. Katz                                    7,171,177              69,317
John W. Koeberer                                7,136,589              69,317
Thomas Weborg                                   7,168,453              69,317
John R. Winzler                                 7,174,147              69,317
Gary L. Napier                                  7,093,557              69,317
john McBeth                                     7,168,454              69,317

PROPOSAL #2 - Ratify the appointment of Richardson and Company as Independent Certified Accountants.

                                           For:                     7,089,829
                                           Against:                    50,968
                                           Abstain:                    86,055

PROPOSAL #3 - Approval of the 2001 Humboldt Bancorp and Subsidiaries Equity Incentive Plan.

                                           For:                     4,944,473
                                           Against:                   315,963
                                           Abstain:                   287,334

PROPOSAL #4 - Approval of the 2001 Humboldt Bancorp Stock Option Plan.

                                           For:                     4,934,495
                                           Against:                   302,432
                                           Abstain:                   310,843

Item 5 - Other Information - None

Item 6 - Exhibits and Reports on Form 8-K - None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 14, 2001                   HUMBOLDT BANCORP

                                          /s/  Theodore S. Mason
                                          _____________________________________
                                          Theodore S. Mason
                                          President and Chief Executive Officer

                                          /s/  Patrick J. Rusnak
                                          _____________________________________
                                          Patrick J. Rusnak
                                          Chief Financial Officer