Form 10-Q
period 2001-09-30
HUMBOLDT BANCORP
filed 2001-11-19
CIK 1008554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 2001

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from ___________ to ___________

                         Commission file number 0-21656


                                HUMBOLDT BANCORP
                                ----------------
             (Exact name of registrant as specified in its charter)

           California                                 93-1175466
   (State of Incorporation)               (I.R.S. Employer Identification No.)

          2440 Sixth Street                              95502
          Eureka, California                           (Zip Code)
 (Address of Principal Executive Offices)

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

                                 YES [X] NO [ ]

                 Common stock, no par value: 10,453,0352 shares
                       outstanding as of November 14, 2001

                                      INDEX

PART I Financial Information

     Item 1. Financial Statements

          Consolidated  Balance  Sheets  (unaudited)  at September  30, 2001 and
               December 31, 2000

          Consolidated  Statements  of Income  (unaudited)  for the Three Months
               Ended September 30, 2001 and 2000, Consolidated Statements of Income (unaudited) for the Nine Months Ended September 30, 2001 and 2000

          Consolidated  Statements of Cash Flows (unaudited) for the Nine Months
               Ended September 30, 2001 and 2000

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

PART I   FINANCIAL STATEMENTS
ITEM 1.  FINANCIAL STATEMENTS

HUMBOLDT BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)


                                                               September 30,     December 31,
                                                                   2001              2000
                                                               -----------------------------
(in thousands)
Assets
  Cash and due from banks                                      $  59,920           $  60,126
  Interest-bearing deposits in other banks                           283                 171
  Federal funds sold                                              47,425              13,000
  Investment securities available-for-sale,
    at fair value                                                153,669             126,920
  Investment securities held-to-maturity                           6,977              14,867
  Loans held for sale                                                  -                 373
  Loans and leases                                               636,276             583,136
    Less:  allowance for loan and lease losses                     9,131               8,367
                                                               ---------           ---------
      Net loans and leases                                       627,145             574,769
    Premises and equipment, net                                   19,449              18,723
    Accrued interest receivable and other assets                  38,439              35,992
    Discontinued operations                                        4,938               7,348
                                                               ---------           ---------
        Total assets                                           $ 958,245           $ 852,289
                                                               =========           =========
Liabilities
   Deposits
      Noninterest-bearing                                      $ 193,093           $ 163,264
      Interest-bearing                                           627,648             549,543
                                                               ---------           ---------
        Total deposits                                           820,741             712,807
   Accrued interest payable and other liabilities                 18,417              13,775
   Borrowed funds                                                 42,866              47,349
   Trust Preferred Securities                                     10,465               5,310
                                                               ---------           ---------
        Total liabilities                                        892,489             779,241
Shareholders' Equity
   Common stock, no par value; 50,000,000
      shares authorized; 10,453,052  and 10,287,542
      shares issued and outstanding                               67,415              58,295
   Retained earnings / deficit                                    (3,756)             13,681
   Accumulated other comprehensive loss income                     2,097               1,072
                                                               ---------           ---------
        Total shareholders' equity                                65,756              73,048
                                                               ---------           ---------
        Total Liabilities and Shareholders' Equity             $ 958,245           $ 852,289
                                                               =========           =========


HUMBOLDT BANCORP AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)


                                                    For the Three               For the Nine
                                                        months                    months
                                                  Ended September 30,        Ended September 30,
(in thousands except per share amounts)           2001          2000          2001         2000
                                               ---------     ---------     ---------    ---------
Interest Income
  Interest and fees on loans and leases        $  13,915     $  13,445     $  42,072    $  34,613
  Interest on investment securities:
    Taxable                                        1,729         1,849         5,226        5,623
    Exempt from Federal income taxes                 365           403         1,174        1,236
  Interest on federal funds sold                     474           592         1,334        1,328
  Interest on deposits in other banks                  9            70            26          125
                                               ---------     ---------     ---------    ---------
    Total interest income                         16,492        16,359        49,832       42,925
                                               ---------     ---------     ---------    ---------
Interest Expense
  Interest on deposits                             6,316         6,531        20,046       16,366
  Interest on borrowed funds and other               743           537         2,331        1,056
                                               ---------     ---------     ---------    ---------
    Total interest expense                         7,059         7,068        22,377       17,422
                                               ---------     ---------     ---------    ---------
      Net interest income                          9,433         9,291        27,455       25,503

Provision for loan and lease losses                  509           452         1,886        2,302
                                               ---------     ---------     ---------    ---------
    Net interest income after provision
      for loan and lease losses                    8,924         8,839        25,569       23,201
                                               ---------     ---------     ---------    ---------
Other Income
  Fees and other income                            5,731         4,964        16,761       13,825
  Service charges on deposit accounts              1,185         1,071         3,859        2,949
  Net gain on sale of loans                          389           125           855          335
  Net investment securities gains (losses)           126             0           282          (74)
                                               ---------     ---------     ---------    ---------
    Total Other income                             7,431         6,160        21,757       17,035
                                               ---------     ---------     ---------    ---------
Other Expenses
  Salaries and employee benefits                   6,154         5,451        17,822       15,236
  Net occupancy and equipment expense              1,507         1,330         4,219        3,645
  Other expense                                    4,303         3,678        12,625       11,230
  Merger-related expenses                                                      3,531
                                               ---------     ---------     ---------    ---------
    Total Other Expenses                          11,964        10,459        38,197       30,111
                                               ---------     ---------     ---------    ---------
    Income before taxes and
      discontinued operations                      4,391         4,540         9,129       10,125
  Provision for income Taxes                       1,507         1,590         3,244        3,507
                                               ---------     ---------     ---------    ---------
    Income before discontined operations           2,884         2,950         5,885        6,618
    Income (loss), Discontinued operations             -           136       (14,594)         695
                                               ---------     ---------     ---------    ---------
    Net Income  (loss)                         $   2,884     $   3,086     $  (8,709)   $   7,313

  Change in unrealized holding gains / losses
    for period, net of tax                           644           871           779          600
                                               ---------     ---------     ---------    ---------
  Comprehensive income                         $   3,528     $   3,957     $  (7,930)   $   7,913
                                               =========     =========     =========    =========
  Basic earnings (loss) per share              $    0.28     $    0.31     $   (0.84)   $    0.75
  Diluted earnings (loss) per share            $    0.27     $    0.29     $   (0.80)   $    0.71

  Basic earnings per share,
    continuing operations                      $    0.28     $    0.30     $    0.57    $    0.68

  Diluted earnings per share,
    continuing operations                      $    0.27     $    0.28     $    0.54    $    0.64

  Basic shares outstanding                        10,421         9,957        10,363        9,749
  Diluted shares outstanding                      10,846        10,551        10,833       10,354


HUMBOLDT BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
In thousands


                                                                   For the Nine Months Ended
                                                                         September 30
                                                                     2001             2000
                                                               (In Thousands)
Cash flows from operating activities:
  Net income
                                                                $   (8,709)         $    7,313
  Adjustments to reconcile net income to
   net cash provided (used) by operating
    activities:
      Depreciation, amortization and accretion                       1,886               2,302
      Provision for loan losses                                      3,247               2,033
      (gain) loss on sale of investment securities                    (282)                 74
      Equity in loss/(income) of associated companies                1,719                (695)
      Wind-down of discontinued operations                          12,585                   -
      Net change in assets                                          (5,978)             (7,407)
      Net change in liabilities                                      7,744               1,724
   Change in mortgage loans held for sale                              373               2,147
        Net cash provided by operating activities                   12,585               7,491

Cash flows from investing activities, net of purchase
  acquisitions:
    Proceeds from sales/maturities of securities available
      for sale                                                      69,373              22,355
    Proceeds from maturities of securities held to maturity            355              12,319
    Purchases of securities available for sale                     (81,725)            (19,639)
    Purchases of securities held to maturity                          (155)               (160)
    Net increase in loans                                          (53,889)            (80,170)
    Federal funds sold, net                                        (34,425)             (7,520)
    Net change in interest-bearing deposits in banks                  (112)               (124)
    Cash provided to unconsolidated leasing company                (10,783)             (2,000)
    Proceeds from sale of foreclosed real estate                       623               1,517
    Purchase of subsidiary                                               -             (10,923)
    Purchase of bank premises and equipment                         (3,326)             (6,437)
        Net cash used in investing activities                     (114,064)            (90,782)

Cash flows from financing activities, net of purchase
  acquisitions:
    Net change in deposits                                         107,934              61,639
    Payments on borrowed funds                                     (16,941)             (2,427)
    Proceeds from borrowed funds                                     4,888              12,905
    Proceeds from trust preferred securities                         5,000               5,310
    Proceeds from issuance of stock                                    392               7,629
              Net cash provided by financing activities            101,273              85,056
Net change in cash and cash equivalents                               (206)              1,765
Cash and cash equivalents at beginning of period                    60,126              48,496
Cash and cash equivalents at end of period                      $   59,920          $   50,261

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                    $   22,680          $   17,277
    Income Taxes                                                $    4,541          $    4,020
 NON-CASH TRANSACTIONS
    Unrealized holding (gain) losses on securities              $    1,905          $     (553)
    Deferred income taxes on unrealized holding gains
      and losses on securities                                  $     (881)         $      231
    Stock dividend                                              $        -          $    6,025
    Loans transferred to REO                                    $      480          $    2,147


Earnings (Loss) Per Share



                                                   For the Three Months      For the Nine Months
                                                    Ended September 30,      Ended September 30,
(In thousands, except per share data)                2001         2000        2001         2000
------------------------------------------------------------------------------------------------
Basic earnings per share:
   Weighted average shares outstanding              10,421        9,957      10,363        9,749
   Net income (loss)                              $  2,884     $  3,086    $ (8,709)    $  7,313

   Net income from continuing operations          $  2,884     $  2,950    $  5,885     $  6,618
   Basic earnings (loss) per share                $   0.28     $   0.31    $  (0.84)    $   0.75

   Basic earnings per share - continuing
     operations                                   $   0.28     $   0.30    $   0.57     $   0.68

Diluted earnings per share:
   Weighted average shares outstanding              10,421        9,957      10,363        9,749
   Net effect of the assumed exercise
     of stock options based on the treasury
     stock method using average market price
     for the period                                    425          594         470          605
                                                  ----------------------------------------------
   Total weighted average shares and common
     stock equivalents outstanding                  10,846       10,551      10,833       10,354
   Net income (loss)                              $  2,884     $  3,086    $ (8,709)    $  7,313

   Net income from continuing operations          $  2,884     $  2,950    $  5,885     $  6,618
   Diluted earnings (loss) per share              $   0.27     $   0.29    $  (0.80)    $   0.71

   Diluted earnings per share - continuing
     operations                                   $   0.27     $   0.28    $   0.54     $   0.64


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

Note 2 - Completed Merger

     On March 9, 2001, Humboldt completed its merger with Tehama Bancorp ("Tehama"), a single-bank holding company based in Red Bluff, California, in exchange for 3.39 million shares of Humboldt common stock. This merger was accounted for as a pooling of interests, and, accordingly, all financial information contained within this report has been restated to reflect the combination of Humboldt and Tehama for all periods presented. At December 31, 2000, Tehama had $244 million of total assets, $222 million of total liabilities and $22 million of total stockholders' equity. During the first quarter of 2001, Humboldt recognized expenses related to the Tehama merger of $2.8 million, net of tax. Upon completion of the merger, Tehama's principal subsidiary, Tehama Bank, became a wholly-owned subsidiary of Humboldt and Humboldt became the sole shareholder of Bancorp Financial Services, Inc.

Note 3 - Trust Preferred Securities

     In February 2001, Humboldt formed a wholly-owned Connecticut statutory business trust, Humboldt Bancorp Statutory Trust I ("Humboldt Trust I"), which issued $5 million of guaranteed preferred beneficial interests in Humboldt's junior subordinated deferrable interest debentures. These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Humboldt Trust I are owned by Humboldt. The net proceeds from the issuance of the common securities and the trust preferred securities were used by Humboldt Trust to purchase $5.2 million of junior subordinated debentures of Humboldt which carry a fixed interest rate of 10.20%. The proceeds received by Humboldt from the sale of the junior subordinated debentures were used to provide capital for Bancorp Financial Services, Inc., a wholly-owned subsidiary of Humboldt, and other corporate purposes. The debentures represent the sole asset of Humboldt Trust I. The debentures and related income statement effects are eliminated in Humboldt's financial statements.

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

     The trust preferred securities are mandatorily redeemable upon maturity of the debentures on February 22, 2031, or upon earlier redemption as provided in the indenture. Humboldt has the right to redeem the debentures purchased by Humboldt Trust I in whole or in part, on or after February 22, 2011. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount, any other accrued or unpaid interest, plus a premium ranging from 5.10% in 2011 to 0.51% in 2020.

Note 4 - Discontinued Operations

     During the first quarter of 2001, Humboldt's Board of Directors completed a strategic review of Bancorp Financial Services, Inc. ("BFS"), a subsidiary that principally acquired and serviced small ticket leases. This review was initiated in response to a number of factors, including the increased regulatory burden associated with BFS being a wholly-owned subsidiary after completion of the Tehama merger, future capital needs of BFS to support its growth and reliance upon the lease-backed securities market for liquidity. As a result of this review, Humboldt adopted a plan to discontinue the operations of BFS by sale of the company and engaged an investment banking firm to facilitate the sale during the first quarter of 2001. A valuation reserve of $700,000, net of tax, was recorded during the first quarter of 2001 based on an estimate of the value of BFS as a going concern. The operating results of BFS are included, net of tax, in the income statement as income (loss) from discontinued operations.

     During the second quarter of 2001, Humboldt was notified by the investment banker that the prospects for the sale of BFS as a going concern were unlikely. In response, Humboldt adopted a plan to wind-down the operations of BFS in an orderly manner. This plan included the immediate termination of all lease and loan acquisition activities. In connection with the wind-down plan, Humboldt recognized a loss on discontinued operations of $13.5 million during the second quarter of 2001.

     During the third quarter BFS sold approximately $5.8 million of lease receivables to an unrelated third party and paid down a like amount of bank debt. Since a valuation reserve was provided during the second quarter, there was no gain or loss recorded on the sale. In addition, the servicing responsibilities of BFS for approximately 5,400 leases under certain securitzation servicing agreements were transferred to a third party effective August 31, 2001. This servicing transfer permitted BFS to relocate to smaller facility and significantly reduce staff levels.

     As of September 30, 2001, BFS had total assets of $16.4 million, which included cash of $1.7 million, lease and loan receivables of $9.7 million, lease-backed notes of $3.9 million and other assets of $7.7 million. Total liabilities as of September 30, 2001, were $18.1 million and included commercial bank borrowings of $7.2 million, non-bank borrowings of $5.9 million, lease and loan payment servicing liabilities of $3.0 million and other liabilities of $2.0 million. BFS had total deficit shareholders' equity of $2.8 million.

     During the second quarter of 2001, Humboldt guaranteed BFS borrowings from two commerical banks in consideration for modification of the loan terms. As of September 30, 2001, the guaranteed borrowing totaled $7.7 million and were included in borrowed funds on the balance sheet.

     Humboldt and BFS established accruals for expected costs related to the wind-down during the second quarter of 2001 totaling $3.2 million. As of September 30, 2001, the remaining balance of the wind-down accrual was approximately $854,000. Management believes the accrual for wind-down expenses is sufficient to cover the remaining wind-down costs. The final disposal date of the remaining assets of BFS was unknown at September 30, 2001; however, it is expected to be substantially completed by June 30, 2002. Humboldt may continue to operate BFS for an indefinite period in order to recover balances of accounts previously charged-off with the expectation that the charge-off recoveries would exceed the operating expenses related to the recovery efforts. In the event that recoveries are less than operating expenses, the recovery operation will be terminated and the charged-off balances sold to a third party.

Note 5 - New Pronouncements

     During July 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141, "Accounting for Business Combinations". This statement requires that all business combinations be accounted for under the purchase method. Use of pooling-of-interest is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The change in accounting for business combinations should not have a negative impact on Humboldt's ability to realize its current business strategy.

     During June 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 142, "Accounting for Goodwill and Other Intangible Assets." This statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change provides investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The amortization of goodwill ceases upon adoption of the Statement, January 1, 2002. Implementation of accounting for goodwill is not expected to have a material effect on Humboldt's financial position or results of operations.

Note 6 - Segment Information

     Through September 30, 2001, Humboldt operated in two principal industry segments: retail banking and merchant bankcard department. Humboldt core retail banking segment includes commercial, commercial real estate, construction, and permanent residential lending along with all depository activities. Humboldt's merchant bankcard department segment provides services for approximately 99,800 merchants throughout the United States.

Business Segments

                                                         For the Three Months Ended                 For the Nine Months Ended
                                                              September 30, 2001                        September 30, 2001

                                                  Retail    Merchant Bancard                Retail    Merchant Bancard
                                                  Banking         Dept.          Total      Banking         Dept.          Total
                                                 ---------------------------------------   ---------------------------------------
                                                              (Dollars in thousands)                    (Dollars in thousands)

Non-interest income                              $   2,222     $    5,209     $    7,431   $   6,361     $   15,396     $   21,757
Interest income                                     16,400             92         16,492      49,572            260         49,832
Interest expense                                     7,009             50          7,059      22,194            183         22,377
Interest income/(expense) allocation                  (377)           377              0      (1,234)         1,234              0
Segment profit, before taxes   (1)                   2,109          2,282          4,391       5,449          7,211         12,660
Additions to reserves for potential losses             509            116            625       1,886            410          2,296
Segment assets                                     870,522         87,723        958,245     870,522         87,723        958,245


                                                           For the Three Months Ended                For the Nine Months Ended
                                                                September 30, 2000                      September 30, 2000
                                                    Retail    Merchant Bancard                Retail    Merchant Bancard
                                                    Banking         Dept.          Total      Banking         Dept.          Total
                                                 ----------------------------------------  ---------------------------------------
                                                                (Dollars in thousands)                  (Dollars in thousands)


Non-interest income                              $   1,676     $    4,484     $    6,160   $   4,021     $   13,014     $   17,035
Interest income                                     16,250            109         16,359      42,575            350         42,925
Interest expense                                     6,983             85          7,068      17,128            294         17,422
Interest income/(expense) allocation                  (385)           385              0      (1,158)         1,158              0
Segment profit, before taxes                         2,659          1,881          4,540       5,385          4,740         10,125
Additions to reserves for potential losses             452            188            640       2,302          1,223          3,525
Segment assets                                     760,249         75,046        835,295     760,249         75,046        835,295


(1)  Excludes merger related and discontinued operatins.

Part I Item II

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

Overview

     Humboldt Bancorp. ("Humboldt") is a bank holding company registered under the Bank Holding Company Act of 1956. As of September 30, 2001, Humboldt had the following subsidiaries:

Subsidiary Name                     Classification          Total Assets (000'S)

Humboldt Bank                       Commercial Bank                $517,143
Capitol Valley Bank                 Commercial Bank                  76,886
Tehama Bank                         Commercial Bank                 266,365
Capitol Thrift & Loan               Industrial Bank                 124,363

     Total consolidated assets at September 30, 2001, were $951 million, compared with $852 million at December 31, 2000, an increase of 15% on an annualized basis. During the first quarter of 2001, Humboldt adopted a plan whereby Bancorp Financial Services; Inc. is classified as a discontinued operation. Additional information regarding this is provided under the Discontinued Operations section below.

Stock Dividend

     On June 15, 2001, Humboldt distributed a 10% stock dividend on the common stock outstanding as of June 1, 2001. All earnings per share data has been restated to include this stock dividend. Humboldt has never declared a cash dividend on the common stock. Payment of future dividends is at the discretion of Humboldt's board of directors and subject to a number of factors, including our results of operations, general business conditions, capital requirements, general financial condition, and other factors.

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

Trust Preferred Securities

     In February 2001, Humboldt formed a wholly-owned Connecticut statutory business trust, Humboldt Bancorp Statutory Trust I ("Humboldt Trust I"), which issued $5 million of guaranteed preferred beneficial interests in Humboldt's junior subordinated deferrable interest debentures. These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Humboldt Trust I are owned by Humboldt. The net proceeds from the issuance of the common securities and the trust preferred securities were used by Humboldt Trust to purchase $5.2 million of junior subordinated debentures of Humboldt which carry a fixed interest rate of 10.20%. The proceeds received by Humboldt from the sale of the junior subordinated debentures were used to provide operating liquidity for Bancorp Financial Services, Inc., a wholly owned subsidiary of Humboldt, and other corporate purposes. The debentures represent the sole asset of Humboldt Trust I.

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

Bancorp Financial Services, Inc. ("BFS") - Discontinued Operations

     As previously disclosed, during the second quarter of 2001, Humboldt implemented a plan to wind-down the operations of BFS in an orderly manner and recorded a related loss on discontinued operations of $13.5 million, net of tax. The second quarter loss on discontinued operations included charges related to the write-off of retained interest assets, provision for lease/loan losses, estimated market valuation adjustments for lease and loan portfolios, professional fees, severance and other operating expenses. Based on the progress made with liquidation of assets, no additional loss related to the BFS wind-down was recorded during the third quarter of 2001.

     BFS had borrowings from two commercial banks at September 30, 2001, totaling approximately $7.7 million and secured by small-ticket leases and auto loans. These borrowings are guaranteed by Humboldt Bancorp. The decrease in bank borrowings of $5.8 million during the third quarter was primarily due to the sale of lease receivables securing one of the borrowings to an unrelated third party. After the sale of underlying collateral, a deficiency balance of approximately $513,000 was outstanding as of September 30, 2001. Humboldt has received a commitment from the lender to term out the deficiency. Since all loans and leases were adjusted to market value during the second quarter, BFS did not incur any loss on the sale.

     Management is currently evaluating options for the BFS auto loan portfolio, which totaled approximately $7.1 million at September 30, 2001, and is currently financed by loans from the two commercial banks. The option being considered includes the sale of the portfolio to a third party. Humboldt has received commitments from both lenders to restructure the auto debt, which mature in December 2001, into one facility with repayment tied to the scheduled cash flows from the auto loans. A decision regarding the disposition of the auto loan portfolio is expected to be made during the fourth quarter.

     As of September 30, BFS had borrowings from two unrelated non-bank lenders totaling $5.9 million. Neither of these two borrowings is guaranteed by Humboldt Bancorp. One of the borrowings was originally structured as a loan to an unconsolidated, bankruptcy-remote subsidiary of BFS as a commercial paper conduit facility for funding the acquisition of lease contracts. This facility matured on March 31, 2001 and has not been extended. As of September 30, 2001, the balance outstanding on this loan is $1.0 million, a reduction of $4.0 million from June 30, 2001. The reduction in the balance is due to the scheduled repayments received on the underlying lease collateral of approximately $900,000 and the repurchase of approximately $3.1 million of underlying leases at par value that did not meet certain eligibility requirements. The leases repurchased by BFS were resold the same day to an unrelated third party. BFS did not incur any loss on this sale since a market valuation reserve was established during the second quarter.

     The second non-bank borrowing was obtained in February 2001 in connection with the issuance of term lease-backed notes. This placement agent was able to place approximately $4.6 million of the Class C lease-backed notes with a non-affiliated investor; however, the transaction was structured as a secured borrowing due to certain restrictions contained in the indenture. The result of the transaction on the balance sheet of BFS was the establishment of an asset for the Class C lease-backed notes and a related liability for the debt. The loan agreement contained a provision that permitted BFS to retain principal and interest monthly cash flows due on the Class C lease-backed notes under a structure where the retained amounts become a subordinate borrowing secured by the retained interest assets of BFS.

     As of September 30, 2001, the subordinate borrowing totaled $1.0 million and the Class C secured borrowing totaled $3.9 million. BFS and the investor have reached an agreement in principle (subject to definitive documentation) whereby the investor will take certain actions that permit the transfer of ownership of the Class C lease-backed notes to an unrelated third party satisfaction of the $3.9 million related debt. In addition, the agreement will provide for establishing the subordinated borrowing under a separate borrowing agreement secured by the retained interest assets of BFS and the simultaneous transfer of ownership of the loan to the same party acquiring ownership interest in the Class C lease-backed notes. This loan will bear interest at 12% compounded annually, with repayment of principal and interest tied to the receipt of retained interest cash flows by BFS in the future. Management expects that this transaction will be completed during the fourth quarter of 2001.

     During the third quarter, BFS completed the transfer of servicing responsibilities for approximately 3,600 leases that serve as the underlying collateral for lease-backed notes sold by BFS during 2000 and 2001. The servicing transfer allowed BFS to substantially reduce its staff levels and to relocate its operations to a smaller facility. Prior to relocating its operations on October 1, 2001, BFS negotiated an agreement to sub-lease its office space to an unrelated third party for the remaining term of the lease.

     Management does not expect that any further significant losses will be incurred with the completion of the final wind-down of BFS and the disposition of remaining assets, although there can be not assurances that BFS will not incur unforeseen future liabilities.

Results of Continuing Operations

     For the three months ended September 30, 2001, Humboldt reported net income of $2.9 million, or $0.27 per diluted share, compared to net income of $3.1 million, or $0.29 per diluted share, for the same period in 2000. For the nine months ended September 30, 2001, Humboldt reported a net loss of $8.7 million, or $.80 per diluted share, compared to net income of $7.3 million, or $0.71 per diluted share, for the same period in 2000. Humboldt reported net income from continuing operations for the first nine months of 2001 of $5.9 million, or $0.54 per diluted share, compared with $6.6 million, or $0.64 per diluted share, for the same period in 2000.

     During the first three months of 2001, Humboldt recognized expenses related to the Tehama merger of $2.8 million, net of tax. In addition, Humboldt classified BFS as a Discontinued Operation during the first quarter of 2001 and reported a loss on Discontinued Operations of $14.6 million net of tax, as of September 30, 2001. Excluding the impact of merger related charges and loss from discontinued operations, Humboldt's net operating income for the nine months of 2001 was $8.6 million, or $0.80 per diluted share. These operating results produced a return on average shareholders' equity and return on average assets of 16.4% and 1.29%, respectively, compared with 14.2% and 1.20%, respectively, for the same period in 2000.

     The following table summarizes the components of income and expense for the nine months of 2001 and 2000 and the changes in those components for the periods presented.

Table 1 - Condensed Consolidated Statements of Income
Unaudited
(in thousands)


                                            For the Three Months                           For the Nine Months
                                             Ended September 30,   Change                  Ended September 30,    Change
                                               2001       2000     Amount    Percent         2001       2000      Amount    Percent
                                            ------------------------------------------     -----------------------------------------
Interest income                             $   16,492     16,359       133         1%     $  49,832     42,925      6,907       16%
Interest expense                                 7,059      7,068        (9)        0%        22,377     17,422      4,955       28%
                                            --------------------------------               --------------------------------
Net interest income                              9,433      9,291       142         2%        27,455     25,503      1,952        8%
Provision for loan losses                          509        452        57        13%         1,886      2,302       (416)     -18%
                                            --------------------------------               --------------------------------
Net interest income after
    provision for loan losses                    8,924      8,839        85         1%        25,569     23,201      2,368       10%
Non-interest income                              7,431      6,160     1,271        21%        21,757     17,035      4,722       28%
Non-interest expense                            11,964     10,459     1,505        14%        34,666     30,111      4,555       15%
Merger-related expense                               -          -                   nm         3,531          -                   nm
                                            --------------------------------               --------------------------------
Income before taxes                              4,391      4,540      (149)       -3%         9,129     10,125       (996)     -10%
Income tax expense                               1,507      1,590       (83)       -5%         3,244      3,507       (263)      -8%
                                            --------------------------------               --------------------------------
Net income from continuing operations            2,884      2,950       (66)       -2%         5,885      6,618       (733)     -11%
Income(loss) on discontinued
  operations, net of tax                             -        136      (136)     -100%       (14,594)       695    (15,289)   -2200%
                                            --------------------------------               --------------------------------
Net income (loss)                           $    2,884      3,086      (202)       -7%     $  (8,709)     7,313    (16,022)    -219%
                                            ================================               ================================
Net operating income*                            2,884      2,950       (66)       -2%         8,647      6,618      2,029       31%


*  Excludes merger related expenses


Net Interest Income

     Net interest income is the largest source of Humboldt's operating income. Net interest income was $9.4 million for the three months ended September 30, 2001, an increase of 2% over the comparable period in 2000. The increase in net interest income for the three months ended September 30, 2001, is primarily attributable to increases in outstanding average interest earning assets over the comparable prior year period. Net interest income was $27.5 million for the nine months ended September 30, 2001, an increase of 8% over the comparable period in 2000.

     For the nine months ended September 30, 2001, the net interest margin (net interest income as a percentage of average interest earning assets) on a fully-tax equivalent basis was 4.77%, 44 basis points less than the comparable prior year period and 9 basis points less than the first six months of 2001. The fully tax equivalent net interest margin for the third quarter of 2001 was 4.54%, down .08 basis points from the prior quarter. The compression of the margin is primarily due to the rapid decline in short-term market interest rates since year-end 2000.

     The following table shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned (on a fully-tax equivalent basis) and paid by Humboldt on those assets and liabilities for the nine month periods ended September 30, 2001, and 2000.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis Fully tax-equivalent basis
(in thousands)


                                                                      For the Nine Months Ended
                                                             September 30, 2001                      September 30, 2000
                                            -------------------------------------------------------------------------------
                                              Average       Interest       Avg.       Average       Interest      Avg.
                                              Balance         (1)          Rate       Balance         (1)         Rate
                                            -------------------------------------------------------------------------------
Assets:
Interest-earning assets:
  Loans, net of unearned income (2)         $   604,776   $    42,072         9.30% $   493,094   $    34,613        9.39%
  Investment securities                         133,933         6,990         6.98%     144,712         7,551        6.98%
  Federal funds sold
    and other interest income                    47,322         1,360         3.84%      31,327         1,381        5.89%
                                            -------------------------------------------------------------------------------
Total interest-earning assets /
  interest income                               786,031        50,422         8.58%     669,133        43,545        8.70%
                                            -------------------------------------------------------------------------------
Non-interest-earning assets:
  Allowance for loan losses                      (8,834)                                 (7,534)
  Cash and due from banks                        58,440                                  46,077
  Premises and equipment                         19,114                                  14,976
  Goodwill and deposit intangibles                4,761                                   3,804
  Other assets                                   39,656                                  13,145
                                            ------------                            ------------
Total assets                                $   899,168                             $   739,601
                                            ============                            ============
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
  Interest-bearing deposits:
    Transaction accounts                    $    41,028   $       211         0.69% $    40,294   $       281        0.93%
    Savings deposits                            186,120         5,025         3.61%     131,709         3,259        3.31%
    Certificates of deposit                     355,879        14,810         5.56%     308,143        12,826        5.57%
    Individual Retirement Accounts
                                            -------------------------------------------------------------------------------
    Total interest-bearing deposits             583,027        20,046         4.60%     480,146        16,366        4.56%
                                            -------------------------------------------------------------------------------
Federal Home Loan Bank advances                  31,388         1,165         4.96%       9,135           421        6.16%
Other borrowings (3)                             17,897         1,166         8.71%      10,025           635        8.47%
                                            -------------------------------------------------------------------------------
  Total borrowed funds                           49,285         2,331         6.32%      19,160         1,056        7.37%
                                            -------------------------------------------------------------------------------
Total interest-bearing liabilities /
  interest expense                              632,312        22,377         4.73%     499,306        17,422        4.67%
Non-interest-bearing liabilities:
  Non-interest-bearing deposits                 180,313                                 175,271
  Other liabilities                              16,167                                   2,566
                                            ------------                            ------------
  Total liabilities                             828,792                                 677,143
                                            ------------                            ------------
Stockholders' equity                             70,376                                  62,458
                                            ------------                            ------------
Total liabilities
  and stockholders' equity                  $   899,168                             $   739,601
                                            ============                            ============
Net interest-rate spread                                                      3.85%                                  4.03%
Impact of non-interest bearing
  sources and other changes in
  balance sheet composition                                                   0.92%                                  1.18%
                                                                       -------------                           ------------
Net interest income /
  margin on interest-earning assets (4)                   $    28,045         4.77%               $    26,123        5.21%
                                                          ============ =============              ============ ============


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

Table 3 - Change in Interest Income and Expense on a Tax Equivalent Basis Unaudited (in thousands)


                                                      Nine Months Ended September 30,
                                                            2001 Compared to 2000
                                                              Increase (decrease)
                                                        in interest income and expense
                                                              due to changes in:
                                                      Volume         Rate         Total
                                                     ----------   -----------   ----------
Interest-earning assets:
Loans                                                $   7,769    $     (310)   $   7,459
Investment securities                                     (563)            2         (561)
Federal funds sold
  and other interest income                                460          (481)         (21)
                                                     ----------   -----------   ----------
Total interest-earning assets                            7,666          (789)       6,877

Interest-bearing liabilities:
Transaction accounts                                         4           (74)         (70)
Savings deposits                                         1,469           297        1,766
Money market accounts
Certificates of deposit                                  1,987            (3)       1,984
Brokered certificates of deposit
Other time deposits
                                                     ----------   -----------   ----------
  Total interest-bearing deposits                        3,460           220        3,680
FHLB advances                                              826           (82)         744
Other borrowings                                           513            18          531
                                                     ----------   -----------   ----------
  Total borrowed funds                                   1,339           (64)       1,275
                                                     ----------   -----------   ----------
Total interest-bearing liabilities                       4,799           156        4,955
                                                     ----------   -----------   ----------
Increase (decrease)
  in net interest income                             $   2,867    $     (945)   $   1,922
                                                     ==========   ===========   ==========



Provision for Loan Loss

     The provision for loan losses was $509,000, or 0.32% of average loans on an annualized basis, for the three months ended September 30, 2001, compared with $452,000, or 0.32% of average loans, for the same period in 2000. Net charge-offs for the three months ended September 30, 2001, were $353,000, or 0.22% of average loans on an annualized basis, compared to $451,000 thousand, or 0.32% of average loans on an annualized basis, for the same period in 2000. For the nine months ended September 30, 2001, the provision for loan losses was $1.9 million, or 0.42% of average loans on an annualized basis, compared with $2.3 million, or 0.62% of average loans, for the same period in 2000. Net charge-offs for the nine months ended September 30, 2001, were $1.1 million, or 0.25% of average loans on an annualized basis, compared to $1.2 million, or 0.34% of average loans on an annualized basis, for the same period in 2000.

     The  provision  for loan  losses  and  allowance  for loan  losses  reflect management's consideration of the various risks in the loan portfolio. Additional discussion of loan quality and the allowance for loan losses is provided in the Asset Quality discussion section of this report.

Non-interest Income

     Non-interest income for the three months ended September 30, 2001, was $7.4 million, an increase of $1.3 million, or 21%, over the comparable 2000 period. Non-interest income for the nine months ended September 30, 2001, was $21.8 million, an increase of $4.7 million, or 28%, over the comparable 2000 period. The following table summarizes the major categories of non-interest income for the three and nine months ended September 30, 2001 and 2000, and the changes in those components for the periods presented.

Table 4 - Other Non-Interest Income
(in thousands)


                                             For the Three Months Ended September 30,      For the Nine Months Ended September 30,
                                                                  Change     Change                              Change     Change
                                            2001        2000      Amount    Percent         2001       2000      Amount    Percent
                                         -----------------------------------------------------------------------------------------

Merchant processing fees                 $ 3,694    $ 3,974    $  (280)       -7%      $ 10,286   $ 10,819    $  (533)       -5%
ATM fees                                     661        814       (153)      -19%         2,291      2,117        174         8%
Bank-owned life insurance                    230        289        (59)      -20%           652        679        (27)       -4%
Service charges on deposit accounts          501        543        (42)       -8%         1,627      1,548         79         5%
Gain on sale of loans                        389        125        264       211%           855        335        520       155%
Gain (loss) on sale of securities            126          -        126       100%           282        (74)       356      -481%
Other                                      1,830        415      1,415       341%         5,764      1,611      4,153       258%
                                         ----------------------------------------------------------------------------------------
   Total other non-interest income       $ 7,431    $ 6,160    $ 1,271        21%      $ 21,757   $ 17,035    $ 4,722        28%
                                         =========================================================================================

     The decrease in merchant processing fees is primarily attributable to the modification of a service agreement with one of Humboldt's independent service organization (ISO) clients. Under the terms of the revised contract, which expires in the fourth quarter of 2001, Humboldt recognized fee income of $3.0 million during the nine months ended September 30, 2001. During the remaining term of this agreement Humboldt will recognize $.6 million. Although the revenue received by Humboldt during 2001 for the contract modification will reduce the processing fees in future years, management believes the modification provides Humboldt with a better risk-reward return than under the original agreement.

     Gains on the sale of investment securities recorded during the nine months of 2001 were $282,000, an increase of $356,000 over the same period in 2000.

Non-interest Expense

     For the three months ended September 30, 2001, non-interest expense totaled $12.0 million, an increase of $1.5 million, or 14%, over the same period in 2000. For the nine months ended September 30, 2001, non-interest expense totaled $38.2 million, an increase of $8.1 million, or 27%, over the same period in
2000. Included in non-interest expense for the first nine months of 2001 was $3.5 million of operating expenses related to the merger with Tehama. These expenses consisted primarily of professional fees, data processing expenses, compensation arrangements and depreciation of equipment. Excluding the merger-related expenses, non-interest expense increased by 15% during the first nine months of 2001 over the same period in 2000.

     Salary and employee benefit expense, which represents the single largest component of non-interest expense, increased by $700,000, or 13%, in the three months ended September 30, 2001, over the comparable 2000 period. Salary and employee benefit expense for the nine months ended September 30, 2001, was $2.6 million, or 17%, over the same period in 2000. This increase is primarily attributed to growth and the acquisition of Capitol Thrift & Loan in April 2000. No merger related activity is included in this comparison.

     Occupancy and equipment expense, excluding merger-related expense, for the three months ended September 30, 2001 was $1.5 million or 13% over the same period in 2000. For the nine months ended September 30, 2001, occupancy and equipment expense was $4.2 million or 16%, over the comparable period in 2000. This increase is primarily attributed to growth and the acquisition of Capitol Thrift & Loan in April 2000. No merger related activity is included in this comparison.

     Other non-interest expense, excluding merger-related expense, for the three months ended September 30, 2001, was $4.3 million or 17% over the same period in 2000. For the nine months ended September 30, 2001, other non-interest expense was $12.6 million or 12%, over the comparable period in 2000. This increase is primarily attributed to growth and the acquisition of Capitol Thrift & Loan in April 2000.

     The efficiency ratio, which is a measure of operating expenses excluding non-recurring expenses as a percentage of operating revenues, was 70.4% for the nine months ended September 30, 2001, a 35 basis point improvement compared with the same period in 2000.

Income Taxes

     Income tax expense for the nine months ended September 30, 2001, was $3.2 million, compared with $3.5 million for the same period in 2000. The effective tax rate (income tax expense as a percentage of pre-tax net income) for the nine months ended September 30, 2001, was 36.7%, compared to 34.4% for comparable 2000 period.

Investment Securities

        Average securities for the first nine months of 2001 were $134 million, a decrease of $11 million, or 8%, over the comparable 2000 period. During the first quarter of 2001, Humboldt conducts a quarterly review of its securities portfolio in consideration of recent changes in market interest rates, loan demand and other factors. As a result of these reviews, certain investment securities totaling approximately $61 million were sold during the first nine months of 2001, resulting in gains on sale of $282,000. Humboldt purchased $82 million of investment securities to replace those sold.

Loans

     Humboldt experienced annualized loan growth of 12% for the nine-month period ended September 30, 2001. This growth was the result of continued favorable economic conditions in Humboldt's primary market areas, in particular the greater Sacramento, California region. Total loans, net of unearned income, totaled $636 million at September 30, 2001, compared to $584 million at December 31, 2000. Average loans for the nine months ended September 30, 2001, were $605 million, compared to $493 million for the same period of 2000. The average yield on loans for the nine months ended September 30, 2001, was 9.30%, compared to 9.39% for the same period in 2000 and 9.54% for the first six months of 2001.

The decrease in the average yield on loans is primarily due to the general decline in market interest rates during the first nine months of 2001. The average prime rate, the benchmark index for a substantial percentage of Humboldt loans for the first nine months of 2001 was 7.57%, or 193 basis points lower than the fourth quarter of 2000.

Asset Quality

     Non-performing assets, which include non-accrual loans, loans past-due 90 days or more and still accruing interest and other real estate owned totaled $6.8 million at September 30, 2001, compared to $4.6 million at December 31, 2000. Total non-performing loans at September 30, 2001, increased by $2.2 million over the year-end 2000 level. Non-performing loans at September 30, 2001, consisted primarily of loans secured by real estate that are generally well secured and in the process of collection. Other real estate owned at September 30, 2001, totaled $500,000, compared to $1.0 million at December 31, 2000, and was comprised of three properties.

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

Table 5 - Non-Performing Assets
(in thousands)


                                               September 30,   December 31,    September 30,
                                                    2001          2000             2000
                                               -------------------------------------------
Non-accrual loans                              $   3,899       $   1,434        $    2,388
Loans past due 90 days or more and
  still accruing                                   2,358           2,107             4,265
                                               -------------------------------------------
  Total non-performing loans                       6,257           3,541             6,653
Other real estate owned                              538           1,009               976
                                               -------------------------------------------
  Total non-performing assets                  $   6,795       $   4,550        $    7,629
                                               ===========================================
Total non-performing loans as a percentage
  of total loans                                    0.98%           0.61%             1.19%
Total non-performing assets as a percentage
  of total assets                                   0.71%           0.53%             0.91%


     The increase in non-accrual loans from year-end 2000 is primarily attributable to a $3 million loan secured by commercial real estate that was placed on non-accrual status during the first quarter of 2001. Subsequent to September 30, 2001, Humboldt received a principal paydown on this loan of $1.8 million and $160,000 in accrued interest and fees. The remaining balance is well-secured by commercial real estate and based on the improved debt service ability of the borrower was returned to accrual status.

     At  September  30,  2001,   Humboldt  had   approximately  $19  million  of
outstanding loans that were not included in the past-due or non-accrual categories, but for which management had knowledge that the borrowers had certain identified weaknesses based on Humboldt's internal risk rating system. Although these weaknesses are serious enough for management to be uncertain of the borrowers' ability to comply with the original repayment terms of the loans, no losses are anticipated at this time in connection with these loans based on current market conditions, cash flow generation and collateral values. These loans are subject to routine management review and are considered in determining the adequacy of the allowance for loan losses.

     The allowance for loan and lease losses ("ALLL") at September 30, 2001, totaled $9.1 million, an increase of $718,000, or 9%, from December 31, 2000. The ratio of ALLL to total loans at September 30, 2001, was 1.44%, compared with 1.53% at September 30, 2000, and 1.43% at December 31, 2000. At September 30, 2001 and December 31, 2000, the ratio of ALLL to total non-performing loans was 146% and 236%, respectively.

     The following table provides an analysis of the changes in the ALLL for the nine months ended September 30, 2001 and 2000.

Table 6 - Summary of Loan Loss Experience
(in thousands)

                                                           Nine Months Ended
                                                             September 30
                                                          2001           2000
                                                       ------------------------
Balance beginning of period                            $    8,367     $   7,505
Provision for loan losses                                   1,886         2,302
Loans charged-off                                          (1,482)       (1,403)
Charge-off recoveries                                         360           165
                                                       ------------------------
Net charge-offs                                            (1,122)       (1,238)
                                                       ------------------------
Balance end of period                                  $    9,131     $   8,569
                                                       ========================

                                                      September 30   December 31
                                                          2001           2000

Total loans:
  At period end                                       $  636,276     $ 583,509
  Average (Nine months for 2001)                      $  604,776     $ 503,739
As a percentage of average loans:
  Net charge-offs (annualized basis
    for 2001)                                               0.25%         0.37%
  Provision for loan losses (annualized
    basis for 2001)                                         0.42%         0.50%
Allowance as a percentage of period end loans               1.44%         1.43%
Allowance as a percentage of non-performing loans           146%           236%


     During the fourth quarter of 2000 and continuing during the first nine months of 2001, the State of California has been subject to a deterioration of the ability of major utility companies to provide energy for the State's needs. In northern California, where Humboldt operates, the crisis has resulted in "rolling black-outs" where certain areas are not provided with any electricity for periods of up to two hours. To date, the most significant impact has been a significant increase in electricity rates for most commercial and residential users, including Humboldt. In addition, the major utility companies have purchased electricity on a "spot" basis, at a price can which exceed their ability to pass on costs to customers and, as a result, one major utility company has filed for bankruptcy protection.

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

     Although Humboldt has no direct credit risk exposure to California utility companies, during the first nine months of 2001 Humboldt augmented its credit risk management practices in an attempt to monitor the impact of energy price increases on current and prospective borrowers.

     Management believes that the ALLL at September 30, 2001, is sufficient to absorb losses inherent in the loan portfolio. This assessment is based upon the best available information and does involve uncertainty and matters of judgement, including the impact of California energy prices discussed above. Accordingly, the adequacy of the loan loss reserve cannot be determined with precision and could be susceptible to significant change in future periods.

     Humboldt also bears certain indirect credit risks related to its Merchant Bankcard segment, which provides VISA and Mastercard settlement services for approximately 99,800 merchants located throughout the United States. Accordingly, Humboldt has implemented active risk mitigation and management practices and established reserves for losses associated with merchant processing. At September 30, 2001, the reserves for merchant processing losses totaled $2.6 million, an increase of $300,000 from year-end 2000. For the first nine months of 2000, Humboldt recognized losses charged against the reserve of $109,000. During the first nine months of 2001, Humboldt processed $4.0 billion of merchant processing transaction volume.

Deposits and Borrowed Funds

     Total deposits increased by $47 million during the quarter ended September 30, 2001, an annual growth rate of 24%. During the nine months ended September 30, 2001, deposits increased $108 million an annual growth rate of 20%.

     Total average non-interest bearing deposits for the nine months ended September 30, 2001, were $180 million, an increase of $5 million, or 3%, from the same period in 2000. For the nine months ended September 30, 2001, total average interest bearing deposits were $583 million, an increase of $103 million, or 21%, from the comparable 2000 period.

     As of September 30, 2001, Humboldt had $5 million of brokered deposits at a rate of 4.55% that matures in April 2002.

     Total average borrowed funds for the nine months ended September 30, 2001, were $49 million, an increase of $30 million, or 157%, from the comparable 2000 period. Most of this increase is attributed to increased net borrowings from the FHLB and was utilized to fund growth of the loan portfolio. At September 30, 2001, Humboldt had aggregate FHLB borrowings of approximately $35 million.

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

     At September 30, 2001, Humboldt's simulation model indicated that net interest income would increase by .09% if interest rates increased by 200 basis points and would decrease by 0.24% if interest rates fell by the same amount. Both of the simulation results are within the limits of Humboldt's policy. Humboldt does not currently utilize off-balance sheet derivative instruments for interest rate risk management.

Capital Resources and Liquidity

     The following table shows Humboldt's capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution at September 30, 2001 and December 31, 2000:

                                          September 30,           December 31,
                                              2001                    2000

Leverage ratio                                7.66%                   8.98%
    Regulatory minimum                        4.00%                   4.00%
    Well-capitalized minimum                  5.00%                   5.00%
Tier I risk-based capital                     9.31%                  10.78%
    Regulatory minimum                        4.00%                   4.00%
    Well-capitalized minimum                  6.00%                   6.00%
Total risk-based capital                     10.51%                  12.01%
    Regulatory minimum                        8.00%                   8.00%
    Well-capitalized minimum                 10.00%                  10.00%

     During  February  2001,  Humboldt  issued  $5.2  million  of 10.20%  junior subordinated  deferrable  interest  debentures  due  February  22,  2031,  ("the debentures") to Humboldt Bancorp Statutory Trust I ("Humboldt Trust I"), a Connecticut statutory trust in which Humboldt owns all the common equity. The debentures are the sole asset of Humboldt Trust I. Humboldt Trust I issued $5 million of trust preferred securities to institutional investors in an unregistered private placement. Although the subordinated debentures will be treated as debt of Humboldt, they currently qualify for Tier I capital treatment, subject to certain limitations. The trust preferred securities are callable by Humboldt on or after February 22, 2011, subject to certain liquidation premiums. The trust preferred securities must be redeemed upon maturity of the debentures in February 2031. Humboldt had previously issued $5.3 million of trust preferred securities in 2000 and, as of March 31, 2001, all of Humboldt's trust preferred securities qualify as Tier I capital.

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

Impact of new Accounting Standards

     In July 2001, the FASB issued Statement No. 141. Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer by amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of.

     The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 2, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001, will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001, will continue to be amortized prior to the adoption of Statement 142.

     Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of warnings. Management has determined that there would be no transitional impairment losses upon adoption based on current market conditions.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes in Humboldt's quantitative and qualitative disclosures about market risk as of September 30, 2001, from that presented in Humboldt's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II - OTHER  INFORMATION

Item 1 - Legal Proceedings - None during the quarter

Item 2 - Changes in Securities - None

Item 3 - Defaults Upon Senior Securities - None

Item 4 - Submission of Matters to a vote of Security Holders - None

Item 5 - Other Information - None

Item 6 - Exhibits and Reports on Form 8-K -

     1. Form 8-K dated September 10, 2001, announced the termination of Richardson and Company's appointment as principal accountants and the engagement of KPMG LLP. as principal accountants.

     2. Form 8-K dated September 28, 2001, modifying the disclosure of the change in principal accountants made on Form 8-K on September 10, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 14, 2001                 HUMBOLDT BANCORP


                                          /s/   Theodore S. Mason
                                          Theodore S. Mason
                                          President and Chief Executive Officer


                                          /s/  Patrick J. Rusnak
                                          Patrick J. Rusnak
                                          Chief Financial Officer