Form 10-Q/A
period 2001-09-30
HUMBOLDT BANCORP
filed 2001-11-20
CIK 1008554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q/A
                   (Amendment No. 1 filed November 20, 2001)


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
                                                               =========           =========


HUMBOLDT BANCORP AND SUBSIDIARIES
Consolidated Statements of Income (Unaudited)


                                                    For the Three               For the Nine
                                                        months                    months
                                                  Ended September 30,        Ended September 30,
(in thousands except per share amounts)           2001          2000          2001         2000
                                               ---------     ---------     ---------    ---------
Interest Income
  Interest and fees on loans and leases        $  13,915     $  13,445     $  42,072    $  34,613
  Interest on investment securities:
    Taxable                                        1,729         1,849         5,226        5,623
    Exempt from Federal income taxes                 365           403         1,174        1,236
  Interest on federal funds sold                     474           592         1,334        1,328
  Interest on deposits in other banks                  9            70            26          125
                                               ---------     ---------     ---------    ---------
    Total interest income                         16,492        16,359        49,832       42,925
                                               ---------     ---------     ---------    ---------
Interest Expense
  Interest on deposits                             6,316         6,531        20,046       16,366
  Interest on borrowed funds and other               743           537         2,331        1,056
                                               ---------     ---------     ---------    ---------
    Total interest expense                         7,059         7,068        22,377       17,422
                                               ---------     ---------     ---------    ---------
      Net interest income                          9,433         9,291        27,455       25,503

Provision for loan and lease losses                  509           452         1,886        2,302
                                               ---------     ---------     ---------    ---------
    Net interest income after provision
      for loan and lease losses                    8,924         8,839        25,569       23,201
                                               ---------     ---------     ---------    ---------
Other Income
  Fees and other income                            5,731         4,964        16,761       13,825
  Service charges on deposit accounts              1,185         1,071         3,859        2,949
  Net gain on sale of loans                          389           125           855          335
  Net investment securities gains (losses)           126             0           282          (74)
                                               ---------     ---------     ---------    ---------
    Total Other income                             7,431         6,160        21,757       17,035
                                               ---------     ---------     ---------    ---------
Other Expenses
  Salaries and employee benefits                   6,154         5,451        17,822       15,236
  Net occupancy and equipment expense              1,507         1,330         4,219        3,645
  Other expense                                    4,303         3,678        12,625       11,230
  Merger-related expenses                                                      3,531
                                               ---------     ---------     ---------    ---------
    Total Other Expenses                          11,964        10,459        38,197       30,111
                                               ---------     ---------     ---------    ---------
    Income before taxes and
      discontinued operations                      4,391         4,540         9,129       10,125
  Provision for income taxes                       1,507         1,590         3,244        3,507
                                               ---------     ---------     ---------    ---------
    Income before discontined operations,
      net of taxes                                 2,884         2,950         5,885        6,618
    Income (loss), discontinued operations             -           136       (14,594)         695
                                               ---------     ---------     ---------    ---------
    Net Income  (loss)                         $   2,884     $   3,086     $  (8,709)   $   7,313

  Change in unrealized holding gains / losses
    for period, net of tax                           644           871         1,025          600
                                               ---------     ---------     ---------    ---------
  Comprehensive income                         $   3,528     $   3,957     $  (7,684)   $   7,913
                                               =========     =========     =========    =========
  Basic earnings (loss) per share              $    0.28     $    0.31     $   (0.84)   $    0.75
  Diluted earnings (loss) per share            $    0.27     $    0.29     $   (0.80)   $    0.71

  Basic earnings per share,
    continuing operations                      $    0.28     $    0.30     $    0.57    $    0.68

  Diluted earnings per share,
    continuing operations                      $    0.27     $    0.28     $    0.54    $    0.64

  Basic shares outstanding                        10,421         9,957        10,363        9,749
  Diluted shares outstanding                      10,846        10,551        10,833       10,354


HUMBOLDT BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
In thousands


                                                                   For the Nine Months Ended
                                                                         September 30
                                                                    2001               2000
                                                                -------------------------------
                                                                       (In Thousands)
Cash flows from operating activities:
  Net income                                                    $   (8,709)         $    7,313
  Adjustments to reconcile net income to
   net cash provided (used) by operating
    activities:
      Depreciation, amortization and accretion                       3,247               2,033
      Provision for loan losses                                      1,886               2,302
      (gain) loss on sale of investment securities                    (282)                 74
      Equity in loss/(income) of discontinued operations            14,304                (695)
      Net change in assets                                         (12,256)             (9,407)
      Net change in liabilities                                      7,744               1,724
   Change in mortgage loans held for sale                              373               2,147
                                                                -------------------------------
        Net cash provided by operating activities                    6,307               5,491

Cash flows from investing activities, net of purchase
  acquisitions:
    Proceeds from sales/maturities of securities available
      for sale                                                      57,178              22,355
    Proceeds from maturities of securities held to maturity          8,045              12,319
    Purchases of securities available for sale                     (81,725)            (19,639)
    Purchases of securities held to maturity                          (155)               (160)
    Net increase in loans                                          (53,889)            (80,170)
    Federal funds sold, net                                        (34,425)             (7,520)
    Net change in interest-bearing deposits in banks                  (112)               (124)
    Proceeds from sale of foreclosed real estate                       623               1,517
    Purchase of subsidiary                                               -             (10,923)
    Purchase of bank premises and equipment                         (3,326)             (6,437)
                                                                -------------------------------
        Net cash used in investing activities                     (107,786)            (88,782)
                                                                -------------------------------

Cash flows from financing activities, net of purchase
  acquisitions:
    Net change in deposits                                         107,934              61,639
    Payments on borrowed funds                                     (16,941)             (2,427)
    Proceeds from borrowed funds                                     4,888              12,905
    Proceeds from trust preferred securities                         5,000               5,310
    Proceeds from issuance of stock                                    392               7,629
                                                                -------------------------------
              Net cash provided by financing activities            101,273              85,056
                                                                -------------------------------
Net change in cash and cash equivalents                               (206)              1,765
Cash and cash equivalents at beginning of period                    60,126              48,496
                                                                -------------------------------
Cash and cash equivalents at end of period                      $   59,920          $   50,261
                                                                ===============================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                    $   22,680          $   17,277
    Income Taxes                                                $    4,541          $    4,020
 NON-CASH TRANSACTIONS
    Unrealized holding (gain) losses on securities              $    1,905          $     (553)
    Deferred income taxes on unrealized holding gains
      and losses on securities                                  $     (881)         $      231
    Stock dividend                                              $        -          $    6,025
    Loans transferred to REO                                    $      480          $    2,147


Earnings (Loss) Per Share



                                                   For the Three Months      For the Nine Months
                                                    Ended September 30,      Ended September 30,
(In thousands, except per share data)                2001         2000        2001         2000
------------------------------------------------------------------------------------------------
Basic earnings per share:
   Weighted average shares outstanding              10,421        9,957      10,363        9,749
   Net income (loss)                              $  2,884     $  3,086    $ (8,709)    $  7,313

   Net income from continuing operations          $  2,884     $  2,950    $  5,885     $  6,618
   Basic earnings (loss) per share                $   0.28     $   0.31    $  (0.84)    $   0.75

   Basic earnings per share - continuing
     operations                                   $   0.28     $   0.30    $   0.57     $   0.68

Diluted earnings per share:
   Weighted average shares outstanding              10,421        9,957      10,363        9,749
   Net effect of the assumed exercise
     of stock options based on the treasury
     stock method using average market price
     for the period                                    425          594         470          605
                                                  ----------------------------------------------
   Total weighted average shares and common
     stock equivalents outstanding                  10,846       10,551      10,833       10,354
   Net income (loss)                              $  2,884     $  3,086    $ (8,709)    $  7,313

   Net income from continuing operations          $  2,884     $  2,950    $  5,885     $  6,618
   Diluted earnings (loss) per share              $   0.27     $   0.29    $  (0.80)    $   0.71

   Diluted earnings per share - continuing
     operations                                   $   0.27     $   0.28    $   0.54     $   0.64


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

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused amendment number 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 20, 2001                 HUMBOLDT BANCORP

                                          /s/  Patrick J. Rusnak

                                          Patrick J. Rusnak
                                          Chief Financial Officer