Form 10-K
period 2001-12-31
HUMBOLDT BANCORP
filed 2002-04-01
CIK 1008554

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-21656



                                HUMBOLDT BANCORP
             (Exact name of registrant as specified in its charter)

                  CALIFORNIA                                     93-1175466
           (State of Incorporation)                 (I.R.S. Employer Identification No.)

                               2440 SIXTH STREET
                            EUREKA, CALIFORNIA 95502
             (Address and Zip Code of Principal Executive Offices)

                                 (707) 445-3233
                               (Telephone Number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                        COMMON STOCK, WITHOUT PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy of information statements
incorporated by reference in Part III of Form 10-K   [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2002 based on the closing price on that date was $92,311,000. The number of shares outstanding of Registrant's common stock outstanding as of March 1, 2002 was 10,346,298.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Information required by Items 10 through 12 of Part III of this Form 10-K are incorporated by reference to Humboldt Bancorp's proxy statement which will be filed within 120 days of the end of the fiscal year.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     This Annual Report on Form 10-K contains certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Act of 1995. Statements that expressly or implicitly predict future results, performance or events are forward-looking. In addition, the words "expect," "believe," "anticipate" and similar expressions identify forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expected. Factors that could cause or contribute to such differences include, but are not limited to, the following:

     - The ability to attract new deposits and loans

     - Competitive pricing factors

     - Deterioration in economic factors that result in increased loan losses

     - Market interest rate fluctuations

     - Operational difficulties related to execution of Humboldt's strategic plan

     - Changes in the legal or regulatory requirements

     - New technological developments

     - The ability to recruit and retain top-level management and staff

     Readers are advised not to place undue reliance on any forward-looking statements contained in this report, which speak only as of the date hereof. Humboldt Bancorp undertakes no obligation to revise any forward-looking statements to reflect subsequent events or circumstances.

ITEM 1.  BUSINESS

GENERAL

     Humboldt Bancorp ("Humboldt") is a California corporation incorporated in January 1995. Humboldt is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. As of December 31, 2001, Humboldt had total assets of $958 million, total net loans of $655 million, total deposits of $807 million and total shareholders' equity of $67 million. For the year ended December 31, 2001, Humboldt reported a net loss of $6.0 million, or $0.55 per diluted share.

     Humboldt Bancorp had the following bank subsidiaries as of December 31, 2001:

SUBSIDIARY                                  ASSETS                       DESCRIPTION
----------                                  ------                       -----------
Humboldt Bank..........................  $515 million   State-chartered commercial bank founded in
                                                        1989
Tehama Bank............................  $267 million   State-chartered commercial bank founded in
                                                        1984
Capitol Valley Bank....................  $ 77 million   State-chartered commercial bank founded in
                                                        1999
Capitol Thrift & Loan..................  $115 million   State-chartered industrial bank acquired in
                                                        2000

     Humboldt Bank, Tehama Bank, Capitol Valley Bank and Capitol Thrift & Loan are collectively referred to as the "Banks" in this report. On January 1, 2002, Capitol Thrift & Loan was merged into Capitol Valley Bank. Humboldt Bank has one subsidiary, HB Investment Trust, which was formed as a Real Estate Investment Trust ("REIT") organized under the laws of the State of Maryland on December 31, 2001. Humboldt Bank owns all of the outstanding common stock of HB Investment Trust and is the sole contributor of real estate assets.

     Bancorp Financial Services, Inc. ("BFS") is a subsidiary of Humboldt that was founded jointly by Humboldt and Tehama Bancorp in 1996. Upon the completion of the merger with Tehama Bancorp in March 2001, BFS became a wholly-owned subsidiary of Humboldt. Additional information regarding BFS is contained under the heading "Bancorp Financial Services -- Discontinued Operations" later in this Report.

     Humboldt also has three subsidiaries formed for the sole purposed of issuing Trust Preferred Securities. Further information regarding Trust Preferred Securities is included in Note 10 to the Financial Statements.

     All of Humboldt's subsidiaries are listed in Exhibit 21 of this Report.

RECENT DEVELOPMENTS

     On February 6, 2002, Humboldt announced a common stock repurchase program under which a total of 500,000 shares, or approximately 4.8% of total shares outstanding, could be repurchased. As of March 15, 2002, approximately 207,000 shares had been repurchased.

     On March 8, 2002, Humboldt announced that it had filed for regulatory approval to merge Capitol Valley Bank and Tehama Bank into Humboldt Bank. After the merger, Humboldt Bank will operate branches under the trade names of Capitol Valley Bank and Tehama Bank in the markets currently served by those banks. Regulatory approval is expected by April 15, 2002 and the charter consolidation is expected to be completed by June 30, 2002. Humboldt expects to incur after-tax expenses of $300,000 in connection with the consolidation during the second quarter of 2002.

MERGERS & ACQUISITIONS

     On March 9, 2001, Humboldt acquired, for 3.73 million shares of its common stock and approximately $300,000 in cash, all of the outstanding common stock of Tehama Bancorp ("Tehama"), a one-bank holding company, based in Red Bluff, California. Each share of Tehama common stock was converted into and exchanged for 1.775 shares of Humboldt common stock. The cash consideration paid was to Tehama shareholders that exercised their dissenters' rights. This merger was accounted for as a pooling of interests and, accordingly, all financial information contained in this Report is has been restated to reflect the combination of Humboldt and Tehama for all periods presented.

     On April 7, 2000, Humboldt acquired Capitol Thrift & Loan for approximately $11.9 million in cash and a contingent obligation agreement totaling $4.6 million due January 30, 2002. Under the terms of the agreement, the repayment of principal was contingent upon performance of the Capitol Thrift & Loan loan portfolio. The contingent liability holders were paid $4.6 million in cash in full satisfaction of the contingency liability on January 30, 2002. This final payment resulted in the elimination of negative goodwill in the amount of approximately $1.2 million and the creation of a goodwill asset in the amount of $3.4 million.

MARKET AREA AND COMPETITION

     The market for banking and bank-related services is highly competitive. The Banks actively compete in their respective market areas, which are principally in non-metropolitan areas of Northern California, with other providers of deposit and credit services. These competitors include other commercial banks, savings banks, savings and loan associations, credit unions, mortgage companies, and brokerage firms. The following table displays each of the Banks and the respective percentage of total deposits in each county where the Bank has operations. The table also indicates the ranking by deposit size in each of the local markets. All information in the table was obtained from the Federal Deposit Insurance Corporation ("FDIC") Summary of Deposits as of June 30, 2001. Since Capitol Thrift & Loan did not have a material market share in any county in which it operates, only the deposits in Placer County are included in the table below combined with Capitol Valley Bank:

                                                              MARKET SHARE   MARKET RANK
                                                              ------------   -----------
HUMBOLDT BANK
Humboldt County.............................................      31.2%            1
Mendocino County............................................       3.4%            8
Trinity County..............................................      22.5%            2
TEHAMA BANK
Butte County................................................       2.3%           10
Glenn County................................................      18.7%            3
Shasta County...............................................       1.2%           12
Tehama County...............................................      27.4%            1
CAPITOL VALLEY BANK
Placer County...............................................       2.3%           11

     In California generally, major banks and large regional banks dominate the commercial banking industry. By virtue of their larger capital bases, such institutions have substantially greater lending limits than those of Humboldt, as well as more locations, more products and services, greater economies of scale and greater ability to make investments in technology for the delivery of financial services.

LENDING AND CREDIT FUNCTIONS

     The Banks make both secured and unsecured loans to individuals, firms, and corporations. Secured loans include first and second real estate mortgage loans. The Banks also make direct installment loans to consumers on both a secured and unsecured basis. At December 31, 2001, Consumer, real estate construction, real estate mortgage, and commercial & industrial loans represented approximately 10%, 10%, 64%, and 16% respectively, of Humboldt's total loan portfolio. Specific risk elements associated with each of the lending categories include, but are not limited to:

     - Commercial & Industrial -- Industry concentrations; inability to monitor the condition of collateral (inventory, accounts receivable and vehicles); lack of borrower management expertise, increased competition; use of specialized or obsolete equipment as collateral; insufficient cash flow from operations to service debt payment.

     - Real estate -- construction -- Inadequate collateral and long-term financing agreements

     - Real estate mortgage -- Changes in local economy affecting borrower's employment; insufficient collateral value due to decline in property value.

     - Consumer -- Loss of borrower's employment; changes in local economy; the inability to monitor collateral (vehicles, boats, and mobile homes)

     Inter-agency guidelines adopted by federal bank regulators mandate that financial institutions establish real estate lending policies with maximum allowable real estate loan-to-value limits, subject to an allowable amount of non-conforming loans as a percentage of capital. The Banks adopted the federal guidelines as their maximum allowable limits; however, policy exceptions are permitted for real estate loan customers with strong financial credentials.

  CREDIT POLICY

     The current lending policy of the Banks is to make loans primarily to persons who reside, work, or own property in their primary market areas. Unsecured loans are generally made only to persons who maintain depository relationships with the Banks. Secured loans are made to persons who are well established and have net worth, collateral, and cash flow to support the loan. Exceptions to the policy are permitted on a case-by-case basis and require the approving officer to document in writing the reason for the exception. Policy exceptions made for borrowers whose total aggregate loans exceed the approving officer's credit limit must be submitted to the Chief Credit Officer or the Bank Board of Directors for approval, depending upon the size of the loan. The Banks provide each lending officer with written guidelines for lending activities. Lending authority is delegated by the Boards of Directors of the Banks to loan officers, each of whom is limited in the amount of secured and unsecured loans which he or she can make to a single borrower or related group of borrowers. Loans in excess of individual officer credit authority must either be approved by a senior officer with sufficient approval authority or be approved by the Bank Board of Directors.

  LOAN REVIEW AND ALLOWANCE FOR LOAN LOSS METHODOLOGY

     The Loan Review Department of Humboldt reviews, or engages an independent third party to review, each of the Banks' loan portfolios on a quarterly basis to determine any weaknesses in the portfolio and to assess the general quality of credit underwriting. The results of the reviews are presented to the Chief Credit Officer of Humboldt, and the Boards of Directors of each of the Banks and the Audit Committee of Humboldt Bancorp. If an individual loan or credit relationship has a weakness identified during the review process, the risk rating of the loan, or all loans comprising a credit relationship, will be downgraded to a classification that most closely matches the current risk level. The review process also provides for the upgrade of loans that show improvement since the last review. Since each loan in a credit relationship may have a different credit structure, collateral, and other secondary source of repayment, different loans in a relationship can be assigned different risk ratings.

     Under Humboldt's 8-grade loan grading system, which is essentially the same as the grading system used by banking regulators, grades 1 through 3 are considered "pass," or very acceptable credit quality that does not require special monitoring. Grades 4 through 8 are indicative of higher risk loans that require a greater level of management's attention. The entire 8-grade rating scale, provides for a higher numeric rating for increased risk. For example, a risk rating of 1 is the least risky of all credits and would be typical of a loan that is 100% secured by a deposit at one of the Banks. The five credit ratings that require special management attention are:

     - 4 (Watch) -- Loan is fundamentally sound, but weaknesses exist that could cause future impairment, such as early indication of adverse trends in the borrower's financial condition; borrower vulnerability to adverse economic trends, competitive pressure or technological change; repayment schedules that have extended principal amortization; or, collateral values with narrow liquidation margins.

     - 5 (Special Mention) -- Fundamentally sound loan that lacks certain current documentation necessary to verify financial condition of the borrower, such as current financial statements and tax returns.

     - 6 (Substandard) -- Loan that is inadequately protected by borrower net worth, cash flow capacity or collateral value. Substandard loans typically have one or more well-defined weaknesses.

     - 7 (Doubtful) -- Specific weaknesses characterized by Substandard where there is no strong secondary source of repayment and collection or liquidation in full is unlikely. Insufficient information exists to determine the amount of potential loss.

     - 8 (Loss) -- Same characteristics as Doubtful; however, probability of either partial or full loss is certain and can be reasonably estimated. Loans classified as such are generally recommended for charge-off immediately even though there is some potential for future recovery.

     Humboldt performs a quarterly analysis to determine the adequacy of the Allowance for Loan Losses ("ALL") for each of the Banks. The aggregation of the ALL analyses for the Banks provides the consolidated analysis for Humboldt.

     The ALL analysis segregates Humboldt's loan portfolio into 17 different categories based on type of loan. These categories include commercial construction, agricultural, government guaranteed, commercial real estate and consumer loans. First, all loans in each category are assigned a reserve factor of between 0% and 4.0% based on the inherent risk level of the category and Humboldt's loss experience. Next, loans graded 6 or higher in each category are assigned reserve factors based on the inherent risk level of the category and Humboldt's loss experience:

LOAN GRADE                                                    RANGE OF RESERVE FACTORS
----------                                                    ------------------------
6...........................................................  11% to 15%
7...........................................................  46% to 49%
8...........................................................  96% to 100%

     All loans graded 4 or 5 are assigned an additional reserve factor of 0.125% and loans past due 30 days or more are assigned an additional reserve factor of 0.25%. The aggregation of each of the components above provides for the analytical required reserve for each category. Combining the results of the analytical required reserve calculation for all 17 loan categories provides the total required ALL.

     Humboldt's ALL methodology provides for the establishment of specific reserve, based upon the present value of future cash flows discounted at the loan's effective rate, the loan's observable market price, or the fair value of collateral if the loan is collateral dependent.

     There is no current process used to measure or adjust for differences between the loss factors for adversely classified loans used in the ALL analysis and actual losses charged to the ALL. The difference between the actual ALL (as presented in the consolidated financial statements) and the allocated ALL represents the unallocated ALL. The unallocated ALL provides for coverage of credit losses inherent in the loan portfolio but not provided for in the ALL analysis. The unallocated ALL as of December 31, 2001 was approximately $500,000.

     The ALL represents Humboldt's estimate of the probable losses that have occurred as of the date of the financial statements, as further described in
Note 1 in the Notes to the Consolidated Financial Statements. Management believes that the ALL was adequate as of December 31, 2001. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALL which could result in additional charges to the provision for loan losses. In addition, bank regulatory authorities, as part of their periodic examination of the Banks, may require additional charges to the provision for loan losses in future periods if the results of their review warrant.

     The Securities and Exchange Commission Staff Accounting Bulletin No. 102 "Selected Loan Loss Allowance Methodology and Documentation Issues" ("SAB No. 102") was released on July 10, 2001. It expresses the staff's views on the development, documentation, and application of a systematic methodology as required by Financial Reporting Release No. 28, "Accounting for Loan Losses by Registrants Engaged in Lending Activities," for determining the ALL in accordance with general accepted accounting principles. In particular, SAB No. 102 focuses on the documentation the Securities and Exchange Commission staff would normally expect registrants to prepare and maintain in support of the ALL. Management believes that Humboldt's process for determining the adequacy of the ALL is consistently followed and supported by written documentation, policies and procedures.

MERCHANT BANKCARD SERVICES

     In 1993, Humboldt established a merchant credit and debit card processing operation ("Merchant Bankcard Services"). Since that time, the operation has grown steadily both in volume and scope of activities. In general, Merchant Bankcard Services operations involve collecting funds for, and crediting the accounts of, merchants for sales of merchandise and services to credit and debit card customers. Merchant Bankcard Services specializes in providing processing for first time merchants and small-to medium-sized merchants in the retail, telephone, mail order and Internet commerce industries.

     While these merchants vary in size, Humboldt's average typical merchant generates approximately $50,000 in annual credit card charge volume. Humboldt believes that there is a market for providing services to these merchants, who are often overlooked by larger processors. For the year ended December 31, 2001, no single merchant accounted for more than 0.7% of Merchant Bankcard Services' total gross processing volume.

At December 31, 2001, the Merchant Bankcard Department provided processing services to approximately 99,000 merchants.

  INDEPENDENT SERVICE ORGANIZATION PROCESSING

     Humboldt markets its Merchant Bankcard services through independent service organizations ("ISOs"). Since the VISA and Mastercard association rules only provide membership to financial institutions, ISOs must be affiliated with a sponsor financial institution in order to be involved in the processing of credit and debit card transactions. In most cases, ISOs solicit merchant accounts and perform the customer service and collection function, while Humboldt provides the accounting and credit underwriting function. For these functions, Humboldt receives an average processing fee of approximately 0.10%. Under the terms of the ISO agreements, Humboldt is indemnified against loss by the ISO.

     As of December 31, 2001, Humboldt had six ISO processing agreements covering a total of approximately 88,000 merchant accounts. The following table presents the material ISO agreements by contract expiration date (processing volume in millions):

                                                                 CONTRACT
2001 VOLUME                                                     EXPIRATION
-----------                                                   --------------
1,738.......................................................  Month to Month
  461.......................................................  October 2002
  547.......................................................  November 2002
1,426.......................................................  February 2004

     For the year ended December 31, 2001, Humboldt processed $4.2 billion of ISO merchant transactions.

     Following a modification of the terms of an agreement with a merchant processing ISO, Humboldt recorded revenue of $3.6 million during 2001. The agreement, which was negotiated as part of Humboldt's ongoing merchant services risk management process, provided for payment of this non-recurring fee in consideration for providing the ISO with the ability to transfer processing of its merchant accounts to another financial institution.

  PROPRIETARY PROCESSING

     In 1997, Humboldt began an additional unit within the Merchant Bankcard Services where all servicing aspects of the relationship with the merchant are performed by Humboldt, although Humboldt still relies on ISOs for solicitation of some merchants. Humboldt categorizes these types of accounts as proprietary accounts ("Proprietary"). For these additional services, Humboldt is able to retain more income from the service and processing fees paid by the merchants (approximately 4% of volume processed) than when an ISO is involved. However, Humboldt assumes all risk of loss associated with Proprietary merchant accounts.

     For the year ended December 31, 2001, Proprietary merchant accounts represented $593 million, or 12%, of total gross processing volume, an increase of 38% over 2000. There were approximately 10,700 Proprietary merchant accounts at December 31, 2001. The merchant base is diversified, with no business category representing more than 12% of total merchant accounts. At December 31, 2001, the largest business categories represented in the Proprietary portfolio were retail specialty stores, card/gift shops, convenience stores and restaurants.

     Humboldt intends to continue to expand the Proprietary segment of its business through direct sales efforts, ISO sales and the purchase of merchant processing portfolios. During 2001, Humboldt paid a total of approximately $720,000 for various merchant account portfolios. The value paid is classified as an identifiable intangible and amortized over the expected life of the acquired portfolio, generally 12 to 36 months.

  MERCHANT BANKCARD SERVICES RISKS

     There are unique risks associated with processing merchant credit and debit card transactions. Many of the merchants accept consumers' credit card numbers over the telephone and Internet. There are no signed drafts and the entire process is handled electronically. Since consumers find these transactions easier to dispute than transactions involving signed drafts, the charge-back rates for services provided over the telephone and through the Internet are generally higher. Humboldt views its risk management and fraud avoidance practices as integral to its operations and overall success because of potential liability for merchant fraud, charge backs and other losses. While the first time and small to medium sized merchants may be potentially profitable accounts, they are by definition high risk because of the lack of business experience and consequently require close monitoring.

     For ISO merchants, risk is mitigated by requiring merchant reserves and by ISO reserves and guarantees. Reserves are demand deposit or time deposit account balances with minimum required balances established by withholding a percentage of processing volume. For the Proprietary account segment, risk management and fraud control occur initially at the application stage when merchant applications are reviewed against certain criteria to determine acceptance or denial. Furthermore, Humboldt addresses these risks by actively monitoring all merchants on a daily basis, employing an aggressive fraud control monitoring, requiring personal guarantees for nearly all merchants and holding reserve deposits for certain merchants.

     In the event a consumer is dissatisfied with the merchandise or service, in general, a merchant must accept a charge-back for a period of 120 days. The merchant's checking account is debited with the charge-back if sufficient funds exist; otherwise, the merchant's reserve funds are debited. If a merchant's reserves are insufficient to fund the charge-back and an ISO is involved, Humboldt looks to the applicable and available guarantee, if any, of the ISO. If the merchant's reserve is exhausted and either (i) an ISO is involved but no guarantee is applicable or available, or (ii) no ISO is involved, Humboldt uses its internal reserves to fund the charge-back. Humboldt had $76 million of deposit accounts related to merchant reserves as of December 31, 2001. Approximately $73 million, or 96%, of the merchant deposits account balances were in demand deposit accounts.

     An allowance for losses is maintained in connection with Humboldt's merchant bankcard processing activities. An analysis of the adequacy of the allowance is performed on a quarterly basis. The analysis assigns risk factors to processing volumes for each ISO and the Proprietary portfolio, based on the financial strength of the ISO, loss experience, merchant chargeback experience and other factors.

     A summary of the activity in the Merchant Bankcard Services allowance for losses account for the years ended December 31, 1999, 2000, and 2001 is set forth in the table below (dollars in thousands):

                                                              1999     2000     2001
                                                             ------   ------   ------
Beginning balance..........................................  $  993   $1,545   $2,371
Provision for losses.......................................     679      889      561
Net charge-offs............................................    (127)     (63)    (151)
                                                             ------   ------   ------
Ending balance.............................................  $1,545   $2,371   $2,781
                                                             ======   ======   ======
Net charge-offs/total transaction volume...................  0.0029%  0.0014%  0.0031%

  ASSOCIATION RISKS

     Merchant bankcard processing services are highly regulated by credit card associations such as VISA and Mastercard. In order to participate in the credit card programs, Humboldt must comply with the credit card association's rules and regulations, which may change from time to time. In November 1999, VISA adopted rule changes that required staged-in compliance by March 31, 2001. To become compliant, Humboldt would have had to reduce its processing volume because its chargeback percentage was in excess of what the new rules would have allowed. As a result of these proposed regulations, Humboldt's merchant bankcard income would have been reduced. In October 2000, VISA adopted a revised set of rules that are less restrictive than the November 1999 rules and with which Humboldt is in full compliance. There is no guarantee that the credit card associations will not, at some future point, adopt more restrictive rules that could adversely impact Humboldt.

     The association membership rules also provide the right for the association to levy a charge to all member banks in the event there is a major loss within the association network. The loss would be allocated to all member banks based on the percentage of transaction processing performed by each member bank. The ability to mitigate this risk is beyond Humboldt's control.

ATM FUNDING

     In 1996, Humboldt began its automated teller machine ("ATM") funding operation by sponsoring ISOs that place and service ATMs in various public places such as restaurants, convenience stores, and gas stations. ATM networks require each ATM ISO to be sponsored by a chartered financial institution. Humboldt sponsors these companies and provides cash for their ATMs under a contractual agreement in exchange for a fee. Tehama Bank, prior to its acquisition by Humboldt, also was active in ATM Funding and after completion of the merger continued to provide ATM funding. At December 31, 2001, Humboldt's ATM Funding operation had a total of $24 million in aggregate funding to 21 different ATM ISOs.

     During the fourth quarter of 2001, Humboldt determined that an ATM ISO had stolen approximately $5.0 million that was provided for funding ATMs. Subsequently, law enforcement authorities recovered approximately $3.6 million of the cash. A loss of $1.4 million before tax was recorded in connection with the theft in 2001.

     Humboldt's Audit Committee engaged an independent firm to conduct a process control review of the ATM Funding operation during December 2001. A report was issued to the Audit Committee during January 2002, and all recommendations were immediately implemented. Humboldt is pursuing insurance claims against bond coverage provided by the ATM ISO and also under the company's financial institution bond.

     In light of the cash theft and related loss, management reevaluated the financial risks and rewards associated with ATM Funding and determined that alternative uses of the ATM funding cash, such as funding loans, would provide a more acceptable risk-adjusted return to Humboldt. Accordingly, a decision was made during the first quarter of 2002 to begin the process of exiting the ATM Funding business. By March 31, 2002, Humboldt expects to have its ATM Funding program reduced to approximately $10 million of cash funded and to substantially exit the business by June 30, 2002. The decision to terminate the ATM Funding operation is not expected to have a material impact on Humboldt's results of operations.

ASSET/LIABILITY MANAGEMENT

     Humboldt's Asset/Liability Management Committee ("ALCO") is composed of the Chief Financial Officer, Treasurer, Chief Credit Officer and Presidents of each of the Banks. The ALCO meets quarterly and is charged with managing the assets and liabilities of the Banks. The committees attempt to manage asset growth, liquidity, and capital to maximize income and manage interest rate risk. The ALCO directs Humboldt's acquisition and allocation of funds. A more comprehensive discussion of Humboldt's Asset/ Liability Management and interest rate risk is contained in the Management's Discussion and Analysis (Part II, Item 7) section of this report under the heading "Quantitative and Qualitative Disclosures About Market Risk."

INVESTMENT POLICY

     Humboldt's investment policy is to maximize income consistent with liquidity, asset quality and regulatory constraints. The policy is reviewed from time to time by the Banks' Boards of Directors. Individual transactions, portfolio composition, and performance are reviewed and on a regular basis by the Boards of Directors. Humboldt's Chief Financial Officer administers the policy and report information to the Boards of Directors of the Banks on a quarterly basis concerning sales, purchases, maturities and calls, resultant gains or losses, average maturity, and market appreciation or depreciation by investment type.

BANCORP FINANCIAL SERVICES -- DISCONTINUED OPERATIONS

     Bancorp Financial Services, Inc. ("BFS") was originally capitalized in 1996 with $2,000,000 contributions from both Humboldt Bancorp and Tehama Bancorp. Upon the completion of the Tehama Bancorp merger in March 2001, Humboldt became the sole shareholder of BFS. During the first quarter of 2001, Humboldt's Board of Directors completed a strategic review of BFS, which principally acquired and serviced small ticket leases on a nationwide basis. This review was initiated in response to a number of factors, including the increased regulatory burden associated with BFS being a wholly owned subsidiary after completion of the Tehama Bancorp merger, future capital needs of BFS to support its growth and reliance upon the lease-backed securities market for liquidity. As a result of this review, Humboldt adopted a plan to discontinue the operations of BFS by sale of the company and engaged an investment banking firm to facilitate the sale during the first quarter of 2001. A valuation reserve of $700,000, net of tax, was recorded during the first quarter of 2001 based on an estimate of the value of BFS as a going concern.

     During the second quarter of 2001 Humboldt was notified by the investment banker that the prospects for the sale of BFS as a going concern were unlikely. In response, Humboldt adopted a plan to wind-down the operations of BFS in an orderly manner. This plan included the immediate termination of all lease and loan acquisition activities. In connection with the wind-down plan, Humboldt recognized a loss on discontinued operations, net of tax, of $13.5 million during the second quarter of 2001.

     The operating results of BFS are included, net of tax, in the income statement as income (loss) from discontinued operations. For the year ended December 31, 2001, Humboldt reported a loss on discontinued operations of $14.0 million.

     Additional information on BFS is contained in Note 3 in the Notes to the Consolidated Financial Statements.

ECONOMIC CONDITIONS, GOVERNMENT POLICIES AND LEGISLATION

     Humboldt's profitability is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received on interest-earning assets, such as loans and investment securities, comprise the major portion of Humboldt's earnings. These rates are highly sensitive to many factors that are beyond the control of Humboldt, such as inflation, recession and unemployment. The impact which future changes in domestic and foreign economic conditions might have on Humboldt cannot be predicted.

     The results of operations of the Humboldt are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve to control inflation and combat economic recession include open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and income of Humboldt. Changes in monetary policy could have an adverse effect on loan demand, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans, and Humboldt's condition and results of operations in general and, as a result, on the market value of the Humboldt's common stock.

     In late 2000 and continuing into 2001, the State of California was subject to a deterioration in the ability of major utilities to provide energy for the State's needs. These shortages resulted in increased costs and, during the summer of 2001, "rolling blackouts" during which electric service was interrupted in some areas for short periods. Although conservation efforts and increased generation capacity have alleviated electricity shortages, there is no assurance that future energy shortages will not have a significant adverse impact on the California economy.

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

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, also referred to as Financial Services Modernization Act. The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve member banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial services providers by revising and expanding the Bank Holding Company Act of 1956 ("BHCA") framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Generally, the Financial Services Modernization Act:

     - Repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial services providers;

     - Provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

     - Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

     - Provides an enhanced framework for protecting the privacy of consumer information;

     - Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

     - Modifies the laws governing the implementation of the Community Reinvestment Act, sometimes referred to as CRA; and

     - Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

     In order for a company to take advantage of the ability to affiliate with other financial services providers, it must become a "Financial Holding Company" as permitted under an amendment to the BHCA. To become a Financial Holding Company, a company would file a declaration with the Federal Reserve Board, electing to engage in activities permissible for Financial Holding Companies and certifying that the company is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed. In addition, the Federal Reserve Board must also determine that each of a holding company's insured depository institution subsidiaries has at least a "satisfactory" CRA rating. Humboldt does not have any current plans to apply for Financial Holding Company status.

     Under the Financial Services Modernization Act, federal banking regulators adopted rules that limit the ability of financial institutions to disclose non-public information about customers to third parties not affiliated with the financial institution. Under the privacy rules, which became effective in July 2001, financial institutions must provide notices to customers about their privacy policy (describing the conditions under which nonpublic personal information is disclosed), annual notices of their privacy policy to current customers and a reasonable means for customers to "opt out" of having their personal information disclosed to third parties. These privacy provisions will affect how consumer information is transmitted through financial institutions and conveyed to outside vendors. Management does not believe that compliance with privacy rules will have a material impact on Humboldt's results of operations.

SUPERVISION AND REGULATION OF HUMBOLDT

     Humboldt and the Banks are extensively regulated under both federal and state laws and regulations. These laws and regulations are primarily intended to protect depositors, not shareholders. The following information describes statutory or regulatory provisions affecting Humboldt and the Banks.

     The regulations of the Federal Reserve Board, the FDIC, and the California Department of Financial Institutions govern most aspects of Humboldt's and the Banks' businesses and operations, including, but not limited to, the scope of its business, investments, reserves against deposits, the nature and amount of any collateral for loans, the time of availability of deposited funds, the issuance of securities, the payment of dividends, bank expansion and bank activities, including real estate development and insurance activities, and the making of periodic reports. Various consumer laws and regulations also apply to the Banks. The Federal Reserve, the FDIC, and the California Department of Financial Institutions have broad enforcement powers over depository institutions, including the power to prohibit a bank from engaging in business practices which are considered to be unsafe or unsound, to impose substantial fines and other civil and criminal penalties, to terminate deposit insurance, and to appoint a conservator or receiver under a variety of circumstances. The Federal Reserve Board also has broad enforcement powers over bank holding companies, including the power to impose substantial fines and other civil and criminal penalties.

  REGULATION OF BANK HOLDING COMPANIES

     Humboldt is a registered bank holding company subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the BHCA. Humboldt is required to file financial information with the Federal Reserve periodically and is subject to periodic examination by the Federal Reserve. The BHCA requires every bank holding company to obtain the Federal Reserve's prior approval before (1) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (2) it or any of its non-bank subsidiaries may acquire all or substantially all of the assets of a bank; and (3) it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities. This prohibition does not apply to activities listed in the BHCA or found by the Federal Reserve, by order or regulation, to be closely related to banking or managing or controlling banks such as data processing, loan servicing, and brokerage services.

  FEDERAL DEPOSIT INSURANCE

     The Federal Deposit Insurance Corporation ("FDIC") insures deposits of federally insured banks, savings banks, savings associations and thrifts and safeguards the safety and soundness of the banking industry. Two separate insurance funds are maintained and administered by the FDIC. In general, bank deposits are insured through the Bank Insurance Fund ("BIF"). Deposits in savings associations are insured through the Savings Association Insurance Fund ("SAIF"). A SAIF member may merge with a bank as long as the acquiring bank continues to pay the SAIF insurance assessments on the deposits acquired. Humboldt Bank pays SAIF insurance assessments on deposits acquired in branch acquisitions.

     The amount of FDIC assessments paid by each member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. The assessment rate currently ranges from $0.00 to $0.27 per $100.00 of deposits. At December 31, 2001, all of the Banks, except for Capitol Thrift & Loan, were classified in a manner that the assessment rate was zero. On January 1, 2002, Capitol Thrift & Loan was merged into Capitol Valley Bank and its deposits are henceforth assessed as part of Capitol Valley Bank.

     The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis in order to manage the BIF and SAIF to prescribed statutory target levels. During the fourth quarter of 2001 and first quarter of 2002, published reports indicated that the BIF was likely to fall below the statutory target of 1.25% of insured deposits during 2002 because of a recent increase in the number of bank failures and growth in bank deposits. This would require the FDIC to increase the assessment rate for BIF member banks. Although the amount of any increase is not currently known, if the BIF remains under the prescribed statutory target for one year all member banks will be charged $0.23 per $100.00 of deposits. For Humboldt, this would represent an additional pre-tax expense of approximately $1.9 million annually. An increase in the assessment rate could have a material adverse effect Humboldt's earnings, depending on the amount of the increase.

     All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the fourth quarter of 2001 at approximately $.0184 per $100 annually for assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC's insurance funds and do not vary depending on a depository institution's capitalization or supervisory evaluations.

     The FDIC may terminate the deposit insurance of any insured depository institution if it determines that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed in writing by, or pursuant to written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. The termination of deposit insurance for any or all of the Banks could have a material adverse effect on Humboldt's results of operations and liquidity due to the likelihood that substantial deposit withdrawal activity would occur.

  CAPITAL ADEQUACY GUIDELINES

     The FDIC has adopted regulations implementing the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, which place financial institutions in the following five categories based upon capitalization ratios: (1) a "well capitalized" institution has a total risk-based capital ratio of at least 10%, a Tier One risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an "adequately capitalized" institution has a total risk- based capital ratio of at least 8%, a Tier One risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an "undercapitalized" institution has a total risk-based capital ratio of under 8%, a Tier One risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6%, a Tier One risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a "critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital.

     Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. An insured depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan, for the plan to be accepted by the applicable federal regulatory authority. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized and requirements to reduce total assets. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator, generally within 90 days of the date on which they become critically undercapitalized.

     In connection with Humboldt's organization of Capitol Valley Bank in March 1999, Humboldt Bank has committed to the FDIC that it will remain "well capitalized" and that it will maintain minimum Tier I leverage capital ratios of at least 6.5% for the initial 12 months of operation of Capitol Valley Bank, 6.8% for the next 12 months, and 7.2% for the third 12-month period. In addition, Humboldt agreed to maintain a Tier I leverage capital ratio for Capitol Valley Bank of at least 8.0% for its first three years of operation.

     Humboldt believes that at December 31, 2001, all of the Banks had sufficient capital to qualify as "well capitalized" under the regulatory requirements above and that Humboldt Bank and Capitol Valley Bank had sufficient capital to comply with the agreements above. Further detail on regulatory capital ratios is included in Note 20 of the Notes to the Consolidated Financial Statements.

     In January 2001, the Basel Committee on Banking Supervision ("Committee") proposed its second draft of a new capital adequacy framework. The Committee, which was established in 1974, meets regularly four times a year. Countries are represented on the Committee by their central bank. The current regulatory capital standards described above were first promulgated by the Committee in 1988. The Committee does not possess any formal supranational supervisory authority, and its conclusions do not, and were never intended to, have legal force. Rather, it formulates broad supervisory standards and guidelines and recommends statements of best practice in the expectation that individual authorities will take steps to implement them through detailed arrangements -- statutory or otherwise -- which are best suited to their own national systems.

     The new capital framework would consist of minimum capital requirements, a supervisory review process and the effective use of market discipline. In its proposal for minimum capital requirements, the Committee set out options from which banks could choose depending on the complexity of their business and the quality of their risk management. A standardized approach would refine the current measurement framework and introduce the use of external credit assessments to determine a bank's capital charge. Banks with more advanced risk management capabilities could make use of an internal risk-rating based approach. Under this approach, some of the key elements of credit risk, such as the probability of default of the borrower, would be estimated internally by a bank. The Committee is also proposing an explicit capital charge for operational risk to provide for problems like internal systems failure. The supervisory review aspect of the new framework would seek to ensure that a bank's capital position is consistent with its overall risk profile and strategy. The supervisory review process would also encourage early supervisory intervention when a bank's capital position deteriorates. The third aspect of the new framework, market discipline, would call for detailed disclosure of a bank's capital adequacy in order to encourage high disclosure standards and to enhance the role of market participants in encouraging banks to hold adequate capital. Banks must also disclose how they evaluate their own capital adequacy.

     In December 2001, the Committee announced that another version of the new proposed capital framework would be issued sometime during 2002 after it completes an assessment of the proposal's impact on the banking system. The new standards are not expected to become effective prior to 2005. At this time, Humboldt cannot predict whether the new capital adequacy framework will be adopted or in what form, or the effect it would have on the financial condition or results of operations of Humboldt or the Banks.

  LIMITS ON DIVIDENDS AND OTHER PAYMENTS

     Humboldt has never paid cash dividends, but has declared stock dividends (Tehama declared and paid dividends in 1999). Humboldt's ability to obtain funds for the payment of cash dividends, if any, and for other cash requirements is dependent on the amount of dividends that may be declared by the Banks. California bank law provides that dividends may be paid from the lesser of retained earnings or net income of the bank for its last three years. Further, a California-chartered bank may not declare a dividend without the approval of the California Department of Financial Institutions if the total of dividends and distributions declared in a calendar year exceeds the greater of the bank's retained earnings or net income for its last fiscal year or its current fiscal year. The Banks' ability to pay dividends may also be limited by capital adequacy guidelines of the FDIC. Moreover, regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends if payment of dividends would constitute an unsafe and unsound banking practice.

     The Federal Reserve Board's policy statement governing payment of cash dividends provides that Humboldt should not pay cash dividends on common stock unless (i) net income for the past year is sufficient to fully fund the proposed dividends and (ii) the prospective rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

  COMMUNITY REINVESTMENT ACT

     Under the Community Reinvestment Act of 1977 ("CRA") and implementing regulations of the banking agencies, a financial institution has a continuing and affirmative obligation (consistent with safe and sound operation) to meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution's discretion to develop the types of products and services that the institution believes are best suited to its particular community. The CRA requires that bank regulatory agencies conduct regular CRA examinations and provide written evaluations of institutions' CRA performance. The CRA also requires that an institution's CRA performance rating be made public.

     Although CRA examinations occur on a regular basis, CRA performance evaluations are used principally in the evaluation of regulatory applications submitted by an institution. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions and applications to open new branches. The following table presents the date of the last CRA examination and the rating issued for the Banks:

BANK                                                        EXAM DATE        RATING
----                                                       ------------   ------------
Humboldt Bank............................................  October 2000    Outstanding
Capitol Valley Bank......................................  August 2000    Satisfactory
Capitol Thrift & Loan....................................  October 1998   Satisfactory
Tehama Bank..............................................  August 2001    Satisfactory

     The Financial Services Modernization Act of 1999 amended the CRA by reducing the frequency of examinations for smaller banks (with assets of less than $250 million) and by requiring disclosure by community groups as to the amount of funds received from lenders and the manner those community groups used those funds. These revisions are not expected to significantly impact the application of CRA to Humboldt.

  STATE REGULATION

     As California-chartered institutions, the Banks are subject to regular examination by the California Department of Financial Institutions. State regulation affects the operation of the Banks with regard to deposits, mortgage lending, investments and other activities. State regulation may contain limitations on an institution's activities that are in addition to limitations imposed under federal law. State regulation also contains many provisions that are consistent with federal law.

     The California Department of Financial Institutions may initiate supervisory measures or formal enforcement actions, and if the grounds provided by law exist, may place a California-chartered financial institution in conservatorship or receivership. Whenever the Commissioner of Financial Institutions considers it necessary or appropriate, he may also examine the affairs of any holding company or any affiliate of a California-chartered financial institution.

EMPLOYEES

     At December 31, 2001, Humboldt employed a total of 486 full-time equivalent employees. None of Humboldt's employees are represented by a collective bargaining group, and management considers its relations with its employees to be good. Information regarding employment contracts for Humboldt's executive officers is contained in the Proxy Statement for the 2002 Annual Meeting.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Some of Humboldt's directors and executive officers and their immediate families, as well as the companies in which they may have interests, have had loans from the Banks in the ordinary course of the Banks' business. In addition, the Banks expect to have loans with these persons in the future. In management's opinion, all these loans and commitments to lend were made in the ordinary course of business, were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness and, in the opinion of management, did not involve more than a normal risk of collectibility or present other unfavorable features. The outstanding balance under extensions of credit by the Banks to directors and executive officers and to the companies that these directors and executive officers may have an interest was $11,224,000, $8,031,000 and $7,264,000, as of December 31, 1999, 2000, and 2001 respectively.

ITEM 2.  PROPERTIES

     The executive offices of Humboldt are located at 2440 Sixth Street, Eureka, California. Humboldt owns this property, which includes an office building of approximately 90,000 square feet. As of December 31, 2001, Humboldt owned 13 other properties, 12 of which serve as branch bank offices. All other Humboldt facilities occupy leased space.

     In December 2001, Humboldt sold a property located in Napa, California that served as a branch location and administrative headquarters of Capitol Thrift & Loan. Upon completion of the sale, Humboldt entered into an agreement to lease the property back from the new owner for a term of five months while the process of relocating the branch is finalized. The administrative functions of Capitol Thrift & Loan were consolidated into Capitol Valley Bank during the fourth quarter of 2001.

     Note 19 to Humboldt's Consolidated Financial Statements contains additional information about properties.

ITEM 3.  LEGAL PROCEEDINGS

     In the ordinary course of business, various claims and lawsuits are brought by and against Humboldt. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the consolidated financial condition or results of operations of Humboldt.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no submissions of matters to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since March 29, 2000, Humboldt's common stock has been traded on the Nasdaq National Market System ("Nasdaq") under the symbol "HBEK." Previously, Humboldt's common stock was quoted on the OTC Bulletin Board. The table below reflects the high and low closing sales prices for Humboldt's common stock as reported by Nasdaq and prior to that time, the high and low bid prices as quoted on the OTC Bulletin Board. As of December 31, 2001 and 2000, there were 50,000,000 shares of Humboldt common stock authorized for issuance. Humboldt Bancorp common stock has no par value.

     No assurances can be given that the high and low prices shown below reflected the actual market value of Humboldt's common stock. The high and low prices have been adjusted to reflect the 10% stock dividends issued on February 7, 2000 and June 15, 2001. In addition, the prices indicated reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions.

QUARTER ENDED                                                  HIGH     LOW
-------------                                                 ------   ------
December 31, 2001...........................................  $ 8.90   $ 7.00
September 30, 2001..........................................  $ 9.25   $ 7.50
June 30, 2001...............................................  $ 9.54   $ 8.00
March 31, 2001..............................................  $11.36   $ 8.40
December 31, 2000...........................................  $10.11   $ 8.41
September 30, 2000..........................................  $11.14   $ 9.66
June 30, 2000...............................................  $12.44   $10.00
March 31, 2000..............................................  $17.04   $ 9.09

     As of December 31, 2001 there were approximately 1,576 shareholders, not including those held in street name by brokerage firms. As of December 31, 2001, a total of 1,538,360 shares of Humboldt common stock underlie outstanding options and warrants.

     Humboldt has never declared a cash dividend on the common stock. Payment of future dividends is at the discretion of the board of directors and subject to a number of factors, including results of operations, general business conditions, capital requirements, general financial condition, and other factors deemed relevant by the board of directors. Further, our ability to issue cash dividends is subject to meeting certain regulatory requirements. See "Supervision and Regulation of Humboldt Bancorp."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA(1)

                                                                1997      1998      1999      2000      2001
                                                              --------   -------   -------   -------   -------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income.............................................  $ 32,667    37,354    39,251    59,516    66,165
Interest expense............................................    12,249    13,357    13,455    24,882    28,341
                                                              --------   -------   -------   -------   -------
  Net interest income.......................................    20,418    23,997    25,796    34,634    37,824
Provision for loan losses...................................     2,478     3,237     2,371     2,535     2,903
Non-interest income.........................................    10,256    14,713    18,661    22,864    29,727
Non-interest expense........................................    21,457    26,640    33,046    40,624    48,746
Merger-related expense......................................        --        --        --        --     3,531
                                                              --------   -------   -------   -------   -------
  Income before income taxes................................     6,739     8,833     9,040    14,339    12,371
Income taxes................................................     2,224     3,369     3,080     4,737     4,351
                                                              --------   -------   -------   -------   -------
Net income from continuing operations.......................     4,515     5,464     5,960     9,602     8,020
Income (loss) on discontinued operations, net of tax........        44       561       894        (7)  (13,994)
                                                              --------   -------   -------   -------   -------
Net income (loss)...........................................     4,559     6,025     6,854     9,595    (5,974)
                                                              ========   =======   =======   =======   =======
Net operating income(2).....................................  $  4,515     5,464     5,960     9,602    10,782
YEAR END
  Assets....................................................  $453,809   519,757   635,443   852,289   957,774
  Earning assets............................................   402,467   454,747   548,919   738,466   842,514
  Loans, net of allowance for losses........................   276,244   305,048   368,148   575,142   654,567
  Deposits..................................................   407,857   464,208   567,097   712,807   807,086
  Stockholders' equity......................................  $ 39,464    45,559    52,777    73,048    66,826
  Shares outstanding........................................     8,267     8,508     8,885    10,288    10,461
AVERAGE
  Assets....................................................  $414,202   487,060   565,064   767,760   915,175
  Earning assets............................................   374,511   435,483   495,498   673,760   801,462
  Loans.....................................................   260,782   296,384   331,551   503,739   616,159
  Deposits..................................................   371,485   401,961   507,894   672,865   778,220
  Stockholders' equity......................................  $ 36,813    42,308    48,467    63,472    69,766
  Basic shares outstanding..................................     8,700     8,938     9,208    10,031    10,387
  Diluted shares outstanding................................     9,477     9,600     9,780    10,616    10,830
PER SHARE DATA
  Basic earnings............................................  $   0.52      0.67      0.74      0.96     (0.58)
  Diluted earnings..........................................      0.48      0.63      0.70      0.90     (0.55)
  Diluted operating earnings(2).............................      0.48      0.57      0.61      0.90      1.00
  Book value................................................  $   4.77      5.36      5.94      7.10      6.39
PERFORMANCE RATIOS
  Return on average assets(2)...............................      1.09%     1.12%     1.05%     1.25%     1.18%
  Return on average shareholders' equity(2).................     12.26%    12.91%    12.30%    15.13%    15.45%
  Average equity to average assets..........................      8.89%     8.69%     8.58%     8.27%     7.62%
  Efficiency ratio(2).......................................     70.19%    68.87%    73.96%    70.51%    70.72%
  Leverage ratio............................................      8.27%     8.58%     8.12%     8.98%     8.68%
  Net interest margin.......................................      5.45%     5.51%     5.21%     5.14%     4.72%
  Non-interest revenue to total revenue.....................     33.44%    38.01%    41.98%    39.76%    44.01%
ASSET QUALITY
  Non-performing assets.....................................     3,468     1,708     2,573     4,657     4,475
  Allowance for loan losses.................................     4,076     5,136     5,502     8,367     9,765
  Net charge-offs...........................................     1,445     2,177     2,005     1,671     1,505
  Non-performing assets to total assets.....................      0.76%     0.33%     0.40%     0.55%     0.47%
  Allowance for loan losses to loans........................      1.45%     1.66%     1.47%     1.43%     1.47%
  Net charge-offs to average loans..........................      0.55%     0.73%     0.60%     0.33%     0.24%

---------------

(1) All financial results have been restated to reflect the merger with Tehama Bancorp, which was accounted for as a pooling of interests. Financial results also include the acquisition of Capitol Thrift and Loan effective April 7, 2000.

(2) Excludes the impact of discontinued operations and merger-related expenses.

nm -- not meaningful
Refer to Humboldt Bancorp Report on Form 10-K for a complete set of Consolidated
                             Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information regarding Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages A-1 through A-23 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information regarding Quantitative and Qualitative Disclosures about Market Risk appears on page A-18 through A-23 under the caption "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Quantitative and Qualitative Disclosure about Market Risk" and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information regarding Financial Statements and Supplementary Data appears A-24 through A-62 under the captions "Consolidated Balance Sheets", "Consolidated Statements of Operations", Consolidated Statements of Changes in Stockholders' Equity", "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements" and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Richardson & Co. was previously the principal accountant for Humboldt. Effective September 4, 2001. Richardson &Co.'s appointments as principal accountant was terminated and KPMG LLP was engaged as principal accountants. The decision to change accountants was approved by the audit committee and the full board of directors of Humboldt.

     During Humboldt's two most recent fiscal years ended December 31, 2000 and 2999, and the subsequent interim period preceding the dismissal through September 4, 2001, there were no disagreements with Richardson & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to Richardson & Co.'s satisfaction would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

     None of the "reportable events" described under Item 304(a)(1)(v) of Regulation S-K occurred within Humboldt's two most recent fiscal years and the subsequent interim period through September 4, 2001.

     The audit report of Richardson & Co. on the consolidated financial statements of Humboldt and subsidiaries as of and for the fiscal years ended December 31, 2000 and 1999, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainly, audit scope, or accounting principles.

     During Humboldt's two most recent fiscal years ended December 31, 2000 and 1999, and the subsequent interim period through September 4, 2001, Humboldt did not consult with KPMG LLP regarding any of the matter or events set forth in
Item 304(a)(2)(i) and (ii) or Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Humboldt intends to file a definitive proxy statement for the 2001 Annual Meeting of Shareholders (the "Proxy Statement") with the Securities and Exchange Commission within 120 days of December 31, 2001. Information regarding directors of Humboldt Bancorp will appear under the caption "Election of Directors" in the Proxy Statement and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and executive officers will appear under the captions "Executive Compensation" -- Section 16(a) Principal Shareholders and Share Ownership of Management and Directors in the Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation will appear under the captions "Compensation of Directors", "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management will appear under the caption "Principal Shareholders and Share Ownership of Management and Directors" in the Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions will appear under the caption "Certain Transactions" in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1.  Financial Statements

     The following documents are filed as part of this report:

Report of Independent Auditors..............................  A-24
Consolidated Balance Sheets at December 31, 2000 and 2001...  A-27
Consolidated Statements of Operations for the years ended
  December 31, 1999, 2000, and 2001.........................  A-28
Consolidated Statements of Changes in Stockholders' Equity
  for years ended December 31, 1999, 2000, and 2001.........  A-29
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 2000, and 2001.........................  A-30
Notes to Consolidated Financial Statements..................  A-31

     2.  Financial Statement Schedules

     All financial statement schedules are omitted, as the required information is not applicable or included in the notes to the financial statements.

     3.  Exhibits See Item 14(c) below.

     (b) No reports on Form 8-K were filed by Humboldt during the quarter ended December 31, 2001.

     (c) Exhibits Required by Item 601 of Regulation S-K

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1      Amended and Restated Articles of Incorporation of Humboldt
          Bancorp(1)
 3.2      Bylaws of Humboldt Bancorp(1)
10.1      Amended Employment Agreement with Theodore S. Mason(2)
10.2      Director Fee Plan(3)
10.3      Amended Humboldt Bancorp Stock Option Plan(3)
10.4      Salary Continuation Agreement with Theodore S. Mason(3)
10.6      Salary Continuation Agreement with Ronald V. Barkley(3)
10.7      Salary Continuation Agreement with Paul A. Ziegler(4)
10.8      Director-Shareholder's Agreement in Global Bancorp and
          Humboldt Bank Merger(4)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.9      Affiliate's Agreement with Global Bancorp(4)
10.10     Trust Indenture in connection with certificates of interest in a promissory note for the Global Bancorp merger(4)
10.11     Plan of Reorganization with Silverado Merger Co.(4)
10.12     Global Bancorp Loan Purchase Agreement(5)
10.13     Affiliate's Agreement signed by Tehama Bancorp affiliates in connection with the Tehama Bancorp Merger(7)
10.14     Humboldt Bancorp Stock Option Agreement to purchase Tehama
          Bancorp common stock(7)
10.15     Tehama Bancorp Stock Option Agreement to purchase Humboldt
          Bancorp common stock(7)
10.16     Humboldt Bancorp Indenture -- Junior subordinated debt
          securities(6)
10.17     Amended and Restated Declaration of Trust for junior
          subordinated debt securities(6)
10.21     Executive Employment Agreement with Kenneth J. Musante
21.1      Subsidiaries of Humboldt Bancorp are:

           SUBSIDIARY NAME                                              STATE OF INCORPORATION
           ---------------                                              ----------------------
           Humboldt Bank                                                   California
           Tehama Bank                                                     California
           Capitol Valley Bank                                             California
           HB Investment Trust                                             Maryland
           HB Capital Trust I                                              Delaware
           Humboldt Bancorp Statutory Trust I                              Connecticut
           Humboldt Bancorp Statutory Trust II                             Connecticut
           Humboldt Bancorp owns either directly or indirectly 100% of the voting stock of each subsidiary listed above.

23.1     Consent of KPMG LLP
23.2     Consent of Richardson and Company
23.3     Consent of Perry-Smith LLP

---------------

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

(4) Previously filed on November 12, 1999, with the Company's filing on Form S-4 (File No. 333-90925).

(5) Previously filed on February 7, 2000, with the Company's pre-effective amendment no. 1 to Form S-4 (File No. 333-90925).

(6) Filed on November 14, 2000, with the Company's Form 10-Q for the quarter ended September 30, 2000.

(7) Previously filed on November 14, 2000, with the Company's filing on Form S-4 (File No. 333-49866).

(8) Previously filed on January 14, 2001, with the Company's filing on pre-effective amendment no. 1 to Form S-4 (File No. 333-49866).

     (d) Additional Financial Statements

         Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchanged Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 2002.

                                          HUMBOLDT BANCORP

                                          BY:     /s/ THEODORE S. MASON
                                            ------------------------------------
                                                     THEODORE S. MASON

                     PRESIDENT AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                     SIGNATURE                                    TITLE                      DATE
                     ---------                                    -----                      ----



               /s/ THEODORE S. MASON                    President, Chief Executive      March 25, 2002
---------------------------------------------------        Officer and Director
                 Theodore S. Mason                    (Principal Executive Officer)




               /s/ PATRICK J. RUSNAK                   Senior Vice President, Chief     March 25, 2002
---------------------------------------------------  Financial Officer and Secretary
                 Patrick J. Rusnak                         (Principal Financial
                                                         and Accounting Officer)




               /s/ RONALD F. ANGELL                              Director               March 25, 2002
---------------------------------------------------
                 Ronald F. Angell




                 /s/ GARY L. EVANS                               Director               March 25, 2002
---------------------------------------------------
                   Gary L. Evans




                 /s/ GARRY D. FISH                               Director               March 25, 2002
---------------------------------------------------
                   Garry D. Fish




               /s/ LARRY FRANCESCONI                             Director               March 25, 2002
---------------------------------------------------
                 Larry Francesconi




                 /s/ GARY C. KATZ                                Director               March 25, 2002
---------------------------------------------------
                   Gary C. Katz




               /s/ JOHN W. KOEBERER                              Director               March 25, 2002
---------------------------------------------------
                 John W. Koeberer




                  /s/ JOHN MCBETH                                Director               March 25, 2002
---------------------------------------------------
                    John McBeth




                /s/ GARY L. NAPIER                               Director               March 25, 2002
---------------------------------------------------
                  Gary L. Napier

                     SIGNATURE                                    TITLE                      DATE
                     ---------                                    -----                      ----




                  /s/ TOM WEBORG                                 Director               March 25, 2002
---------------------------------------------------
                    Tom Weborg




                /s/ JOHN R. WINZLER                              Director               March 25, 2002
---------------------------------------------------
                  John R. Winzler

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     At December 31, 2001, Humboldt had total consolidated assets of $958 million, total net loans of $655 million, total deposits of $807 million and stockholders' equity of $67 million. For the year ended December 31, 2001, Humboldt reported a net loss of $6.0 million, or $0.55 per diluted share, and net income from continuing operations of $8.0 million, or $0.74 per diluted share. The loss on discontinued operations resulted from the wind-down of Humboldt's leasing subsidiary, discussed in detail below under the heading "Discontinued Operations."

     All outstanding and weighted average share amounts presented in this report have been restated to reflect the 10% stock dividends in 1997, 1998, 2000 and 2001, and a five-for-two stock split in 1999.

SIGNIFICANT TRANSACTIONS DURING 2001

     On March 9, 2001, Humboldt acquired, for 3.73 million shares of its common stock and $220,000 in cash, all of the outstanding common stock of Tehama Bancorp ("Tehama"), a one-bank holding company, based in Red Bluff, California. Each share of Tehama common stock was converted into and exchanged for 1.775 shares of Humboldt common stock. The cash consideration paid was to Tehama shareholders that exercised their dissenters' rights. This merger was accounted for as a pooling of interests and, accordingly, all financial information contained in this Report is has been restated to reflect the combination of Humboldt and Tehama for all periods presented.

     During 2001, Humboldt formed two wholly owned statutory trusts, which issued a total of $15 million of guaranteed preferred beneficial interests in Humboldt's junior subordinated deferrable interest debentures ("Trust Preferred Securities") to institutional investors. The Trust Preferred Securities qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of the trusts are owned by Humboldt. The proceeds from the issuance of the securities and the Trust Preferred Securities were used by the trusts to purchase $15.5 million of junior subordinated debentures of Humboldt. The proceeds received by Humboldt from the sale of the junior subordinated debentures were used to repay line of credit borrowings of approximately $5.0 million, to repay principal and interest on the promissory notes issued in connection with the acquisition of Capitol Thrift & Loan, to provide liquidity for Bancorp Financial Services and for other corporate purposes. The debentures represent the sole asset of the trusts. The debentures and related income statement effects are eliminated in Humboldt's financial statements. Refer to
Note 10 of the Notes to the Consolidated Financial Statements for additional information regarding the terms and structure of these Trust Preferred Securities.

SIGNIFICANT TRANSACTIONS DURING 2000

     On April 7, 2000, Humboldt acquired Capitol Thrift & Loan for approximately $11.9 million in cash and a contingent obligation agreement totaling $4.6 million due January 30, 2002. Under the terms of the agreement, the repayment of principal was contingent upon performance of the Capitol Thrift & Loan loan portfolio. The contingent liability holders were paid $4.6 million in cash in full satisfaction of the contingency liability on January 30, 2002. This final payment resulted in the elimination of negative goodwill in the amount of approximately $1.2 million and the creation of a goodwill asset in the amount of $3.4 million.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

  HUMBOLDT IS DEPENDENT ON NON-TRADITIONAL BANKING INCOME FOR GROWTH

     Because of limited growth in the Humboldt-Eureka area, a substantial portion of Humboldt's revenue is derived from non-traditional activities, especially merchant bankcard processing. Non-interest income comprised 32.2%, 27.7% and 31.0% of total revenues for the years ended December 31, 1999, 2000 and 2001, respectively. Humboldt's Merchant Bankcard Services operation focuses on first-time merchants and smaller merchants in the retail, telecommunications, mail order and Internet commerce industries. Because these merchants do not have an established business record and are located throughout the United States, they are a greater business risk and they require more effort to monitor in the event the merchant experiences a problem. A reduction in revenues from merchant bankcard processing would have an adverse effect on Humboldt's net income.

  DETERIORATION OF LOCAL ECONOMIC CONDITIONS COULD HURT OUR PROFITABILITY

     Humboldt's banking operations are located in California, and, in particular, Northern California. As a result of this geographic concentration, financial results depend largely upon economic conditions in these areas. Adverse local economic conditions in California, and, in particular, Northern California, may have a greater adverse effect on our financial condition and results of operations than if we were a larger, more geographically diverse bank holding company.

  PLANS TO CONSOLIDATE BANK CHARTERS MAY STRAIN OUR PERSONNEL AND SYSTEMS

     Humboldt has grown substantially through mergers, branch acquisition activity, new bank and branch openings, the introduction of new product lines, and sustained increases in loans and deposits. Rapid growth has at times put high demands on management and personnel, and has required increased expenditures for new employees, enhanced training, office space, and technology upgrades. The announced plans to consolidate Capitol Valley Bank and Tehama Bank into Humboldt Bank will require an extensive computer conversion process that will enhance reporting capabilities and improve overall efficiency.

  THE BANKS FACE STRONG COMPETITION

     In recent years, competition for bank customers, the source of deposits and loans, has greatly intensified. This competition includes:

     - large national and super-regional banks, which have well-established branches and significant market share in many of the communities we serve;

     - finance companies, investment banking and brokerage firms, and insurance companies that offer bank-like products;

     - credit unions, which can offer highly competitive rates on loans and deposits because they receive tax advantages not available to commercial banks;

     - government-assisted farm credit programs that offer competitive agricultural loans;

     - other community banks, including start-up banks, which can compete with us for customers who desire a high degree of personal service;

     - technology-oriented financial institutions including large national and super-regional banks offering on-line deposit, bill payment, and mortgage loan application services; and

     - other companies offering merchant bankcard processing services.

     Other existing single or multi-branch community banks, or new community bank start-ups, have marketing strategies similar to Humboldt's. These other community banks can open new branches in the communities we serve and compete directly for customers who want the high level of service community banks offer. Other community banks also compete for the same management personnel and the same potential acquisition and merger candidates in Northern California.

     Historically, insurance companies, brokerage firms, credit unions and other non-bank competitors have less regulation than banks and can be more flexible in the products and services they offer. Under the Financial Services Modernization Act of 1999, most separations between banks, brokerage firms and insurance companies were eliminated, which has increased competition.

  TRANSITION TO A NEW PRESIDENT AND CHIEF EXECUTIVE OFFICER

     On March 25, 2002, Humboldt announced the appointment of Robert M. Daugherty to succeed Theodore S. Mason as President and Chief Executive Officer effective April 15, 2002. As with any leadership transition, there is risk that the transition will not go as planned for a wide variety of reasons. This could possibly be disruptive to Humboldt as an organization and adversely impact Humboldt's results of operations.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

     The Securities and Exchange Commission ("SEC") recently issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Humboldt's significant accounting policies are described in Note 1 in the Notes to the Consolidated Financial Statements. Not all of these critical accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management believes that the following policies could be considered critical within the SEC definition.

  RESERVES AND CONTINGENCIES

     Humboldt must manage and control certain inherent risks in the normal course of its business. These include, credit risk, fraud risk, operations and settlement risk, and interest rate risk. Humboldt has established reserves for risk of losses, including loan losses, tax contingencies, merchant bankcard losses and losses related to discontinued operations. The allowance for loan losses represents Humboldt's estimate of the probable losses that have occurred as of the date of the financial statements, as further described in Note 1 in the Notes to the Consolidated Financial Statements. Management believes that Humboldt has appropriately accrued for tax exposures. The allowance for merchant bankcard losses represents Humboldt's estimate of probable losses that have occurred as of the date of the financial statements. Reserves related to the wind-down of discontinued operations represent management's estimate of losses that will be incurred upon the disposition of assets and the costs associated with operations during the wind-down period.

     If Humboldt prevails in a matter for which an accrual has been established or is required to pay an amount exceeding recorded reserves, the financial impact will be reflected in the period in which the matter is resolved.

  DERIVATIVE FINANCIAL INSTRUMENTS

     Humboldt has a policy that provides for the use of derivative financial instruments to hedge interest rate risk. This policy permits the use of interest rate swaps, cap and floor contracts to hedge specific interest rate risk exposures as part of Humboldt's asset/liability management process. This policy limits the notional amount of total derivative financial instruments to 15% of total assets. Note 1 in the Notes to Consolidated Financial Statements contains additional information on accounting policies related to derivative financial instruments.

  DISCONTINUED OPERATIONS/OFF-BALANCE SHEET FINANCING

     During the first quarter of 2001, Humboldt classified its leasing subsidiary, Bancorp Financial Services, Inc. ("BFS") as a discontinued operation upon adoption of a plan to sell the subsidiary. During the second quarter of 2001, it was determined that a sale of BFS was unlikely and the plan was modified to wind-down the operations of BFS. Management believes that the wind-down of BFS meets the requirements for classification as a discontinued operation. Note 3 in the Notes to the Consolidated Financial Statements contains additional information about Discontinued Operations.

     Prior to its classification as a discontinued operation, BFS formed three subsidiaries that were not consolidated on the financial statements of BFS or Humboldt. These subsidiaries are commonly referred to as special purpose entities, or SPEs. As of December 31, 2001, only two subsidiaries were not consolidated. Both of the remaining unconsolidated subsidiaries are considered "qualifying" SPEs that were formed for the sole purpose of issuing lease-backed notes to institutional investors. Additional information on these SPEs in provided in
Note 3 in the Notes to the Consolidated Financial Statements.

  REVENUE RECOGNITION

     Humboldt's primary sources of revenue are interest income and fees received in connection with providing merchant bankcard processing services. Interest income is recorded on an accrual basis. Note 1 in the Notes to the Consolidated Financial Statements contains an explanation of the process for determining when the accrual of interest income is discontinued on impaired loans and under what circumstances loans are returned to an accruing status. Merchant bankcard revenue is recorded on a cash basis.

     An additional source of revenue for Humboldt is related to the gains recorded in connection with the sale of loans for which Humboldt retains the right to service the loans. Recording of such gains involves the use of estimates and assumptions related to the expected life of the loans and future cash flows. Note 1 in the Notes to the Consolidated Financial Statements contains additional information regarding Humboldt's accounting policy for revenue recorded in connection with the sale of loans. Mortgage servicing rights resulting from the sale of loans are based upon estimates and are subject to the risk of prepayments.

BUSINESS SEGMENTS

     SFAS No. 131 requires disclosure of key financial information as measured by management in assessing performance of Humboldt's key business segments, Commercial Banking and Merchant Bankcard Services. The disclosures related to the results for these lines of business is included in Note 23 of the Notes to the Consolidated Financial Statements.

RESULTS OF CONTINUING OPERATIONS

     For the year ended December 31, 2001, net income from continuing operations was $8.0 million, a decrease of 16.5% as compared with $9.6 million for the same period in 2000. Diluted earnings per share were $0.74 and $0.90 for the years ended December 31, 2001, and 2000, respectively.

     For the year ended December 31, 2001, Humboldt recognized expenses related to the Tehama merger of $2.8 million, net of tax. Excluding the impact of merger related charges, net income from continuing operations for the year ended December 31, 2001 was $10.8 million, or $1.00 per diluted share, an increase of 11% over the same period in 2000. These operating results, excluding merger-related expenses, produced a return on average shareholders' equity and return on average assets for the year ended December 31, 2001 of 15.45% and 1.18%, respectively, compared with 15.13% and 1.25%, respectively, for the same period in 2000.

     The increase in operating earnings during 2001 (excluding $3.5 million in merger related expense) compared to 2000, was the result of significant growth in interest earning assets, primarily in loans and merchant bankcard revenue. For 2001, net interest income increased 9% as compared to 2000. This increase was primarily due to a 19% increase in average earning assets. The increase in merchant bankcard services contributed to a 32% increase in non-interest income. Increases in operating expenses were required to service and support Humboldt's growth. As a result, increases in revenue were offset for 2001 by a 21% increase in recurring operating expenses, as compared to 2000.

     For the year ended December 31, 2000, net income was $9.6 million, an increase of 60.0% over net income of $6.0 million earned during the same period in 1999. Diluted earnings per share were $0.90 and $0.61 for the years ended December 31, 2000, and 1999, respectively. The return on average assets for the years ended December 31, 2000 and 1999 was 1.25% and 1.05% respectively. The return on average equity for the years ended December 31, 2000 and 1999 was 15.13% and 12.30% respectively.

     The increase in earnings for the year ended December 31, 2000, versus the prior period in 1999 can be attributed primarily to the acquisition of Capitol Thrift & Loan and growth of Humboldt's merchant bankcard division.

NET INTEREST INCOME

     Net interest income increased 9% to $38 million in 2001 from $35 million in 2000. This increase was due to the $129 million, or 19%, increase in average-earning assets, primarily due to loan growth. Net interest income increased 34% in 2000, from $26 million in 1999. This increase was primarily due to the acquisition of Capitol Thrift & Loan.

     Table 1 presents, for the years indicated, condensed average balance sheet information for Humboldt, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities.

                     TABLE 1 -- AVERAGE RATES AND BALANCES

                                    YEAR ENDED DECEMBER 31, 1999       YEAR ENDED DECEMBER 31, 2000
                                  --------------------------------   --------------------------------
                                             INTEREST     AVERAGE               INTEREST     AVERAGE
                                  AVERAGE    INCOME OR   YIELDS OR   AVERAGE    INCOME OR   YIELDS OR
                                  BALANCE     EXPENSE      RATE      BALANCE     EXPENSE      RATE
                                  --------   ---------   ---------   --------   ---------   ---------
                                                        (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans and leases..............  $331,551    $30,357      9.16%     $503,877    $48,562      9.64%
  Investment securities:
    Taxable securities..........    99,089      5,626      5.68%      110,809      7,664      6.92%
    Nontaxable securities(1)....    28,742      1,487      5.17%       31,529      1,557      4.94%
Interest on deposit in other
  banks.........................     2,089         90      4.31%          738         49      6.64%
  Federal funds sold............    34,027      1,691      4.97%       25,784      1,684      6.53%
                                  --------    -------      ----      --------    -------      ----
        Total interest-earning
          assets(2).............   495,498    $39,251      7.92%      672,737    $59,516      8.85%
  Cash and due from banks.......    37,087                             46,737
  Premises and equipment, net...    11,315                             13,976
  Loan loss allowance...........    (5,144)                            (7,721)
  Other assets..................    26,308                             36,545
                                  --------                           --------
        Total assets............  $565,064                           $762,274
                                  ========                           ========
Interest-bearing liabilities
  Interest-bearing checking &
    savings accounts............  $150,618    $ 3,262      2.17%     $182,240    $ 4,596      2.52%
  Time deposit and Ira
    accounts....................   202,453      9,856      4.87%      318,750     18,558      5.82%
  Borrowed funds................     4,795        337      7.03%       22,642      1,728      7.63%
                                  --------    -------      ----      --------    -------      ----
  Total interest-bearing
    liabilities.................   357,866    $13,455      3.76%      523,632    $24,882      4.75%
  Noninterest-bearing
    deposits....................   150,336                            172,022
  Other liabilities.............     8,395                              7,580
                                  --------                           --------
        Total liabilities.......   516,597                            703,234
  Shareholders' equity..........    48,467                             59,040
                                  --------                           --------
        Total liabilities &
          shareholders equity...  $565,064                           $762,274
                                  ========                           ========
  Net interest income...........              $25,796                            $34,634
                                              -------                            -------
Net Interest Spread.............                           4.16%                              4.10%
                                                           ====                               ====
Average yield on average earning
  assets(1).....................                           7.92%                              8.85%
                                                           ====                               ====
Interest expense to average
  earning assets................                           2.71%                              3.70%
                                                           ====                               ====
Net interest margin(3)..........                           5.21%                              5.15%
                                                           ====                               ====

                                    YEAR ENDED DECEMBER 31, 2001
                                  --------------------------------
                                             INTEREST     AVERAGE
                                  AVERAGE    INCOME OR   YIELDS OR
                                  BALANCE     EXPENSE      RATE
                                  --------   ---------   ---------
                                       (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans and leases..............  $616,159    $55,971      9.08%
  Investment securities:
    Taxable securities..........   111,825      7,125      6.37%
    Nontaxable securities(1)....    30,131      1,571      5.21%
Interest on deposit in other
  banks.........................     1,270         30      2.36%
  Federal funds sold............    42,077      1,468      3.49%
                                  --------    -------      ----
        Total interest-earning
          assets(2).............   801,462    $66,165      8.26%
  Cash and due from banks.......    59,658
  Premises and equipment, net...    19,043
  Loan loss allowance...........    (9,371)
  Other assets..................    44,383
                                  --------
        Total assets............  $915,175
                                  ========
Interest-bearing liabilities
  Interest-bearing checking &
    savings accounts............  $251,780    $ 6,513      2.59%
  Time deposit and Ira
    accounts....................   341,677     18,690      5.47%
  Borrowed funds................    49,104      3,138      6.39%
                                  --------    -------      ----
  Total interest-bearing
    liabilities.................   642,561    $28,341      4.41%
  Noninterest-bearing
    deposits....................   184,762
  Other liabilities.............    18,809
                                  --------
        Total liabilities.......   846,132
  Shareholders' equity..........    69,043
                                  --------
        Total liabilities &
          shareholders equity...  $915,175
                                  ========
  Net interest income...........              $37,824
                                              -------
Net Interest Spread.............                           3.85%
                                                           ====
Average yield on average earning
  assets(1).....................                           8.25%
                                                           ====
Interest expense to average
  earning assets................                           3.54%
                                                           ====
Net interest margin(3)..........                           4.71%
                                                           ====

---------------

(1) Tax-exempt income has not been adjusted to its tax-equivalent basis. Net interest margin on a fully taxable basis, for 1999, 2000, and 2001 was 5.36%, 5.26%, and 4.79, respectively.

(2) Nonaccrual loans are included in the average balance.

(3) Net interest margin is computed by dividing net interest income by total average earning assets.

     The most significant impact on Humboldt net interest income between periods is derived from the interaction of changes in the volume of and rate earned or paid on interest-earning assets and interest-bearing liabilities. The volume of interest-earning asset dollars in loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in the net interest income between periods. Table 2 sets forth, for the years indicated, a summary of the changes in net interest income due to changes in average asset and liability balances (volume) and changes in average interest rates (rate). Changes in interest income and expense which are not attributable specifically to either volume or rate are allocated proportionately between both variances.

                        TABLE 2 -- RATE/VOLUME ANALYSIS

                                             2000 COMPARED TO 1999              2001 COMPARED TO 2000
                                              INCREASE/(DECREASE)                INCREASE/(DECREASE)
                                         IN INTEREST INCOME AND EXPENSE     IN INTEREST INCOME AND EXPENSE
                                               DUE TO CHANGES IN                  DUE TO CHANGES IN
                                        --------------------------------   --------------------------------
                                         VOLUME       RATE       TOTAL      VOLUME       RATE       TOTAL
                                        ---------   --------   ---------   ---------   ---------   --------
                                                              (DOLLARS IN THOUSANDS)
Interest Income Attributable To:
  Loans and Leases....................   $16,607     $1,598     $18,205     $10,199     $(2,790)    $7,409
  Investment securities...............       940      1,168       2,108         (24)       (501)      (525)
  Balance due from banks..............       (90)        49         (41)         13         (32)       (19)
  Federal funds sold..................      (538)       531          (7)        568        (784)      (216)
                                         -------     ------     -------     -------     -------     ------
     Total increase(decrease).........    16,919      3,346      20,265      10,756      (4,107)     6,649
                                         -------     ------     -------     -------     -------     ------
Interest Expense Attributable To:
  Interest-bearing checking & savings
     accts............................       798        536       1,334       1,799         118      1,917
  Time Deposits & IRA accounts........     6,771      1,931       8,702       1,254      (1,122)       132
  Borrowed Funds......................     1,362         29       1,391       1,691        (281)     1,410
                                         -------     ------     -------     -------     -------     ------
     Total increase(decrease).........     8,931      2,496      11,427       4,744      (1,285)     3,459
                                         -------     ------     -------     -------     -------     ------
Total Change in Net Interest..........   $ 7,988     $  850     $ 8,838     $ 6,012     $(2,822)    $3,190
                                         =======     ======     =======     =======     =======     ======

     Interest income in 2001 increased 11% to $66 million from $60 million in 2000. This was primarily due to the significant increase in loans, Humboldt's highest yielding earning asset. The increase was offset by a decrease in the yield earned on average earning assets. Average earning assets increased $129 million, or 29%, to $802 million in 2001, compared to $673 million in 2000. Average loans increased $112 million, or 22%, to $616 million in 2001 from $504 million in 2000. Average investment securities and Federal funds sold, increased 10% to $185 million in 2001 from $169 million in 2000.

     The average yield on earning assets decreased 60 basis points to 8.26% in 2001 from 8.85% in 2000 primarily due to a decrease in the prime lending rate. The prime lending rate dropped to 4.75% in 2001 from its peak in 2000 of 9.50%. Loans represented approximately 79% of total earning assets in 2001 compared to 81% in 2000. The average yield on loans decreased 56 basis points to 9.08% from 9.64% in 2000.

     Interest expense in 2001 increased 14% to $29 million from $25 million in 2000. Average interest-bearing liabilities increased 23% to $643 million in 2001 from $524 million in 2000. Interest rates decreased 28%, primarily as a result of decreases in market interest rates. During 2001, average non-interest bearing deposits increased 7%, to $185 million, from $172 million in 2000.

     Humboldt's interest rate spread decreased to 3.81% in 2001 from 4.10% in 2000, and the net interest margin decreased to 4.69% from 5.15%. Interest income increased 51.6% to $60 million in 2000 from $39 million in 1999, as a result of the increase in average earning assets enhanced by an increase in the yields earned. The acquisition of Capitol Thrift & Loan in April 2000 contributed approximately $12 million in average earning assets for 2000. Average earning assets increased 36% to $673 million in 2000 from $496 million in 1999 primarily as a result in the increase in loans. The yield on average interest-earning assets increased 93 basis points to 8.85% in 2000 from 7.92% in 1999 primarily as a result of increasing rate environment. Interest expense in 2000 increased 85% to $25 million from $14 million in 1999, primarily as a result of the increase in the volume of interest-bearing liabilities and by an increase in the rates paid on interest-bearing liabilities. The acquisition of Capitol Thrift & Loan provided for an increase of $11 million in interest-bearing liabilities in 2000. Corresponding to the growth in average earning assets, average interest-bearing liabilities increased 46% to $524 million in 2000 from $358 million in 1999.

     Humboldt's interest rate spread declined to 4.10% in 2000 from 4.16% in 1999, and the net interest margin declined to 5.15% in 2000 from 5.21% in 1999.

PROVISION FOR LOAN LOSSES

     The provision for loan losses was $2.9 million in 2001, compared with $2.5 million in 2000, and $2.3 million in 1999. As a percentage of average outstanding loans, the provisions recorded for 2001, 2000, and 1999 were .47%, ..50%, and .72%, respectively. Net loan charge-offs as a percentage of average outstanding loans for 2001 were .24%, compared with .33% for 2000 and .60% for 1999. The increase in the provision for loan loss in 2001 is primarily attributed to growth in the loan portfolio. The provision for loan losses is based on management's evaluation of inherent risks in the loan portfolio and the corresponding analysis of the allowance for loan losses. Additional discussion on loan quality and the allowance for loan losses is included in the Asset Quality section of this report.

NON-INTEREST INCOME

     Non-interest income is a significant source of revenue for Humboldt, representing 32.2%, 27.7%, and 31.0% of total revenue for the years ended December 31, 1999, 2000, and 2001, respectively. Total non-interest income for 1999 was $18.7, compared with $22.9 million in 2000 and $29.7 million in 2001. Table 3 presents the components of non-interest income for 1999, 2000 and 2001.

                         TABLE 3 -- NON-INTEREST INCOME

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999      2000      2001
                                                              -------   -------   -------
                                                                (DOLLARS IN THOUSANDS)
Fees and Other Income:
  Merchant credit card processing fees......................  $10,543   $12,316   $16,484
  Lease residuals and rentals...............................    1,250       927       832
  Credit card program fees..................................      519       259       252
  Fees for customer services................................      415       449       992
  Earnings on life insurance................................      161       433       875
  Loan and lease servicing fees.............................    1,053     1,683     1,693
  Other (none exceeding 1% of revenues).....................      881     1,037     1,950
                                                              -------   -------   -------
                                                               14,822    17,104    23,078
  Service charges on deposit accounts.......................    3,188     5,186     5,174
  Net gain on sale of loans.................................      877       691     1,269
  Net investment securities gain (loss).....................     (226)     (117)      206
                                                              -------   -------   -------
Total Other Income..........................................  $18,661   $22,864   $29,727
                                                              =======   =======   =======

     Merchant bankcard revenue is Humboldt's largest source of non-interest income. During the first quarter of 2001, Humboldt changed the methodology for accounting for certain interchange or pass-through fees that are paid to third parties in connection with merchant processing. This adjustment provided for a decrease in non-interest income and an offsetting decrease in non-interest expense, representing the portion of fees received from merchants that was passed through to third parties, such as ISOs. In order to provide for a comparable presentation of 2001 results with prior periods, merchant bankcard processing fee revenue for 2000 and 1999 was adjusted for pass-through fees.

     Merchant bankcard revenue increased 34% to $16.5 million and 17% to $12.3 million for 2001 and 2000 respectively. The reason for the increase is primarily related to an increase in the number of merchants obtained directly from Humboldt's proprietary marketing efforts. Following a modification of the terms of an agreement with a merchant processing ISO, Humboldt recorded revenue of $3.6 million during 2001. The agreement, which was negotiated as part of Humboldt's ongoing merchant services risk management process, provided for payment of this non-recurring fee in consideration for providing the ISO with the ability to transfer processing of its merchant accounts to another financial institution.

     Included in service charges are fees related to Humboldt's ATM funding operation. Total ATM funding revenue was $2.9 million, $3.1 million and $1.9 million for 2001, 2000 and 1999 respectively. The increase of $1.2 million dollars in 2000 was due to the increase in ATM operators during the period. During the first quarter of 2002, Humboldt conducted an evaluation of the risk-return relationship of ATM funding in light of a $1.0 million after-tax loss recorded during the fourth quarter 2001 in connection with the theft of cash by an ATM operator. Management has decided that alternative uses of the ATM funding cash, such as funding loans, would provide a more acceptable risk-adjusted return to Humboldt.

     A significant source of non-interest income for Humboldt is service charges and fees on deposit accounts. Total deposit service charges and fees for 2001 were $5.2 million compared with $5.2 million in 2000 and $3.2 million in 1999.

     Net gains on the sale of loans, which principally include residential real estate and SBA loans, totaled $877,000, $691,000, and $1.3 million for years ended December 31, 1999, 2000, and 2001, respectively. Loans sold totaled $63 million and $130 million for December 31, 2000 and 2001, respectively. The estimated fair value of the servicing assets aggregated $2,001,000 and $2,200,000 at December 31, 2000 and 2001, respectively. A valuation allowance is recorded where the fair value is below the carrying amount of the servicing assets. No valuation allowance was needed at December 31, 2000 and 2001. The increase for year-end 2001 is attributed to substantial increases in the volume of residential real estate loan originations as a result of growth in SBA loan production resulting from increase marketing and sales efforts.

NON-INTEREST EXPENSE

     Total non-interest expense for 2001 was $52 million, compared with $41 million in 2000 and $33 million in 1999. Table 4 presents the components of non-interest expense for the years ended December 31, 2001, 2000 and 1999.

                        TABLE 4 -- NON-INTEREST EXPENSE

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999      2000      2001
                                                              -------   -------   -------
                                                                (DOLLARS IN THOUSANDS)
Salaries and employee benefits..............................  $16,156   $20,803   $24,015
Net occupancy and equipment expense.........................    4,101     5,039     5,875
Merchant credit card program................................    3,752     4,733     5,599
Professional and other outside services.....................    1,746     1,871     2,709
Stationery, supplies and postage............................    1,158     1,160     1,588
Telephone and travel........................................    1,061     1,260     1,534
Amortization of core deposit intangible.....................      459       684       876
Data processing and ATM fees................................      569       565       874
Advertising.................................................      523       473       430
Other.......................................................    3,521     4,036     5,246
Merger related items........................................       --        --     3,531
                                                              -------   -------   -------
Total expenses..............................................  $33,046   $40,624   $52,277
                                                              =======   =======   =======

     The increase in operating expenses in 2001 and 2000 are primarily due to salaries and employee benefits and merger related expenses.

     Salaries and employee benefits increased in 2001 to $24.0 million, compared to $20.8 million in 2000 and $16.2 million in 1999. The increase in salaries and employee benefits in 2001 and 2000 is due primarily to employee group insurance expense, and to the acquisition of Capitol Thrift and Loan in 2000 respectively. The remaining increase is consistent with growth.

     Employee group insurance expense increased 62.5% to $2.6 million in 2001, compared to $1.6 million in 2000. The primary reasons for the increase were several maximum medical claims on the company's self insured policy and premium increases.

     The ratio of operating expenses to average assets was 5.33% in 2001 (excluding merger related), 5.33% in 2000, and 5.85% in 1999.

     During the first quarter of 2001, Humboldt incurred $3.5 million of expenses in connection with the completion and integration of the merger with Tehama Bancorp. Table 5 sets forth the major components of the merger-related charge.

                        TABLE 5 -- MERGER-RELATED ITEMS

                                                              (DOLLARS IN THOUSANDS)
Severance & related.........................................          $  655
Professional fees...........................................           1,664
Fixed asset disposals.......................................             441
System conversions..........................................             262
Other.......................................................             509
                                                                      ------
  Total.....................................................          $3,531
                                                                      ======

     During the fourth quarter of 2001, Humboldt announced plans to merge Capitol Thrift & Loan into Capitol Valley Bank. This merger was completed effective January 1, 2002, and management expects to realize a non-interest expense reduction of $450,000 annually, primarily in compensation expense, as a result of the consolidation.

INCOME TAXES

     Humboldt's effective income tax rate as a percentage of pre-tax income for 2001 was 35.2%, compared to 33.0% in 2000 and 34.1% in 1999. The effective tax rates were below the expected statutory federal rate of 34.0% and the state franchise tax rate of 7.1% (net of the federal benefit), principally, because of exemptions for Enterprise Zone loans for state tax purposes, exemptions for municipal obligations for federal purposes, exemptions for municipal obligations for federal purposes, low income housing tax credits, bank owned life insurance and other permanent differences.

BALANCE SHEET OVERVIEW

     Total assets increased 12.3% to $957.7 million at December 31, 2001, compared to $852.3 million at December 31, 2000. Total assets increased 34% in 2000 from $635 million at December 31, 1999. The asset growth during in 2001 was primarily due to internal loan growth. The asset increase during 2000 was primarily attributed to the acquisition of Capitol Thrift & Loan and internal loan growth.

INVESTMENT SECURITIES

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

     At December 31, 2001, the fair value of Humboldt's investment securities totaled $172.5 million, an increase of $33.0 million, or 23.7%, compared with December 31, 2000. Table 6 provides information as to the composition of Humboldt's investment portfolio.

                  TABLE 6 -- INVESTMENT SECURITIES COMPOSITION

                                 DECEMBER 31, 1999              DECEMBER 31, 2000              DECEMBER 31, 2001
                            ----------------------------   ----------------------------   ----------------------------
                                         APPROX                         APPROX                         APPROX
                            AMORTIZED    MARKET      %     AMORTIZED    MARKET      %     AMORTIZED    MARKET      %
                              COST       VALUE     YIELD     COST       VALUE     YIELD     COST       VALUE     YIELD
                            ---------   --------   -----   ---------   --------   -----   ---------   --------   -----
                                                              (DOLLARS IN THOUSANDS)
U.S. Treasury and agencies
  Three months or less....  $  3,500    $  3,507   5.39%         --          --     --    $  1,000    $  1,008    6.17%
  Three to twelve
    months................     6,665       6,685   5.62    $  1,512    $  1,512   5.51%         --          --      --
  One to three years......     2,551       2,537   5.70      10,506      10,418   6.58       1,525       1,560    4.27
  Three to five years.....        --          --     --          --          --     --         247         244    4.27
CMO and MBS issued by U.S.
  agencies
  Three months or less....       697         697   7.85         342         341   7.49         656         658    5.78
  Three to twelve
    months................    11,374      11,396   7.36      12,136      12,133   6.45      21,547      21,910    5.17
  One to three years......    56,381      56,079   6.09      32,116      33,216   6.62      37,682      38,155    5.51
  Three to five years.....    18,825      18,785   5.49      16,918      17,451   6.60      45,892      45,439    5.19
  Five to fifteen years...    16,506      16,457   6.74      15,008      13,860   6.89      21,434      21,227    6.29
  Over fifteen years......        --          --     --          --          --     --       3,627       3,327    7.26
Obligations of political
  subdivisions
  Three months or less....        --          --     --         430         430   6.82         720         720    8.27
  Three to twelve
    months................       519         520   8.04         264         270   8.65       1,047       1,068    8.96
  One to three years......     4,872       4,896   7.67       1,627       1,683   7.90       2,289       2,409    9.02
  Three to five years.....     7,037       7,067   7.78       6,057       6,258   7.79       3,220       3,281    7.35
  Five to fifteen years...    13,151      13,125   7.42      21,674      22,407   7.62      18,692      19,362    8.29
  Over fifteen years......     5,820       5,714   7.29       3,327       3,530   7.99       3,304       3,342    8.09
Corporate debt & other
  securities
  Three months or less....     1,984       1,984   5.03       1,304       1,304   5.25          --          --      --
  Three to twelve
    months................       625         625   5.96          --          --     --          --          --      --
  One to three years......        --          --     --       5,552       5,693   7.77          --          --      --
  Three to five years.....        --          --     --       4,116       4,167   9.02       6,931       6,611   10.34
  Five to fifteen years...     3,855       3,800   7.41       3,876       3,981   7.49         569         577    6.36
  Over fifteen years......        --          --     --          --          --     --         625         625    7.80
  Equity securities.......        --          --     --         731         731   6.83         950         950    5.00
                            --------    --------   ----    --------    --------   ----    --------    --------   -----
    Total securities......  $154,362    $153,874   6.34%   $137,496    $139,385   6.97%   $171,957    $172,473    6.16%
                            ========    ========   ====    ========    ========   ====    ========    ========   =====

LOANS

     Total gross loans increased 13.9% to $666.8 million at December 31, 2001, compared to $585.0 million at December 31, 2000. Total gross loans increased 51.6% in 2000 from $374.6 million at year-end 1999. The increases in loan volume in 2000 was primarily due to the acquisition of Capitol Thrift & Loan.

     Humboldt's loan portfolio consists of commercial real estate, residential real estate, commercial & industrial and consumer loans and leases. While no specific industry concentration is considered significant, Humboldt's lending operations are dependent on the local economy. Accordingly, a downturn in the regional economy could adversely impact Humboldt's borrowers. This could, in turn, reduce the demand for loans and adversely impact the borrowers' abilities to repay their loans.

     Table 7 presents the composition of Humboldt loan portfolio at the dates indicated.

                     TABLE 7 -- LOAN PORTFOLIO COMPOSITION

                                                             AS OF DECEMBER 31,
                           --------------------------------------------------------------------------------------
                                   1997                      1998                      1999                2000
                           ---------------------     ---------------------     ---------------------     --------
TYPE OF LOAN                AMOUNT    PERCENTAGE      AMOUNT    PERCENTAGE      AMOUNT    PERCENTAGE      AMOUNT
------------               --------   ----------     --------   ----------     --------   ----------     --------
                                                           (DOLLARS IN THOUSANDS)
Real estate secured
 loans:
 Construction............  $ 31,306      11.33%      $ 29,541       9.68%      $ 31,153       8.46%      $ 43,597
 Residential.............  $ 67,144      24.31%      $ 73,899      24.23%      $ 80,596      21.89%      $108,411
 Commercial &
   agricultural..........  $ 76,993      27.87%      $ 91,979      30.15%      $125,702      34.14%      $273,047
                           --------     ------       --------     ------       --------     ------       --------
   Total real estate
     loans...............   175,443      63.51%       195,419      64.06%       237,451      64.50%       425,055
Commercial...............  $ 43,546      15.76%      $ 56,661      18.57%      $ 63,940      17.37%      $ 80,508
Lease financing..........  $ 11,137       4.03%      $ 18,612       6.10%      $ 23,414       6.36%      $ 15,818
Installment and Other....  $ 52,630      19.05%      $ 41,833      13.71%      $ 49,822      13.53%      $ 63,601
                           --------     ------       --------     ------       --------     ------       --------
   Total loans...........   282,756     102.36%       312,525     102.45%       374,627     101.76%       584,982
Less:
 Deferred loan fees......    (2,436)     (0.88)%       (2,341)     (0.77)%         (977)     (0.27)%       (1,473)
 Allowance for loan
   losses................    (4,076)     (1.48)%       (5,136)     (1.68)%       (5,502)     (1.49)%       (8,367)
                           --------     ------       --------     ------       --------     ------       --------
   Loans receivable,
     net.................  $276,244    100.00%       $305,048    100.00%       $368,148    100.00%       $575,142
                           ========     ======       ========     ======       ========     ======       ========

                                    AS OF DECEMBER 31,
                           ------------------------------------
                              2000                2001
                           ----------     ---------------------
TYPE OF LOAN               PERCENTAGE      AMOUNT    PERCENTAGE
------------               ----------     --------   ----------
                                  (DOLLARS IN THOUSANDS)
Real estate secured
 loans:
 Construction............      7.58%      $ 65,021       9.93%
 Residential.............     18.85%       109,559      16.74%
 Commercial &
   agricultural..........     47.47%       319,771      48.85%
                             ------       --------     ------
   Total real estate
     loans...............     73.90%       494,351      75.52%
Commercial...............     14.00%       103,421      15.80%
Lease financing..........      2.75%         4,633       0.71%
Installment and Other....     11.06%        64,388       9.84%
                             ------       --------     ------
   Total loans...........    101.71%       666,793     101.87%
Less:
 Deferred loan fees......     (0.26)%       (2,461)     (0.38)%
 Allowance for loan
   losses................     (1.45)%       (9,765)     (1.49)%
                             ------       --------     ------
   Loans receivable,
     net.................   100.00%       $654,567    100.00%
                             ======       ========     ======

     Humboldt's real estate loans are secured primarily by property in Humboldt's primary market areas. At December 31, 2001, the major components of the commercial real estate portfolio were owner-occupied office/retail (54%), non-owner occupied office/retail (29%) and lodging (8%).

     As of December 31, 2001, Humboldt's 20 largest credit relationships consisted of loans and loan commitments ranging from $2.5 million to $12.3 million, with an aggregate total credit exposure of $82 million. All of these credits have been underwritten in a prudent manner and structured to minimize Humboldt's potential exposure to loss.

     Table 8 presents the maturity distribution of Humboldt's real estate commercial, real estate construction, residential real estate, and commercial portfolios and the sensitivity of such loans to changes in interest rates at December 31, 2001.

            TABLE 8 -- MATURITY OF CONSTRUCTION/COMMERCIAL RE LOANS

                                                                                   RATE STRUCTURE FOR
                                                                                     LOANS MATURING
                                                     MATURITY                         OVER ONE YEAR
                                   ---------------------------------------------   -------------------
                                   ONE YEAR   ONE THROUGH   OVER FIVE               FIXED    FLOATING
                                   OR LESS    FIVE YEARS      YEARS      TOTAL      RATE       RATE
                                   --------   -----------   ---------   --------   -------   ---------
                                                         (DOLLARS IN THOUSANDS)
Commercial.......................  $ 86,379     $14,610      $2,432     $103,421   $8,290     $8,752
Real Estate -- Construction......    64,063         958          --       65,021       71        887
                                   --------     -------      ------     --------   ------     ------
Total............................  $150,442     $15,568      $2,432     $168,442   $8,361     $9,639
                                   ========     =======      ======     ========   ======     ======

LOAN SERVICING

     Humboldt sells the majority of the residential mortgage loans and some of the Small Business Administration ("SBA") loans it originates to institutional investors. However, it retains the servicing on these loans in order to generate ongoing revenues and to retain local customer relationships. Humboldt's loan servicing portfolio totaled $164 million, $199 million, and $243 million, at December 31, 1999, 2000, and 2001, respectively.

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

     Humboldt's fees for servicing mortgage loans range generally from .250% to ..375% per annum on the outstanding principal balances of the loans. Servicing fees are collected and retained by Humboldt out of monthly mortgage payments. Humboldt's servicing portfolio can be reduced by normal amortization and prepayment or liquidation of outstanding loans.

     Humboldt accounts for revenue from the sale of loans where servicing is retained in conformity with the requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Humboldt records an asset representing the right to service loans for others when it sells a loan and retains the servicing rights. The carrying value of loans is allocated between the loan and the servicing rights, based on their relative fair values. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates and using current expected future prepayment rates. The servicing rights are amortized in proportion to, and over the period of, estimated net servicing income, assuming prepayments.

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

ASSET QUALITY AND NON-PERFORMING ASSETS

     Humboldt manages asset quality and controls credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. Humboldt's loan administration function is charged with monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures at all of the Banks. The provision for loan losses charged to earnings is based upon management's judgment of the amount necessary to maintain the allowance at a level adequate to absorb probable losses. The amount of provision charge is dependent upon many factors including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of loan portfolio quality, general economic conditions that can impact value of collateral, and other trends. The evaluation of these factors is performed by the credit administration department through an analysis of the adequacy of the allowance for loan losses. Reviews of non-performing, past due loans and larger credits, designed to identify potential charges to the allowance for loan losses, as well as determine the adequacy of the allowance, are conducted on a quarterly basis during the year. These reviews are performed by an independent consulting firm and credit administration staff, and consider such factors as the financial strength of borrowers, the value of the applicable collateral, past loan loss experience, anticipated loan losses, growth in the loan portfolio, prevailing and anticipated economic conditions and other factors.

     There were no significant changes in the estimation methods and assumptions used to determine the adequacy of the allowance for loan losses during 2001 or 2000. Additional information regarding the methodology used in determining the adequacy of the allowance for loan losses in contained in Part I of this Report in the section titled "Lending and Credit Functions."

     Non-performing loans, which include non-accrual loans and accruing loans past due over 90 days totaled $4.5 million at year-end 2001, compared with $3.8 million at December 31, 2000. At December 31, 2001, the ratio of non-performing loans to total loans was 0.67%, compared with 0.65% at year-end 2000. Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $4.6 million, or 0.67% of total assets, as of December 31, 2001, compared with $4.7 million or 0.55% of total assets, at year-end 2000. Loans and leases, including impaired loans and leases, are classified as nonaccrual if collection of principal or interest is considered doubtful, generally if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans and leases are well-secured and in the process of collection. When a loan is placed on non-accrual status, interest previously accrued but not collected is reversed against current interest income. Depending on management's evaluation of the borrower and loan collateral, interest on a non-accrual loan may be recognized on a cash basis as payments are received. Loans made to facilitate the sale of other real estate are made on terms comparable to loans of similar risk. There were no commitments to lend additional funds to customers whose loans were on non-accrual status at December 31, 2001. Table 9 summarizes Humboldt non-performing assets for each of the last five years.

                        TABLE 9 -- NON-PERFORMING ASSETS

                                                           AS OF DECEMBER 31,
                                          ----------------------------------------------------
                                            1997       1998       1999       2000       2001
                                          --------   --------   --------   --------   --------
                                                         (DOLLARS IN THOUSANDS)
Loans on nonaccrual status..............  $  1,433   $    565   $  1,518   $  1,434   $  2,915
Loans past due 90 days or more and
  accruing..............................     1,525        918        899      2,373      1,560
Restructured loans......................        23         --         --         --         --
                                          --------   --------   --------   --------   --------
     Total nonperforming loans..........     2,981      1,483      2,417      3,807      4,475
Other real estate owned.................       487        225        156        850        166
                                          --------   --------   --------   --------   --------
     Total nonperforming assets.........  $  3,468   $  1,708   $  2,573   $  4,657   $  4,641
                                          ========   ========   ========   ========   ========
Allowance for loan losses...............  $  4,076   $  5,136   $  5,502   $  8,367   $  9,765
Asset quality ratios:
Non-performing assets to total assets...      0.76%      0.33%      0.40%      0.55%      0.48%
Non-performing loans to total loans.....      1.06%      0.48%      0.65%      0.65%      0.67%
Allowance for loan losses to total
  loans.................................      1.45%      1.66%      1.47%      1.43%      1.47%
Allowance for loan losses to total non-
  performing assets.....................       118%       301%       214%       180%       210%

     At December 31, 2001, Humboldt had approximately $11 million of loans which were not classified as non-performing but for which known information about the borrowers' financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans. These loans were identified through the loan review process described in the Asset Quality and Risk Elements section of this Discussion above that provides for assignment of a risk rating based on an eight-grade scale. Based on the evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation, management does not anticipate any significant losses related to these loans. These loans are subject to continuing management attention and are considered in the determination of the allowance for loan losses. A decline in the economic conditions in Humboldt's market areas or other factors could adversely impact individual borrowers or the loan portfolio in general. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual or other real estate owned in the future.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses ("ALL") totaled $5.5 million, $8.4 million, and $9.8 million, for the years ended December 31, 1999, 2000, and 2001 respectively. The ALL as a percentage of total loans was 1.47%, 1.43%, and 1.47%, at December 31, 1999, 2000, and 2001 respectively. The ALL as a percentage of non-performing loans as of December 31, 1999, 2000, and 2001 was 214%, 180%, and 210%. In connection with the Tehama merger, an additional provision of $175,000 was recorded in order to conform Tehama Bank credit policies to those of Humboldt.

     Table 10 provides a summary of activity in the ALL by type of loan for the years indicated:

                  TABLE 10 -- SUMMARY OF LOAN LOSS EXPERIENCE

                                                1997      1998      1999      2000      2001
                                               -------   -------   -------   -------   -------
                                                           (DOLLARS IN THOUSANDS)
Balance at beginning of year.................  $ 3,043   $ 4,076   $ 5,136   $ 5,502   $ 8,367
                                               -------   -------   -------   -------   -------
Loans and leases charged off:
  Real Estate................................       --      (141)      (67)      (65)      (33)
  Commercial.................................     (235)     (359)   (1,307)     (287)     (264)
  Consumer...................................      (11)      (25)      (30)      (28)     (534)
  Lease financing............................     (124)     (316)     (148)     (837)     (905)
  Credit card and related accounts...........   (1,412)   (1,750)     (963)     (697)     (181)
  Other......................................       (7)       (5)       --        (4)       --
                                               -------   -------   -------   -------   -------
     Total loans and leases charged off......   (1,789)   (2,596)   (2,515)   (1,918)   (1,917)
Recoveries:
  Real Estate................................       --        --        98        19        11
  Commercial.................................      129       127        96        57        95
  Consumer...................................        9         8         5         6       105
  Lease financing............................       34        24         9         7       144
  Credit card and related accounts...........      169       257       302       159        57
  Other......................................        3         3        --        --        --
                                               -------   -------   -------   -------   -------
     Total Recoveries........................      344       419       510       248       412
                                               -------   -------   -------   -------   -------
Net charge-offs..............................   (1,445)   (2,177)   (2,005)   (1,670)   (1,505)
Changes incident to mergers..................       --        --        --     2,000        --
Provision charged to operations..............    2,478     3,237     2,371     2,535     2,903
                                               -------   -------   -------   -------   -------
Balance at end of year.......................  $ 4,076   $ 5,136   $ 5,502   $ 8,367   $ 9,765
                                               =======   =======   =======   =======   =======
Ratio of net charge-offs to average loans....    0.55%     0.73%     0.60%     0.25%     0.24%
Ratio of provision to average loans..........    0.95%     1.09%     0.72%     0.38%     0.47%

     Management believes that the ALL at December 31, 2001 is sufficient to absorb losses inherent in the loan portfolio as of that date based on the best information available. This assessment involves uncertainty and judgment; therefore, the adequacy of the ALL cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Banks, may require additional charges to the provision for loan losses in future periods if the results of their review warrant.

DEPOSITS

     Total deposits were $807 million at December 31, 2001, compared with $713 million at year-end 2000. Total average deposits for 2001 were $778 million, an increase of $105 million, or 16% from 2000. Average demand deposit accounts increased $13 million, or 8%, and average interest bearing transaction accounts (including savings and money market accounts) increased $69 million, or 38%, from 2000. Average time deposits for 2001 were $342 million, an increase of 7% from 2000. Growth in average deposits during 2001 was impacted by the acquisition of Capitol Thrift & Loan in April 2000. This acquisition was accounted for as a purchase and, accordingly, the deposits of Capitol Thrift & Loan were included in Humboldt's balance sheet for only 9 months in 2000. Time deposits of $100,000 and greater totaled $109 million at December 31, 2001, compared with $121 million at year-end 2000. Table 11 sets forth the scheduled maturities of time deposits of $100,000 and greater at December 31, 2001.

        TABLE 11 -- MATURITIES OF TIME DEPOSITS OF $100,000 AND GREATER

                                                              (DOLLARS IN THOUSANDS)
Three months or less........................................         $ 45,389
Three months to six months..................................           16,888
Six months to one year......................................           34,288
Over one year...............................................           12,911
                                                                     --------
  Total.....................................................         $109,476
                                                                     ========

     The deposit growth experienced during 2001 was primarily attributed to the flow of funds out of stock and mutual fund investments by customers looking for the safety and stability associated with insured bank deposit products. Rates offered by Humboldt on its deposit products during 2001 were comparable with those rates offered by other financial institutions in Humboldt's market area. Management expects the level of deposit growth for 2002 to be substantially lower than in 2001.

     As of December 31, 2001, Humboldt had $5 million of brokered certificates of deposit outstanding. The maturity date for this issuance is May 2002. Management expects that brokered certificates of deposit will be used from time to time in the future as an alternative source of funding with rates comparable to local market rates. There were no brokered certificates of deposit outstanding during 1999 or 2000.

OTHER BORROWINGS

     At December 31, 2001, all of the Banks were shareholders in the Federal Home Loan Bank of San Francisco ("FHLB"). Through this affiliation, advances secured by investment securities and residential mortgage loans totaling $35 million were outstanding at rates competitive with time deposits of like maturities, or federal funds for overnight borrowings. Management expects continued utilization of this short and long-term source of funding. The FHLB advances outstanding at December 31, 2001 had fixed interest rates ranging from 1.51% to 7.44%. Approximately $23 million, 63% of the FHLB advances mature prior to December 31, 2002.

     At December 31, 2001, Humboldt Bancorp had approximately $9.7 million of amortizing term debt with maturity dates ranging from November 2002 to December 2004. Subsequent to December 31, 2001, a borrowing of approximately $6 million was repaid in full with proceeds from the liquidation of automobile loans. Note 9 of the Notes to the Consolidated Financial Statements provides additional information regarding Humboldt's borrowings.

     Note 9 of the Notes to Consolidated Financial Statements provides the amounts outstanding and general terms of Humboldt's borrowings, excluding Trust Preferred Securities.

     Humboldt had $20 million of Trust Preferred Securities outstanding at December 31, 2001. The Trust Preferred Securities were issued as part of pooled offerings to institutional investors. Table 12 presents information about Humboldt's Trust Preferred Securities.

                     TABLE 12 -- TRUST PREFERRED SECURITIES

ISSUE DATE                                 AMOUNT      RATE     MATURITY DATE     CALL DATE
----------                                 -------   --------   -------------     ---------
                                                      (DOLLARS IN THOUSANDS)
March 2000...............................  $ 5,150     10.875%   March 2030      March 2010
February 2001............................  $ 5,000     10.200%  February 2031   February 2011
December 2002............................  $10,000   Floating*  December 2031   December 2006

---------------

* Floating rate based on three-month LIBOR plus 360 basis points. As of December 31, 2001, the effective rate was 8.42%. Humboldt entered into a simultaneous interest rate swap transaction that effectively converted the floating rate to a fixed rate of 8.42% for five years. Additional information about the swap is provided in Note 11 of the Notes to the Consolidated Financial Statements.

     Additional information regarding the terms of the Trust Preferred Securities is provided in Note 10 of the Notes to the Consolidated Financial Statements.

LIQUIDITY AND CASH FLOW

     The objective of Humboldt's liquidity management is to maintain the Banks ability to meet the day-to-day cash flow requirements of its customers who either wish to withdraw funds or require funds to meet their credit needs. Humboldt must manage its liquidity position to allow the subsidiary's to meet the needs of their customers while maintaining an appropriate balance between assets and liabilities to meet the return on investment expectations of its shareholders. Humboldt monitors the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. In addition to liquidity from core deposits and repayments and maturities of loans and investments, the Banks can utilize established credit lines, sell securities under agreements to repurchase, secure FHLB advances or purchase overnight Federal Funds.

     Humboldt Bancorp is a company separate and apart from the Banks. It must provide for its own liquidity. Substantially all of Humboldt Bancorp's revenues are obtained from management fees and dividends declared and paid by the Banks. There are statutory and regulatory provisions that could limit the ability of the Banks to pay dividends to Humboldt Bancorp. Management of Humboldt Bancorp believes that such restrictions will not have an impact on the ability of Humboldt Bancorp to meet its ongoing cash obligations.

     As disclosed in Humboldt's Consolidated Statements of Cash Flows, net cash used in operating activities was approximately $6 million during 2001. The major uses of cash used in operating activities are net loss and the increase in other receivables and other assets. During 2001, Humboldt had operating cash outflows of $14 million in connection with the operation and wind-down of Bancorp Financial Services, Inc. ("BFS"). The cash contributions to BFS were made to fund the operations of the BFS prior to announcement of the wind-down in June 2001 and as part of the wind-down of the company. Management does not expect that cash outflows in 2002 related to completion of the BFS wind-down will exceed $2 million.

     Net cash used in investing activities of $107 million consisted primarily of a net increase in loans of $83 million and securities purchases of $112 million funded largely by sales, maturities and paydowns of securities of $78 million. Net cash provided by financing activities provided the remainder of funding sources for 2001. The $108 million of net cash provided by financing activities consisted primarily of a $94 million net increase in deposits, a net decrease in borrowings of $2 million and the issuance of $15 million of Trust Preferred Securities.

     As of December 31, 2001, the Banks had $23.5 million in available federal funds lines of credit and approximately $90 million in secured borrowing availability from the FHLB. Humboldt Bancorp had borrowing availability of $8 million under two lines of credit as of December 31, 2001. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit, credit card arrangements, and standby letters of credit as of December 31, 2001 were $116.6 million, $11.4 million and $2.4 million respectively.

CAPITAL RESOURCES

     Stockholders' equity at December 31, 2001 was $66.8 million, a decrease of $6.2 million, or 8.5%, from December 31, 2000. The decrease in stockholders' equity during 2001 was principally due to the net loss of $6.0 million incurred for the year 2001. Book value per share as of December 31, 2001 was $6.39.

     The Board of Governors of the Federal Reserve System has issued guidelines for the implementation of risk-based capital requirements by U.S. banks and bank holding companies. These risk-based capital guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk adjusted assets to determine the risk based capital ratios. The guidelines require an 8% total risk-based capital ratio, of which 4% must be Tier I capital. Humboldt's Tier I capital, which consists of stockholders' equity and qualifying trust preferred securities less other comprehensive income, goodwill and deposit-based intangibles, totaled to $83 million at December 31, 2001. Tier II capital components include supplemental capital components such as a qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus Tier II capital components is referred to as Total Risk-based Capital, and was $92 million at December 31, 2001. The percentage ratios, as calculated under the guidelines, were 10.76% and 12.01% for Tier I and Total Risk-based Capital, respectively, at December 31, 2001. A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as period end stockholders' equity and qualifying trust preferred securities, less other comprehensive income, goodwill and deposit-based intangibles divided by average assets adjusted for goodwill and other intangible assets.

     Although a minimum leverage ratio of 4% is required for the highest-rated bank holding companies which are not undertaking significant expansion programs, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio greater than 4% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and bank holding companies. Humboldt's leverage ratios at December 31, 2000 and 2001 were 8.97% and 8.68%, respectively.

     Humboldt has never paid a cash dividend. Any decision to pay cash dividends in the future will be based on Humboldt's results of operations, growth expectations, financial condition, regulatory constraints and other factors considered important by the Board of Directors.

     All three of the capital ratios of Humboldt and the Banks currently exceed the minimum ratios required in 2001 as defined by federal regulation. Management monitors these ratios to ensure that Humboldt and the Banks remain within regulatory guidelines. Further information regarding the actual and required capital ratios of Humboldt and the Banks is provided in Note 20 in the Notes to the Consolidated Financial Statements

     On February 6, 2002, Humboldt announced a common stock repurchase program that authorized the repurchase of up to 500,000 shares of Humboldt common stock in open market or private transactions. Management expects that the repurchase plan will be completed by December 31, 2002.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The absolute level and volatility of interest rates can have a significant impact on Humboldt's profitability. The objective of interest rate risk management is to identify and manage the sensitivity of net interest income to changing interest rates to achieve Humboldt's overall financial objectives. Based on economic conditions, asset quality and various other considerations, management establishes tolerance ranges for interest rate sensitivity and manages within these ranges. Humboldt's net interest income and the fair value of its financial instruments are influenced by changes in the level of interest rates. Humboldt manages its exposure to fluctuations in interest rates through policies established by Asset/Liability Management Committee ("ALCO"). The ALCO meets periodically and has responsibility for approving asset/liability management policies, formulating and implementing strategies to improve balance sheet positioning and/or earnings and reviewing interest rate sensitivity. The ALCO reports are provided to the Boards of Directors of Humboldt and the Banks on a regular basis.

     Management utilizes an interest rate simulation model to estimate the sensitivity of net interest income to changes in interest rates. Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments. Interest rate sensitivity is a function of the repricing characteristics of Humboldt's portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable timeframe, thereby minimizing the impact of interest rate changes on net interest income. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in Humboldt's current portfolio that are subject to repricing at various time horizons: immediate; one to three months; four to twelve months; one to five years; over five years, and on a cumulative basis. The differences are known as interest sensitivity gaps. Table 13 sets forth interest sensitivity gaps for these different intervals as of December 31, 2001.

                                TABLE 13 -- GAP

                                                    INTEREST SENSITIVITY IN MONTHS
                                        ------------------------------------------------------
                                         0 TO 3      4 TO 12    13 TO 60   OVER 60     TOTAL
                                        ---------   ---------   --------   --------   --------
                                                        (DOLLARS IN THOUSANDS)
EARNING ASSETS:
Net loans.............................  $ 217,512   $  63,344   $258,300   $125,176   $664,332
Investment securities.................        723       2,093     18,504    150,528    171,848
Interest-bearing deposits with
  banks...............................         --         920         --         --        920
                                        ---------   ---------   --------   --------   --------
  Total...............................  $ 218,235   $  66,357   $276,804   $275,704   $837,100
                                        =========   =========   ========   ========   ========
INTEREST-BEARING LIABILITIES:
Interest-bearing deposits.............  $ 400,591   $ 154,049   $ 39,354   $     --   $593,994
Borrowings............................     44,028          --         --      1,532     45,560
Trust Preferred Securities............         --          --         --     20,150     20,150
                                        ---------   ---------   --------   --------   --------
  Total...............................  $ 444,619   $ 154,049   $ 39,354   $ 21,682   $659,704
                                        =========   =========   ========   ========   ========
Interest rate swap contracts..........  $  10,000   $      --   $(10,000)  $     --   $     --
Interest rate sensitivity gap.........  $(216,384)  $ (87,692)  $227,450   $254,022   $177,396
Cumulative interest rate sensitivity
  gap.................................  $(216,384)  $(304,076)  $(76,626)  $177,396
Cumulative Gap/total assets...........        (26)%       (36)%       (9)%       21%

     As seen in the preceding table, during the first year 67% of interest bearing liabilities will reprice compared with 26% of all interest earning assets. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remains the same, thus impacting net interest income. This characteristic is referred to as basis risk and generally relates to the possibility that the repricing characteristics of short-term assets tied to Humboldt's prime lending rate are different from those of short-term funding sources such as certificates of deposit. Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities that are not reflected in the interest rate sensitivity analysis. These prepayments may have significant impact on Humboldt's net interest margin. Because of these factors, an interest sensitivity gap analysis may not provide an accurate assessment of Humboldt's exposure to changes in interest rates.

     Humboldt utilizes an interest rate simulation model to monitor and evaluate the impact of changing interest rates on net interest income. The estimated impact on Humboldt's net interest income over a time horizon of one year as of December 31, 2001 is indicated in Table 14. The interest rate simulation assumes a parallel and sustained shift in interest rates of 200 basis points (ramped up by 18 basis points per month until the increase totals 200 basis points) and no change in the composition or size of Humboldt's balance sheet. In addition, the simulation includes the impact of a $25 million interest rate swap contract that is described below.

                                    TABLE 14

                                                           INCREASE (DECREASE)
                                                             IN NET INTEREST
                                                               INCOME FROM       PERCENTAGE
SCENARIO                                                      BASE SCENARIO        CHANGE
--------                                                   -------------------   ----------
                                                                (DOLLARS IN THOUSANDS)
Up 200 basis points......................................         $ 123             0.28%
Down 200 basis points....................................         $(368)            0.83%

     To assist in achieving a desired level of interest rate sensitivity, Humboldt has entered into off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. As of December 31, 2001, Humboldt had one interest rate swap contract with a notional amount of $10 million. Under the terms of the contract, Humboldt pays a fixed rate of 8.42% in exchange for receiving a variable rate of three-month LIBOR plus 360 basis points on the notional amount for a term of five years. Humboldt entered into this swap agreement in connection with the issuance of $10 million of floating rate trust preferred securities in order to fix the interest cost for the first five years, at which time Humboldt has the right to call the trust preferred securities.

     Subsequent to December 31, 2001, Humboldt entered into an interest rate swap contract with a notional amount of $25 million. Under the terms of the contract, Humboldt will pay Prime rate and receive a fixed rate of 6.72% on the notional amount for a term of three years. Humboldt entered into this swap agreement to hedge the interest rate risk associated with a like amount of Prime floating loans.

     Humboldt has adopted SFAS No. 133, Accounting for Derivative and Hedging Activities, as amended by SFAS No. 138, which requires all derivative financial instruments be included and recorded at fair value on the balance sheet. Currently, all of Humboldt's derivative financial instruments are classified as cash flow hedges. Management expects that both interest rate swap contracts will meet the requirements of SFAS No. 133/138 that provide for any change in the market value of the contracts to be recorded as a component of other comprehensive income in the equity section of the balance sheet.

     At December 31, 2001, Humboldt's derivative financial instrument had an aggregate positive fair value of approximately $146,000. Humboldt's policy requires all derivative financial instruments be used only for asset/ liability management through the hedging of specific transactions or positions, and not for trading or speculative purposes. Management believes that the risk associated with using derivative financial instruments to mitigate interest rate risk sensitivity is minimal and should not have any material unintended impact on Humboldt's financial condition or results of operations.

     Although the gap position is negative during the first twelve months after December 31, 2001, management believes that Humboldt is somewhat asset sensitive based on the interest rate simulation model and has an acceptable level of interest rate risk. Based on the simulation model net income should increase slightly when rates increase and shrink somewhat when rates fall. This is because of the concentration of variable rate and short-term commercial loans in Humboldt's portfolio. However, there can be no assurance that fluctuations in interest rates will not have a material adverse impact on Humboldt.

  IMPACT OF INFLATION AND CHANGING PRICES

     A financial institution's asset and liability structure is substantially different from that of an industrial firm in that primarily all assets and liabilities of a bank are monetary in nature, with relatively little investments in fixed assets or inventories. Inflation has an important impact on the growth of total assets and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio. Management believes the impact of inflation on financial results depends on Humboldt's ability to react to changes in interest rates and, by such reaction, reduce the inflationary impact on performance. Humboldt has an asset/liability management program which attempts to manage interest rate sensitivity. In addition, periodic reviews of banking services and products are conducted to adjust pricing in view of current and expected costs

DISCONTINUED OPERATIONS

     Bancorp Financial Services, Inc. ("BFS") was originally capitalized in 1996 with $2,000,000 contributions from both Humboldt Bancorp and Tehama Bancorp. Upon the completion of the Tehama Bancorp merger in March 2001, Humboldt became the sole shareholder of BFS. During the first quarter of 2001, Humboldt's Board of Directors completed a strategic review of BFS, which principally acquired and serviced small ticket leases on a nationwide basis. This review was initiated in response to a number of factors, including the increased regulatory burden associated with BFS being a wholly owned subsidiary after completion of the Tehama Bancorp merger, future capital needs of BFS to support its growth and reliance upon the lease-backed securities market for liquidity. As a result of this review, Humboldt adopted a plan to discontinue the operations of BFS by sale of the company and engaged an investment banking firm to facilitate the sale during the first quarter of 2001. A valuation reserve of $700,000, net of tax, was recorded during the first quarter of 2001 based on an estimate of the value of BFS as a going concern. The operating results of BFS are included, net of tax, in the income statement as income (loss) from discontinued operations.

     During the second quarter of 2001 Humboldt was notified by the investment banker that the prospects for the sale of BFS as a going concern were unlikely. In response, Humboldt adopted a plan to wind-down the operations of BFS in an orderly manner. This plan included the immediate termination of all lease and loan acquisition activities. In connection with the wind-down plan, Humboldt recognized a loss on discontinued operations, net of tax, of $13.5 million during the second quarter of 2001.

     The following is a summary of the major components of the wind-down charge (dollars in thousands):

Write-off of retained interests/servicing assets............   $11,798
Provision for lease/loan losses.............................     4,679
Lease/loan market value adjustments.........................     1,580
Professional fees...........................................       470
Other.......................................................     1,315
Tax Effect..................................................    (5,848)
                                                               -------
  Total wind-down expense...................................   $13,994
                                                               =======

     During the third quarter BFS sold approximately $5,800,000 of lease receivables to an unrelated third party and paid down a like amount of bank debt. Since a valuation reserve was provided during the second quarter, there was no gain or loss recorded on the sale. Humboldt Bancorp agreed to guarantee certain representations and warranties with respect to the underlying leases subject to the sale. In addition, the servicing responsibilities of BFS for approximately 5,400 leases under certain securitization servicing agreements were transferred to a third party effective August 31, 2001. This servicing transfer permitted BFS to relocate to a smaller facility and significantly reduce staff levels.

     As of December 31, 2001, BFS had total assets of $7,577,000, which included cash of $1,634,000, lease receivables of $1,085,000, lease-backed notes of $4,143,000, deferred tax assets of $600,000 and other assets of $115,000. Total liabilities as of December 31, 2001 were $8,992,000 and included, non-bank secured borrowings of $5,960,000, security deposits of $1,242,000, lease and loan payment servicing liabilities of $866,000, wind down accruals of $800,000 and other liabilities of $124,000.

     In addition to the assets of BFS, certain assets of Humboldt Bancorp which were acquired from or on behalf of BFS were included as assets related to discontinued operations. During the fourth quarter of 2001, Humboldt Bancorp agreed to assume certain debt of BFS, which was previously guaranteed, in exchange for ownership of approximately $7,000,000 of automobile loans that secured the borrowing. In addition, Humboldt Bancorp agreed to repurchase approximately $2,000,000 of automobile loan contracts that were originated by BFS and sold to an unaffiliated financial institution during the fourth quarter of 2001. These loans had a valuation allowance of approximately $1,000,000.

     As of December 31, 2001, Humboldt Bancorp had net automobile loans acquired from BFS and repurchased from third parties of approximately $9,000,000. Subsequent to December 31, 2001, Humboldt Bancorp completed the sale of the loans and certain balances previously charged off to a third party. The valuation reserve carried by Humboldt Bancorp against the automobile loans was sufficient so that no material gain or loss was recorded as a result of the sale.

     As of December 31, 2001 BFS had borrowings from two unrelated non-bank lenders totaling $5,960,000. Neither of these two borrowings is guaranteed by Humboldt Bancorp. One of the borrowings was originally structured as a loan to an unconsolidated, bankruptcy-remote subsidiary of BFS as a commercial paper conduit facility for funding the acquisition of lease contracts. This facility matured on March 31, 2001 and has not been extended. As of December 31, 2001, the balance outstanding on this loan is $884,000, a reduction of approximately $3,575,000 from June 30, 2001. The reduction in the balance is due to the scheduled repayments received on the underlying lease collateral of approximately $475,000 and the repurchase of approximately $3,100,000 of underlying leases at par value that did not meet certain eligibility requirements. The leases repurchased by BFS were resold the same day to an unrelated third party. BFS did not incur any loss on this sale since a market valuation reserve was established during the second quarter.

     The second non-bank borrowing was obtained in February 2001 in connection with the issuance of term leased-backed notes. The placement agent was able to place approximately $4,600,000 million of the Class C leased-backed notes with a non-affiliated investor; however, due to certain restrictions contained in the indenture, the transaction had to be structured as a secured borrowing. The result of the transaction on the balance sheet of BFS was the establishment of an asset for the Class C leased-backed notes and a related liability for $4,600,000. This secured borrowing agreement also contained a provision whereby BFS was permitted, for a certain period of time, to retain the monthly principal and interest cash flows received on the leased-backed notes. These retained cash flows were converted to a subordinated note secured by retained interest assets of BFS. The principal portion of the cash flows were applied to reduce the $4,600,000 million liability and along with the interest portion were added to the subordinated debt. As of December 31, 2001 the Class C secured borrowing totaled $3,911,000 and the subordinated borrowing totaled $1,165,000.

     Subsequent to December 31, 2001, BFS and the non-affiliated investor executed an agreement whereby the investor took certain actions that permitted the transfer of ownership of the Class C leased-backed notes to an unrelated third party in satisfaction of the $3,911,000 of related debt. This agreement also provided for the transfer of the $1,165,000 to a new subordinated loan in favor of the third party. This new subordinated loan will bear interest at 12% compounded annually, with repayment of principal and interest tied solely to the receipt, if any, of cash flows from retained interest cash flows received by BFS in the future.

     During the second quarter of 2001, Humboldt guaranteed BFS borrowings from two commercial banks in consideration for modification of the loan terms and elimination of financial covenants. During the fourth quarter of 2001, Humboldt assumed the debt directly related to the financing of certain automobile loans contracts in the amount of $6,400,000 and a deficiency balance related to a loan that was previously secured by lease contracts for $300,000. Subsequent to December 31, 2001, Humboldt sold the automobile loan contracts securing the one loan, and the proceeds were used to pay the loan in full. Additional information on these borrowings is included in Note 9 of the Notes to the Consolidated Financial Statements.

     Humboldt and BFS established accruals for expected costs related to the wind-down during the second quarter of 2001. As of December 31, 2001, the remaining balance of the wind-down accrual was approximately $800,000. This accrual includes severance, operating costs and certain professional fees. Management believes the accrual for wind-down expenses is sufficient to cover the remaining wind-down costs.

     The final disposal of the remaining assets of BFS is expected to be substantially completed by March 31, 2002. Management is in the process of marketing the remaining lease receivables and the previously charged-off lease receivables.

     In conducting its business, BFS formed three subsidiaries that are considered "Special Purpose Entities" or "SPEs." These subsidiaries were formed in accordance with legal requirements and were, at formation, not subject to consolidation on the financial statements of BFS.

SUBSIDIARY NAME                                       PRIMARY PURPOSE
---------------                                       ---------------
BFS Funding Corporation........  Issuance of lease-backed notes funded by a commercial paper conduit. The line of credit from the commercial
                                 paper conduit was not renewed upon maturity in March 2001
                                 and the subsidiary's assets and related debt were
                                 reconsolidated on to the balance sheet of BFS.
BFS Funding Company, LLC.......  Issuance of $75,000,000 of term lease-backed notes to institutional investors in March 2000.
BFS Funding Company II, LLC....  Issuance of $60,058,000 of term lease-backed notes to institutional investors in February 2001.

     BFS Funding Company, LLC and BFS Funding Company II, LLC are considered "qualifying" SPEs under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

     All retained interest assets related to the lease-backed notes issued by BFS Funding Company LLC and BFS Funding Company II, LLC were written off during the second quarter of 2001. At December 31, 2001, Humboldt Bancorp owned the Class C notes issued in the 2000 and 2001 securitizations for which there is no active market. The 2000 Class C lease-backed note were carried at a value of $3,031,000 as of December 31, 2001 and will not receive any payments of interest or principal until the holders of the Class A and Class B notes are paid in full. Management expects that the principal and interest payments on the 2000 Class C lease-backed notes will be received during the fourth quarter of 2003 and first quarter of 2004. As described above, subsequent to December 31, 2001, an agreement was executed resulting in the transfer of the 2001 Class C lease-backed notes to an unaffiliated third party in consideration for reduction of related debt owed to the purchaser. No gain or loss was recorded in connection with the transfer.

RECENT ACCOUNTING DEVELOPMENTS

     During June 2001, the FASB issued Statement of Financial Accounting Standards SFAS No. 141, Accounting for Business Combinations. This statement requires that all business combinations be accounted for under the purchase method. Use of pooling-of-interest is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. The change in accounting for business combinations should not have a negative impact on Humboldt's ability to realize its current business strategy.

     During June 2001, the FASB issued SFAS No. 142, Accounting for Goodwill and Other Intangible Assets. This statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. This change provides investors with greater transparency regarding the economic value of goodwill and its impact on earnings. The amortization of goodwill ceases upon adoption of the Statement, January 1, 2002. Implementation of accounting for goodwill is not expected to have a material effect on Humboldt's financial position or results of operations. Humboldt adopted the statement on January 1st, 2002 and it did not have a material effect on its financial position.

     As of December 31, 2001, Humboldt had $262 thousand in goodwill, which the company will cease amortizing in compliance with the statement.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Humboldt Bancorp and Subsidiaries:

     We have audited the accompanying consolidated balance sheet of Humboldt Bancorp and Subsidiaries (the Company) as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2000 and for each of the years in the two-year period then ended, prior to their restatement for the 2001 pooling-of-interests transaction described in note 2 to the consolidated financial statements, were audited by other auditors whose report dated January 12, 2001, expressed an unqualified opinion on those financial statements. Separate financial statements of Tehama Bancorp as of December 31, 2000 and for each of the years in the two year period then ended also included in the 2000 and 1999 restated consolidated financial statements were audited by other auditors whose report dated January 26, 2001, expressed an unqualified opinion of those financial statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Humboldt Bancorp and Subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     We also audited the combination of the accompanying consolidated financial statements as of December 31, 2000, and for each of the years in the two-year period then ended, after restatement for the 2001 pooling-of-interests transaction; in our opinion, such consolidated financial statements have been properly combined on the basis described in note 2 of the notes to the consolidated financial statements.

KPMG SIGNATURE

Sacramento, California
January 25, 2002

RICHARDSON & COMPANY
550 Howe Avenue, Suite 210
Sacramento, California 95825
Telephone: (916) 564-8727
FAX: (916) 564-8728

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

                                          /s/ RICHARDSON & COMPANY

January 12, 2001, except for Note X, as to which the date is March 12, 2001

                          INDEPENDENT AUDITOR'S REPORT
The Board of Directors
and Shareholders
Tehama Bancorp and Subsidiary

     We have audited the consolidated balance sheet of Tehama Bancorp and subsidiary as of December 31, 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 2000 prior to the restatement (and, therefore, are not presented herein) for the merger with Humboldt Bancorp on March 9, 2001, which was accounted for as a pooling of interests (see Note 2 to the restated financial statements). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tehama Bancorp and subsidiary as of December 31, 2000, and the consolidated results of their operations and their cash flows for each of the years in the two year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                          /S/ PERRY-SMITH LLP

Sacramento, California
January 26, 2001

                       HUMBOLDT BANCORP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 2001

                                                                 2000         2001
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
                                       ASSETS
Cash and due from banks.....................................   $ 60,127     $ 54,567
Interest-bearing deposits in other banks....................        171          920
Federal funds sold..........................................     13,000           --
Investment securities available-for-sale, at fair value.....    124,372      172,473
Investment securities held-to-maturity (fair value of
  $15,013,000)..............................................     14,867           --
Loans and leases............................................    583,509      664,332
Less: allowance for loan and lease losses...................      8,367        9,765
                                                               --------     --------
          Net loans.........................................    575,142      654,567
Premises and equipment, net.................................     18,723       19,270
Net assets of discontinued operations.......................      7,518        6,669
Accrued interest receivable and other assets................     38,369       49,278
                                                               --------     --------
          TOTAL ASSETS......................................   $852,289     $957,744
                                                               ========     ========

                                     LIABILITIES
Deposits
  Noninterest-bearing.......................................   $163,264     $213,092
  Interest-bearing..........................................    549,543      593,994
                                                               --------     --------
          Total deposits....................................    712,807      807,086
Accrued interest payable and other liabilities..............     13,934       18,122
Borrowed funds..............................................     47,350       45,560
Guaranteed Preferred Beneficial Interests in Company's
  Junior Subordinated Debentures (Trust Preferred
  Securities)...............................................      5,150       20,150
                                                               --------     --------
          TOTAL LIABILITIES.................................    779,241      890,918

                                STOCKHOLDERS' EQUITY
Common stock, no par value; 50,000,000 shares authorized,
  9,352,311 shares in 2000 and 10,460,796 shares in 2001
  issued and outstanding....................................     58,295       67,459
Retained earnings (accumulated deficit).....................     13,681       (1,021)
Accumulated other comprehensive income......................      1,072          388
                                                               --------     --------
          TOTAL STOCKHOLDERS' EQUITY........................     73,048       66,826
                                                               --------     --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........   $852,289     $957,744
                                                               ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       HUMBOLDT BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                               1999      2000       2001
                                                              -------   -------   --------
                                                                 (DOLLARS IN THOUSANDS)
INTEREST INCOME
  Interest and fees on loans and leases.....................  $30,357   $48,562   $ 55,971
  Interest and dividends on investment securities
    Taxable.................................................    5,520     7,440      6,989
    Exempt from Federal income tax..........................    1,487     1,557      1,571
    Dividends...............................................      106       224        136
  Interest on federal funds sold............................    1,691     1,684      1,468
  Interest on deposits in other banks.......................       90        49         30
                                                              -------   -------   --------
      Total Interest Income.................................   39,251    59,516     66,165
INTEREST EXPENSE
  Interest on deposits......................................   13,118    23,154     25,203
  Interest on borrowed funds and other......................      337     1,728      3,138
                                                              -------   -------   --------
      Total Interest Expense................................   13,455    24,882     28,341
                                                              -------   -------   --------
         NET INTEREST INCOME................................   25,796    34,634     37,824
  Provision for loan and lease losses.......................    2,371     2,535      2,903
                                                              -------   -------   --------
         NET INTEREST INCOME AFTER PROVISION FOR LOAN AND
       LEASE LOSSES.........................................   23,425    32,099     34,921
OTHER INCOME
  Fees and other income.....................................   14,822    17,104     23,078
  Service charges on deposit accounts.......................    3,188     5,186      5,174
  Net gain on sale of loans.................................      877       691      1,269
  Net investment securities (loss) gain.....................     (226)     (117)       206
                                                              -------   -------   --------
      Total Other Income....................................   18,661    22,864     29,727
OTHER EXPENSES
  Salaries and employee benefits............................   16,156    20,803     24,015
  Net occupancy and equipment expense.......................    4,101     5,039      5,875
  Merger Related Items......................................       --        --      3,531
  Other expenses............................................   12,789    14,782     18,856
                                                              -------   -------   --------
      Total Other Expenses..................................   33,046    40,624     52,277
                                                              -------   -------   --------
      Income Before Income Taxes............................    9,040    14,339     12,371
  Provision for income taxes................................    3,080     4,737      4,351
                                                              -------   -------   --------
  NET INCOME CONTINUING OPERATIONS..........................    5,960     9,602      8,020
                                                              -------   -------   --------
DISCONTINUED OPERATIONS
  Income (loss) from discontinued operations, net of tax....      894        (7)        --
  Loss on disposal of discontinued operations, net of tax...       --        --    (13,994)
                                                              -------   -------   --------
         NET INCOME (LOSS)..................................  $ 6,854   $ 9,595   $ (5,974)
                                                              =======   =======   ========
EARNINGS (LOSS) PER SHARE -- BASIC:
  Continuing Operations.....................................  $  0.65   $  0.96   $   0.77
  Discontinued Operations...................................     0.09        --      (1.35)
                                                              -------   -------   --------
  Net income (loss).........................................  $  0.74   $  0.96   $  (0.58)
                                                              =======   =======   ========
EARNINGS (LOSS) PER SHARE -- DILUTED:
  Continuing Operations.....................................  $  0.61   $  0.90   $   0.74
  Discontinued Operations...................................     0.09        --      (1.29)
                                                              -------   -------   --------
  Net income (loss).........................................  $  0.70   $  0.90   $  (0.55)
                                                              =======   =======   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       HUMBOLDT BANCORP AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001

                                                                                               ACCUMULATED
                                                                COMMON STOCK                      OTHER
                                            COMPREHENSIVE   --------------------   RETAINED   COMPREHENSIVE
                                               INCOME         SHARES     AMOUNT    EARNINGS      INCOME        TOTAL
                                            -------------   ----------   -------   --------   -------------   -------
                                                                     (DOLLARS IN THOUSANDS)
BALANCE AT JANUARY 1, 1999................                   7,437,914   $38,701   $ 6,393       $   465      $45,559
Fractional Shares and Cash Dividends......                                            (858)                      (858)
Sale of Stock and Stock Dividends.........                     457,276     4,057    (2,223)                     1,834
Retirement of Stock.......................                     (33,164)     (237)                                (237)
Stock Options exercised and related tax
  benefit.................................                     214,498     1,297                                1,297
Comprehensive income:
Net Income................................     $ 6,854                               6,854                      6,854
  Other comprehensive loss, net of tax:
  Unrealized holding losses on securities
    available for sale arising during the
    year, net of taxes of $1140 and
    reclassification adjustments..........      (1,672)                                           (1,672)      (1,672)
                                               -------      ----------   -------   -------       -------      -------
Total Comprehensive Income................     $ 5,182
                                               =======
BALANCE AT DECEMBER 31, 1999..............                   8,076,524   $43,818   $10,166       $(1,207)     $52,777
10% stock dividend........................                     472,879     6,018    (6,018)                        --
Fractional shares purchased...............                                              (7)                        (7)
Sale of stock, net of issuance costs of
  $691....................................                     640,000     7,309                                7,309
Directors fee, stock options exercised and
  related tax benefit.....................                     115,934       582                                  582
Silverado stock issuance and related stock
  dividend................................                      46,974       568       (55)                       513
Comprehensive income:
Net Income................................     $ 9,595                               9,595                      9,595
  Other comprehensive loss, net of tax:
  Unrealized holding gains on securities
    available-for-sale arising during the
    year, net of taxes of $1,491 and
    reclassification adjustments..........       2,279                                             2,279        2,279
                                               -------      ----------   -------   -------       -------      -------
Total Comprehensive Income................     $11,874
                                               =======
BALANCE AT DECEMBER 31, 2000..............                   9,352,311   $58,295   $13,681       $ 1,072      $73,048
10% Stock Dividend........................                     938,374   $ 8,719   $(8,719)
Dissenters Payments.......................                     (18,133)     (220)                                (220)
Fractional shares purchased...............                                              (9)                        (9)
Restricted stock awards...................                       1,385        13                                   13
Directors fee, stock options exercised and
  related tax benefit.....................                     186,859       652                                  652
Comprehensive income:
Net (Loss)................................     $(5,974)                             (5,974)                    (5,974)
  Other comprehensive loss, net of tax:
  Unrealized holding (losses) on
    securities available-for-sale arising
    during the year net of taxes of $369
    and reclassifications adjustments.....        (684)                                             (684)        (684)
                                               -------      ----------   -------   -------       -------      -------
Total Comprehensive (loss)................     $(6,658)     10,460,796   $67,459   $(1,021)      $   388      $66,826
                                               =======      ==========   =======   =======       =======      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                       HUMBOLDT BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                1999        2000        2001
                                                              ---------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net income (loss).........................................  $   6,854   $   9,595   $  (5,974)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Discontinued Operations -- BFS..........................       (894)          7      13,994
    Provision for loan and lease losses.....................      2,371       2,535       2,903
    Depreciation and Amortization...........................      2,887       2,642       4,087
    Loss (gain) on sale of investments......................        226        (117)       (206)
    Loss (gain) on sale of and provision for losses on
      foreclosed real estate................................         35         (17)         --
    Decrease in loans held for sale.........................      5,482       1,822         373
    Increase in interest receivable and other assets........     (2,667)    (10,292)    (12,820)
    Increase in interest payable and other liabilities......      1,961       1,509       4,188
                                                              ---------   ---------   ---------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES...     16,255       7,684       6,545
INVESTING ACTIVITIES
  Net (increase) decrease in interest-bearing deposits with
    banks...................................................      3,000        (151)       (749)
  Net (increase) decrease in federal funds sold.............    (19,125)     14,875      13,000
  Proceeds from maturities and sales of investment
    securities available-for-sale...........................     81,800      38,247      63,645
  Proceeds from maturities of investment securities
    held-to-maturity........................................      2,123       1,617      14,707
  Purchases of investment securities available-for-sale.....   (115,822)    (18,771)   (111,318)
  Purchases of investment securities held-to-maturity.......       (996)     (4,776)       (465)
  Net increase in loans and leases..........................    (70,616)   (105,287)    (82,701)
  Purchases of premises and equipment.......................     (3,396)     (8,367)     (3,999)
  Investment in partnerships/leasing company................     (1,242)     (2,000)    (13,145)
  Purchases of other real estate............................        (15)        (15)         --
  Purchase of life insurance policies.......................       (380)         --          --
  Proceeds from the sale of foreclosed real estate and other
    assets..................................................        466       1,051         995
  Net cash paid in acquisition of subsidiary................         --     (10,923)         --
  Premium paid on deposits purchased........................     (2,355)         --          --
                                                              ---------   ---------   ---------
      NET CASH USED BY INVESTING ACTIVITIES.................   (126,558)    (94,500)   (120,030)
FINANCING ACTIVITIES
  Net increase in deposit accounts..........................    101,789      47,730      94,279
  Net proceeds from borrowings..............................      4,100      38,906      10,224
  Payments on borrowings....................................        (86)     (1,791)    (12,014)
  Payment of Cash Dividends.................................       (853)         --          --
  Retirement of Common Stock................................       (237)         --          --
  Proceeds from issuance of Trust Preferred Securities......         --       5,150      15,000
  Proceeds from issuance of common stock....................      2,702       8,459         665
  Dissenters Payments.......................................         --          --        (220)
  Fractional shares purchased...............................         (4)         (7)         (9)
                                                              ---------   ---------   ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES.............    107,411      98,447     107,925
                                                              ---------   ---------   ---------
        NET (DECREASE) INCREASE IN CASH AND DUE FROM
          BANKS.............................................     (2,892)     11,631      (5,560)
Cash and due from banks at beginning of year................     51,388      48,496      60,127
                                                              ---------   ---------   ---------
CASH AND DUE FROM BANKS AT END OF YEAR......................  $  48,496   $  60,127   $  54,567
                                                              =========   =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest................................................  $  13,097   $  24,470   $  28,596
    Income taxes............................................      2,991       7,586       4,541
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
  Stock dividend............................................  $   4,057   $   6,073   $   8,719
  Net change in unrealized gains on securities
    available-for-sale......................................     (2,812)      3,770       1,053
  Net change in deferred income taxes on unrealized gains on
    securities available-for-sale and swap instruments......      1,140      (1,491)       (369)
  Loans transferred to foreclosed real estate...............        337         327         480
  Loans issued to facilitate the sale of foreclosed real
    estate..................................................         --         727          --
  Other Assets acquired through foreclosure of consumer
    loans...................................................         74         176         273
Acquisition of Subsidiary
  Federal funds sold........................................              $   6,500
  Securities available-for-sale.............................                    447
  Loans, net................................................                105,885
  Other real estate owned...................................                  1,972
  Accrued interest receivable and other assets..............                  1,276
  Deposits..................................................                (97,979)
  Borrowed funds............................................                 (3,000)
  Interest payable and other liabilities....................                 (4,178)
                                                              ---------   ---------   ---------
                                                                          $  10,923
                                                              =========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                       HUMBOLDT BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

     Business: Humboldt Bancorp ("Humboldt") is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, Humboldt Bank, Capitol Valley Bank, Capitol Thrift & Loan and Tehama Bank (collectively, "Banks"). Humboldt and the Banks are subject to regulation, supervision and regular examination by the Federal Reserve Bank, the California Department of Financial Institutions and the Federal Deposit Insurance Corporation. The regulations of these agencies govern most aspects of the Banks' business. The accounting and reporting policies of Humboldt Bancorp and Subsidiaries conform with generally accepted accounting principles.

     Principles of Consolidation: The consolidated financial statements include the accounts of Humboldt and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

     Nature of Operations: The Banks provide general commercial banking services at 25 locations, generally located throughout Northern California. These banking services include accepting deposit accounts (demand, time and savings), and making secured and unsecured loans to businesses and individuals. Other significant business operations of Humboldt include merchant credit card transaction processing for businesses throughout the United States and automated teller machine (ATM) funding activities by sponsoring non-bank companies who maintain ATM machines throughout the United States.

     Significant Management Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For the Bank, the significant accounting estimate is the allowance for loan losses. See "Allowance for Loan and Lease Losses" below.

     Investment Securities: Securities are classified as held-to-maturity if Humboldt has both the intent and ability to hold those debt securities to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives.

     Securities are classified as available-for-sale if Humboldt intends to hold those debt securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available-for-sale are carried at fair value. Unrealized holding gains or losses are included in other comprehensive income as a separate component of stockholders' equity, net of tax. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Unrealized losses due to fluctuations in fair value of securities held to maturity or available for sale, are recognized through earnings when it is determined that a permanent decline in value has occurred. Humboldt did not have any securities classified as trading securities during 1999, 2000 or 2001. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

     Loans and Leases Held for Sale: Humboldt sells or transfers mortgage loans, the guaranteed portion of Small Business Administration
("SBA") -- guaranteed loans and loan participations (with servicing retained) for cash proceeds equal to the principal amount of loans, participation or leases with yield rates to the investor based upon the current market rates. Transfers of mortgage loans held for sale in which Humboldt surrenders control over those loans are accounted for as a sale to the extent that consideration other than beneficial interests in the transferred loans is received in exchange. Humboldt records an asset representing the right to service loans for others when it sells a loan and retains the servicing rights. The carrying value of

                       HUMBOLDT BANCORP AND SUBSIDIARIES
loans is allocated between the loan and the servicing rights, based on their relative fair values. Fair value of servicing rights is estimated by discounting estimated future cash flows from servicing using discount rates that approximate current market rates and using estimated prepayment rates. The servicing rights are carried at the lower of cost or market and are amortized in proportion to, and over the period of, the estimated net servicing income, assuming prepayments. Humboldt's loan servicing portfolio totaled $164 million, $199 million, and $243 million, at December 31, 1999, 2000, and 2001, respectively.

     For purposes of evaluating and measuring impairment, servicing rights are stratified based on the underlying loan type and note rate and compared to a valuation model based on a discounted cash flow methodology, current prepayment speeds and market discount rate. Any impairment is measured as the amount by which the carrying value of servicing rights for a stratum exceeds its fair value.

     A premium over the adjusted carrying value is received upon the sale of the guaranteed portion of an SBA loan. Humboldt's investment in an SBA loan is allocated among the sold and retained portions of the loan based on the relative fair value of each portion at the time of loan origination, adjusted for payments and other activities. Because the portion retained does not carry an SBA guarantee, part of the gain recognized on the sold portion of the loan may be deferred and amortized as a yield enhancement on the retained portion in order to obtain a market equivalent yield.

     Loans and leases held for sale are recorded at the lower of cost or market determined on an aggregate basis. The amount of loans held for sale as of December 31, 2000 and 2001 was $373,000 and none, respectively.

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

     Allowance for Loan and Lease Losses: The allowance is maintained at a level, which, in the opinion of management, is adequate to absorb probable losses inherent in the loan portfolio, including credit card receivables and lease portfolios. Management determines the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and leases and other pertinent factors. The allowance is based on estimates, and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Loans and leases deemed uncollectible are charged to the allowance. Credit card receivables are charged to the allowance when they become 120 days past due. Provisions for losses and recoveries on loans and leases previously charged off are added to the allowance.

     Loans are considered impaired, based on current information and events, if it is probable that Humboldt will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Allowances on impaired loans are established based on the present value of expected future cash flows discounted at the loans effective interest rate or for collateral-dependent loans, on the fair value of the collateral. Cash receipts on impaired loans are used to reduce principal.

     Income Recognition on Impaired and Nonaccrual Loans and Leases: Loans and leases, including impaired loans and leases, are classified as nonaccrual if collection of principal or interest is considered doubtful, generally if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans and leases are well-secured and in the process of collection. If a loan or lease or

                       HUMBOLDT BANCORP AND SUBSIDIARIES
a portion of a loan or lease is classified as doubtful or is partially charged off, the loan or lease is classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

     Loans and leases may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are brought fully current, and there is a sustained period of repayment performance by the borrower, in accordance with the contractual terms of interest and principal.

     While a loan or lease is classified as nonaccrual and the future collectibility of the recorded balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. Uncollected accrued interest on nonaccrual loans is reversed against interest income. When the future collectibility of the recorded balance is expected, interest income may be recognized on a cash basis.

     Merchant Card Banking: Merchant Bankcard revenue is based on the volume of transactions processed and is recorded on a cash basis.

     Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed by the straight-line method over the estimated useful lives of the related assets. The useful lives of buildings and improvements are estimated to be fifteen to thirty years. The useful lives of furniture, fixtures and equipment are estimated to be three to ten years. Leasehold improvements are amortized over the life of the related lease, or the life of the asset, whichever is shorter. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to expense as incurred.

     Other Real Estate Owned: Other real estate owned represents real estate which Humboldt has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the lower of the carrying amount or fair value less costs to sell, which becomes the property's new basis. Any write-downs based on the asset's fair value at date of acquisition are charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of their new cost basis or fair value minus estimated costs to sell. Revenue and expenses from operations and subsequent adjustments to the carrying amount of the property are included in income (loss) on other real estate owned.

     In some instances, Humboldt makes loans to facilitate the sales of other real estate owned. Management reviews all sales for which it is the lending institution for compliance with sales treatment under provisions established by SFAS No. 66, Accounting for Sales of Real Estate.

     Intangible Assets: Core deposit intangibles, which represent the net present value of the future economic benefits related to purchased deposits, are amortized on a straight-line basis over periods ranging from eight to ten years. Humboldt carried $2.9 million and $2.3 million in core deposit intangibles in other assets as of December 31, 2000 and 2001 respectively. Other intangibles related to purchased merchant credit card relationships are amortized over the expected life of the contract, which does not exceed four years.

     During June 2001, the FASB issued SFAS No. 142, Accounting for Goodwill and Other Intangible Assets. This statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement on January 1, 2002. Humboldt adopted the statement on January 1st, 2002 and it did not have a material effect on its financial position.

     As of December 31, 2001, Humboldt had $262 thousand in goodwill, which the company will cease amortizing in compliance with the statement.

                       HUMBOLDT BANCORP AND SUBSIDIARIES

     Derivative Financial Instruments: On January 1, 2001, Humboldt adopted Statement of Financial Standards Board (FASB) No. 133, Accounting for Derivatives and Hedging Activities and FASB Statement No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133. All derivative instruments (including certain derivative instrument's embedded in other contracts) are recognized in the consolidated balance sheet at fair value. FASB 133 dictates that the accounting treatment for gains or losses from changes in the derivative instrument's fair value is contingent on whether the derivative instrument qualifies as a hedge under the accounting standard. On the date Humboldt enters into a derivative contract, Humboldt designates the derivative instruments as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge) or (3) hedge for trading, customer accommodation or not qualifying for hedge accounting (free-standing derivative instruments). For a fair value hedge, changes in the far value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period net income. For a cash flow hedge, changes in the fair value of the derivative instrument to the extent that it is effective are recorded in other comprehensive income, net of tax, within shareholders' equity and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts net income. For free-standing derivative instruments, changes in the fair values are reported in current period net income. Humboldt formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking any hedge transaction. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. Humboldt also formally assesses both at the inception of the hedge and on an ongoing basis, whether the derivative instruments used are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued. There was no effect related to adoption as of January 1, 2001.

     Investments in Limited Partnerships: Humboldt owns approximately 99% interests in two limited partnerships that own and operate affordable housing projects. Investment in these projects serves as an element of Humboldt's compliance with the Community Reinvestment Act and Humboldt receives tax benefits in the form of deductions for operating losses and tax credits. The tax credits may be used to reduce taxes currently payable or may be carried back one year or forward twenty years to recapture or reduce taxes. Bancorp uses the equity method of accounting for the partnerships' operating results and tax credits are recorded in the years they became available to reduce income taxes.

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

     Earnings Per Share: Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock dividends and splits. Diluted earnings per share is computed similar to basic earnings per share except that the

                       HUMBOLDT BANCORP AND SUBSIDIARIES
denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Included in the denominator is the dilutive effect of stock options computed under the treasury stock method.

     Off-Balance-Sheet Financial Instruments: In the ordinary course of business, Humboldt issues commitments to extend credit, commitments under credit card arrangements and standby letters of credit. Cash and Equivalents: For the purpose of presentation in the consolidated Statement of Cash Flows, cash and cash equivalents include cash, balances due from banks and certificates of deposit with maturity dates of 90 days or less. Cash and due from banks include amounts the Banks are required to maintain to meet certain average reserve and compensating balance requirements of the Federal Reserve. The total requirements at December 31, 2000 and 2001 were $12,869,000 and $13,128,000 respectively.

     Stock-Based Compensation: Humboldt has various stock-based compensation plans that authorize the granting of stock options, restricted stock and other stock-based awards to eligible employees and directors. These plans are accounted for under the intrinsic value method as prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees. Included in Note 17 are the pro forma disclosures required by SFAS No. 123, Accounting for Stock-Based Compensation, which assumes the fair value method of accounting had been adopted.

NOTE 2 -- MERGERS & ACQUISITIONS

     Effective March 9, 2001, Humboldt acquired, for 3.73 million shares of its common stock and approximately $220,000 in cash, all of the outstanding common stock of Tehama Bancorp ("Tehama"), a one-bank holding company, based in Red Bluff, California. Each share of Tehama common stock was converted into and exchanged for 1.775 shares of Humboldt common stock. The cash consideration paid was to Tehama shareholders that exercised their dissenters' rights. This merger was accounted for as a pooling of interests and, accordingly, all financial information contained in this Report is has been restated to reflect the combination of Humboldt and Tehama for all periods presented.

     The following is a reconciliation of the amounts of net interest income and net earnings previously reported with the restated amounts (in thousands):

                                                               1999      2000
                                                              -------   ------
NET INTEREST INCOME
As reported.................................................  $16,895   24,970
Tehama......................................................    8,901    9,664
                                                              -------   ------
As restated.................................................  $25,796   34,634
                                                              =======   ======
NET INCOME
As reported.................................................  $ 4,607    6,855
Tehama......................................................    2,247    2,740
                                                              -------   ------
As restated.................................................  $ 6,854    9,595
                                                              =======   ======

                       HUMBOLDT BANCORP AND SUBSIDIARIES

     Humboldt recorded operating expenses related to the merger and integration of Tehama in the amount of $3,531,000 on a pre-tax basis. The following table presents the major components of merger-related expenses (dollars in thousands):

Severance & related.........................................   $  655
Professional fees...........................................    1,664
Fixed asset depreciation....................................      441
System conversions..........................................      262
Other.......................................................      509
                                                               ------
  Total.....................................................   $3,531
                                                               ======

     Of the total merger-related expenses, $3,312,000 was paid in the form of cash as of December 31, 2001. As of that date, the remaining balance of $219,000 was recorded as an accrued liability for remaining expected merger related expenses.

     On April 7, 2000, Humboldt acquired Capitol Thrift & Loan for approximately $11.9 million in cash and a contingent obligation agreement totaling $4.6 million due January 30, 2002. Under the terms of the agreement, the repayment of principal was contingent upon performance of the Capitol Thrift & Loan loan portfolio. The contingent liability holders were paid $4.6 million in cash in full satisfaction of the contingency liability on January 30, 2002. This final payment resulted in the elimination of negative goodwill in the amount of approximately $1.2 million and the creation of a goodwill asset in the amount of $3.4 million.

     In September 1999, Humboldt acquired all of the outstanding shares of Silverado Merger Corporation for 54,452 shares of Humboldt restricted common stock for $9.91 per share and warrants to purchase up to 108,900 shares of Humboldt common stock for $11.36 per share. The 54,452 shares of common stock were issued in December 2000. The warrants to purchase up to 108,900 shares of common stock for $11.36 per share will become exercisable if Capitol Valley Bank achieves certain business objectives, if Capitol Valley Bank is sold or if Capitol Valley Bank is consolidated into another one of Humboldt's bank subsidiaries. As of December 31, 2001, warrants to purchase 72,600 shares were exercisable.

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

NOTE 3 -- DISCONTINUED OPERATIONS

     Bancorp Financial Services, Inc. ("BFS") was originally capitalized in 1996 with $2,000,000 contributions from both Humboldt Bancorp and Tehama Bancorp. Upon the completion of the Tehama Bancorp merger in March 2001, Humboldt became the sole shareholder of BFS. During the first quarter of 2001, Humboldt's Board of Directors completed a strategic review of BFS, which principally acquired and serviced small ticket leases on a nationwide basis. This review was initiated in response to a number of factors, including the increased regulatory burden associated with BFS being a wholly owned subsidiary after completion of the Tehama Bancorp merger, future capital needs of BFS to support its growth and reliance upon the lease-backed securities market for liquidity. As a result of this review, Humboldt adopted a plan to discontinue the operations of BFS by sale of the company and engaged an investment banking firm to facilitate the sale during the first quarter of 2001. A valuation reserve of $700,000, net of tax, was recorded during the first quarter of 2001 based on an estimate of the value of BFS as a going concern. The operating results of BFS are included, net of tax, in the income statement as income (loss) from discontinued operations.

                       HUMBOLDT BANCORP AND SUBSIDIARIES

     During the second quarter of 2001 Humboldt was notified by the investment banker that the prospects for the sale of BFS as a going concern were unlikely. In response, Humboldt adopted a plan to wind-down the operations of BFS in an orderly manner. This plan included the immediate termination of all lease and loan acquisition activities. In connection with the wind-down plan, Humboldt recognized a loss on discontinued operations, net of tax, of $13.5 million during the second quarter of 2001.

     The following is a summary of the major components of the wind-down charge (dollars in thousands):

Write-off of retained interests/servicing assets............  $11,798
Provision for lease/loan losses.............................    4,679
Lease/loan market value adjustments.........................    1,580
Professional fees...........................................      470
Other.......................................................    1,315
Tax Effect..................................................   (5,848)
                                                              -------
  Total wind-down expense...................................  $13,994
                                                              =======

     During the third quarter BFS sold approximately $5,800,000 of lease receivables to an unrelated third party and paid down a like amount of bank debt. Since a valuation reserve was provided during the second quarter, there was no gain or loss recorded on the sale. Humboldt Bancorp agreed to guarantee certain representations and warranties with respect to the underlying leases subject to the sale. In addition, the servicing responsibilities of BFS for approximately 5,400 leases under certain securitization servicing agreements were transferred to a third party effective August 31, 2001. This servicing transfer permitted BFS to relocate to a smaller facility and significantly reduce staff levels.

     As of December 31, 2001, BFS had total assets of $7,577,000, which included cash of $1,634,000, lease receivables of $1,085,000, lease-backed notes of $4,143,000, deferred tax assets of $600,000 and other assets of $115,000. Total liabilities as of December 31, 2001 were $8,992,000 and included, non-bank secured borrowings of $5,960,000, security deposits of $1,242,000, lease and loan payment servicing liabilities of $866,000, wind down accruals of $800,000 and other liabilities of $124,000.

     In addition to the assets of BFS, certain assets of Humboldt Bancorp which were acquired from or on behalf of BFS were included as assets related to discontinued operations. During the fourth quarter of 2001, Humboldt Bancorp agreed to assume certain debt of BFS, which was previously guaranteed, in exchange for ownership of approximately $7,000,000 of automobile loans that secured the borrowing. In addition, Humboldt Bancorp agreed to repurchase approximately $2,000,000 of automobile loan contracts that were originated by BFS and sold to an unaffiliated financial institution during the fourth quarter of 2001. These loans had a valuation allowance of approximately $1,000,000.

     As of December 31, 2001, Humboldt Bancorp had net automobile loans acquired from BFS and repurchased from third parties of approximately $9,000,000. Subsequent to December 31, 2001, Humboldt Bancorp completed the sale of the loans and certain balances previously charged off to a third party. The valuation reserve carried by Humboldt Bancorp against the automobile loans was sufficient so that no material gain or loss was recorded as a result of the sale.

     As of December 31, 2001 BFS had borrowings from two unrelated non-bank lenders totaling $5,960,000. Neither of these two borrowings is guaranteed by Humboldt Bancorp. One of the borrowings was originally structured as a loan to an unconsolidated, bankruptcy-remote subsidiary of BFS as a commercial paper conduit facility for funding the acquisition of lease contracts. This facility matured on March 31, 2001 and has not been extended. As of December 31, 2001, the balance outstanding on this loan is $884,000, a reduction of approximately $3,575,000 from June 30, 2001. The reduction in the balance is due to the scheduled repayments received on the underlying lease collateral of approximately $475,000 and the repurchase of

                       HUMBOLDT BANCORP AND SUBSIDIARIES
approximately $3,100,000 of underlying leases at par value that did not meet certain eligibility requirements. The leases repurchased by BFS were resold the same day to an unrelated third party. BFS did not incur any loss on this sale since a market valuation reserve was established during the second quarter.

     The second non-bank borrowing was obtained in February 2001 in connection with the issuance of term leased-backed notes. The placement agent was able to place approximately $4,600,000 million of the Class C leased-backed notes with a non-affiliated investor; however, due to certain restrictions contained in the indenture, the transaction had to be structured as a secured borrowing. The result of the transaction on the balance sheet of BFS was the establishment of an asset for the Class C leased-backed notes and a related liability for $4,600,000. This secured borrowing agreement also contained a provision whereby BFS was permitted, for a certain period of time, to retain the monthly principal and interest cash flows received on the leased-backed notes. These retained cash flows were converted to a subordinated note secured by retained interest assets of BFS. The principal portion of the cash flows were applied to reduce the $4,600,000 million liability and along with the interest portion were added to the subordinated debt. As of December 31, 2001 the Class C secured borrowing totaled $3,911,000 and the subordinated borrowing totaled $1,165,000.

     Subsequent to December 31, 2001, BFS and the non-affiliated investor executed an agreement whereby the investor took certain actions that permitted the transfer of ownership of the Class C leased-backed notes to an unrelated third party in satisfaction of the $3,911,000 of related debt. This agreement also provided for the transfer of the $1,165,000 to a new subordinated loan in favor of the third party. This new subordinated loan will bear interest at 12% compounded annually, with repayment of principal and interest tied solely to the receipt, if any, of cash flows from retained interest cash flows received by BFS in the future.

     During the second quarter of 2001, Humboldt guaranteed BFS borrowings from two commercial banks in consideration for modification of the loan terms and elimination of financial covenants. During the fourth quarter of 2001, Humboldt assumed the debt directly related to the financing of certain automobile loans contracts in the amount of $6,400,000 and a deficiency balance related to a loan that was previously secured by lease contracts for $300,000. Subsequent to December 31, 2001, Humboldt sold the automobile loan contracts securing the one loan, and the proceeds were used to pay the loan in full. Additional information on these borrowings is included in Note 9.

     Humboldt and BFS established accruals for expected costs related to the wind-down during the second quarter of 2001. As of December 31, 2001, the remaining balance of the wind-down accrual was approximately $800,000. This accrual includes severance, operating costs and certain professional fees. Management believes the accrual for wind-down expenses is sufficient to cover the remaining wind-down costs.

     The final disposal of the remaining assets of BFS is expected to be substantially completed by March 31, 2002. Management is in the process of marketing the remaining lease receivables and the previously charged-off lease receivables.

     In conducting its business, BFS formed three subsidiaries that are considered "Special Purpose Entities" or "SPEs." These subsidiaries were formed in accordance with legal requirements and were, at formation, not subject to consolidation on the financial statements of BFS.

                       HUMBOLDT BANCORP AND SUBSIDIARIES

SUBSIDIARY NAME                                                   PRIMARY PURPOSE
---------------                                                   ---------------
BFS Funding Corporation......................  Issuance of lease-backed notes funded by a commercial paper conduit. The line of credit from the commercial
                                               paper conduit was not renewed upon maturity in March
                                               2001 and the subsidiary's assets and related debt were
                                               reconsolidated on to the balance sheet of BFS.
BFS Funding Company, LLC.....................  Issuance of $75,000,000 of term lease-backed notes to institutional investors in March 2000.
BFS Funding Company II, LLC..................  Issuance of $60,058,000 of term lease-backed notes to institutional investors in February 2001.

     BFS Funding Company, LLC and BFS Funding Company II, LLC are considered "qualifying" SPEs under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

     All retained interest assets related to the lease-backed notes issued by BFS Funding Company LLC and BFS Funding Company II, LLC were written off during the second quarter of 2001. At December 31, 2001, Humboldt Bancorp owned the Class C notes issued in the 2000 and 2001 securitizations for which there is no active market. The 2000 Class C lease-backed note were carried at a value of $3,031,000 as of December 31, 2001 and will not receive any payments of interest or principal until the holders of the Class A and Class B notes are paid in full. Management expects that the principal and interest payments on the 2000 Class C lease-backed notes will be received during the fourth quarter of 2003 and first quarter of 2004. As described above, subsequent to December 31, 2001, an agreement was executed resulting in the transfer of the 2001 Class C lease-backed notes to an unaffiliated third party in consideration for reduction of related debt owed to the purchaser. No gain or loss was recorded in connection with the transfer.

                       HUMBOLDT BANCORP AND SUBSIDIARIES

NOTE 4 -- INVESTMENT SECURITIES

     The amortized cost of investment securities and their approximate fair values at December 31 were as follows (dollars in thousands):

                                                     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                       COST        GAINS        LOSSES      VALUE
                                                     ---------   ----------   ----------   --------
December 31, 2000:
Available-for-sale
  U.S. Government and agency securities............  $ 12,018      $    9       $ (47)     $ 11,980
  Obligations of political subdivisions............    22,196       1,058          (5)       23,249
  Collateralized mortgage obligations issued by US
     government agencies...........................    54,116         288         (50)       54,354
  Mortgage-backed securities.......................    22,404         343        (150)       22,597
  Other asset-backed securities....................    11,164         297                    11,461
  Equity securities................................       731          --          --           731
                                                     --------      ------       -----      --------
          Total available-for-sale.................  $122,629      $1,995       $(252)     $124,372
                                                     ========      ======       =====      ========
Held-to-maturity
  Obligations of political subdivisions............  $ 11,183      $  171       $ (25)     $ 11,329
  Lease-backed notes...............................     3,684          --          --         3,684
                                                     --------      ------       -----      --------
          Total held-to-maturity...................  $ 14,867      $  171       $ (25)     $ 15,013
                                                     ========      ======       =====      ========
December 31, 2001:
Available-for-sale
  U.S. Government and agency securities............  $  2,772      $   40          --      $  2,812
  Obligations of political subdivisions............    29,272         910          --        30,182
  Collateralized mortgage obligations issued by US
     government agencies...........................   116,553          --       $(308)      116,245
  Mortgage-backed securities.......................    14,285         186          --        14,471
  Other asset-backed securities....................     7,500          --        (312)        7,188
  Equity securities................................     1,575          --          --         1,575
                                                     --------      ------       -----      --------
          Total available-for-sale.................  $171,957      $1,136       $(620)     $172,473
                                                     ========      ======       =====      ========

                                                          AVAILABLE-FOR-SALE    HELD-TO-MATURITY
                                                         --------------------   -----------------
                                                         AMORTIZED     FAIR     AMORTIZED   FAIR
                                                           COST       VALUE       COST      VALUE
                                                         ---------   --------   ---------   -----
Amounts maturing in:
  Three months or less.................................  $  2,376    $  2,386       --        --
  Over three months through twelve months..............    22,594      22,978       --        --
  After one year through three years...................    41,496      42,124       --        --
  After three years through five years.................    56,290      55,575       --        --
  After five years through fifteen years...............    40,695      41,166       --        --
  After fifteen years..................................     6,931       6,669     $625      $625
  Equity securities....................................       950         950       --        --
                                                         --------    --------     ----      ----
                                                         $171,332    $171,848     $625      $625
                                                         ========    ========     ====      ====

                       HUMBOLDT BANCORP AND SUBSIDIARIES

     The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by average life in the preceding table. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

     Proceeds from sales of investment securities available-for-sale during 1999, 2000 and 2001 were $11,491,000, $17,835,000, and $52,707,000 respectively.
Gross gains and losses on those sales were $41,000 and $267,000 in 1999 $64,000 and $181,000 in 2000 and $501,000 and $295,000 in 2001.

     Investment securities with an amortized cost of approximately $2,012,000 and $2,025,000 and an approximate market value of $2,011,000 and $2,062,000 at December 31, 2000 and 2001, respectively, were pledged to meet the requirements of the Federal Reserve and the U. S. Department of Justice. In addition, investment securities with an amortized cost of approximately $20,615,000 and $19,474,000 and an approximate market value of $20,726,000 and $19,786,000 at December 31, 2000 and 2001, respectively, were pledged to secure public deposits. Furthermore, investment securities with an amortized cost of approximately $51,794,000 and $50,099,000 and an approximate market value of $52,061,000 and $50,818,000 at December 31, 2000 and 2001, respectively, were pledged as collateral for an advances from the Federal Home Loan Bank. In addition, investment securities with an amortized cost of approximately $23,610,000 and $16,321,000 and an approximate market value of $23,768,000 and $16,753,000 at December 31, 2000 and 2001, respectively, were pledged to Visa and MasterCard to secure the full performance of all of Humboldt's payment obligations to Visa and MasterCard in connection with Humboldt's Visa and MasterCard membership.

NOTE 5 -- LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

     The components of loans and leases in the balance sheet were as follows at December 31 (dollars in thousands):

                                                                2000       2001
                                                              --------   --------
Real estate -- construction and land development............  $ 43,597   $ 65,021
Real estate -- commercial and agricultural..................   273,047    319,771
Real estate -- family and multifamily residential...........   108,411    109,559
Commercial, industrial and agricultural.....................    80,508    103,421
Leases......................................................    15,818      4,633
Installment and Other.......................................    63,805     64,394
                                                              --------   --------
                                                               585,186    666,799
Unearned Premiums (Discounts)...............................      (204)        (6)
  Deferred loan fees........................................    (1,473)    (2,461)
                                                              --------   --------
                                                              $583,509   $664,332
                                                              ========   ========

     At December 31, 2000, the recorded investment in loans for which impairment had been recognized totaled $927,000, with a corresponding valuation allowance of $215,000. At December 31, 2001, the recorded investment in loans for which impairment had been recognized in accordance with Statement No. 114 totaled $1,374,000, with a corresponding valuation allowance of $344,000. For the years ended December 31, 1999, 2000 and 2001, the average recorded investment in impaired loans was approximately $1,569,000, $1,103, 000 and $1,014,000, respectively. In 1999, 2000 and 2001, Humboldt recognized $ 3,000, $44,000 and $56,000, respectively, of interest on impaired loans (during the portion of the year that they were impaired), all of which was recognized on the cash basis. Nonaccrual loans totaled $1.4 million, and $2.9 million at December 31, 2000, and 2001 respectively.

                       HUMBOLDT BANCORP AND SUBSIDIARIES

     An analysis of the changes in the allowance for loan and lease losses is as follows for the years ended December 31 (dollars in thousands):

                                                               1999      2000      2001
                                                              -------   -------   -------
Beginning balance...........................................  $ 5,136   $ 5,502   $ 8,367
Provision for loan and lease losses.........................    2,371     2,535     2,903
Allowance of entities acquired through mergers accounted for
  under the purchase accounting method......................       --     2,000        --
Losses Charged to Allowance.................................   (2,515)   (1,918)   (1,917)
Recoveries..................................................      510       248       412
                                                              -------   -------   -------
Ending balance..............................................  $ 5,502   $ 8,367   $ 9,765
                                                              =======   =======   =======

NOTE 6 -- PREMISES AND EQUIPMENT

     Components of premises and equipment included the following at December 31 (dollars in thousands):

                                                               2000      2001
                                                              -------   -------
Land........................................................  $ 2,466   $ 2,466
Buildings and improvements..................................   12,787    13,110
Furniture, fixtures and equipment...........................    8,622    12,080
Leasehold improvements......................................      882       932
                                                              -------   -------
                                                               24,757   $28,588
  Less: Accumulated depreciation and amortization...........   (6,034)   (9,318)
                                                              -------   -------
                                                              $18,723   $19,270
                                                              =======   =======

NOTE 7 -- MORTGAGE SERVICING RIGHTS

     During the year ended December 31, 2000 and 2001 Humboldt recorded $525,000 and $1,109,000, respectively, of servicing rights related to loans originated and sold. Amortization of the servicing rights was $341,000 and $341,000 for the years ended December 31, 2000 and 2001, respectively. The estimated fair value of the servicing assets aggregated $2,001,000 and $2,200,000 at December 31, 2000 and 2001, respectively. A valuation allowance is recorded where the fair value is below the carrying amount of the servicing assets. No valuation allowance was needed at December 31, 2000 or 2001. The carrying amount at December 31, 2000 and 2001 was $ 1,400,000 and $2,200,000, respectively. The valuation of servicing assets was performed using long term prepayment rates as published by Bloomberg. The pre-tax discount rate ranged from 9-10% for FNMA and 12-13% for SBA servicing assets.

NOTE 8 -- INTEREST-BEARING DEPOSITS

     Interest-bearing deposits consisted of the following at December 31 (dollars in thousands):

                                                                2000       2001
                                                              --------   --------
Negotiable order of withdrawal (NOW)........................  $ 42,466   $ 46,724
Savings and money market....................................   152,644    234,740
Time, $100,000 and over.....................................   121,390    109,476
Other time..................................................   233,043    203,054
                                                              --------   --------
                                                              $549,543   $593,994
                                                              ========   ========

                       HUMBOLDT BANCORP AND SUBSIDIARIES

     Interest expense on these deposits for the years ended December 31 is as follows (dollars in thousands):

                                                           1999      2000      2001
                                                          -------   -------   -------
NOW.....................................................  $   374   $   375   $   247
Savings and money market................................    2,876     4,704     6,268
Time, $100,000 and over.................................    3,272     6,249     6,513
Other time..............................................    6,596    11,826    12,175
                                                          -------   -------   -------
                                                          $13,118   $23,154   $25,203
                                                          =======   =======   =======

     The maturities of time deposits at December 31, 2001 are as follows (dollars in thousands):

Three months or less........................................  $119,127
Over three months through twelve months.....................   154,049
Over one year through three years...........................    33,604
Over three years............................................     5,750
                                                              --------
                                                              $312,530
                                                              ========

NOTE 9 -- LINES OF CREDIT AND BORROWED FUNDS

     The Banks has uncommitted federal funds lines of credit agreements with four financial institutions. The maximum borrowings available under the lines totaled $23,500,000. Availability of the lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity, and cannot be used for more than ten consecutive business days or more than twelve times during a given thirty day period. At December 31, 2000 and 2001 there were no borrowings outstanding under the agreements.

     The Banks had advances from the Federal Home Loan Bank ("FHLB") as of December 31, 2001 totaling $35,243,000. These advances are due at various maturity dates ranging from January 1, 2002 to February 15, 2019, and interest rates ranging from 1.51% to 7.44%. The advances have various repayment schedules for both principal and interest. The FHLB advances are collateralized by first mortgage loans, mortgage-backed securities and FHLB stock. Advances from FHLB outstanding at December 31, 2001 mature as follows (dollars in thousands):

  2002......................................................  $22,500
  2003......................................................   10,000
  2004......................................................       --
  2005......................................................       --
  2006......................................................       --
Thereafter..................................................    2,743
                                                              -------
  Total.....................................................  $35,243
                                                              =======

     Humboldt Bancorp has a line of credit with an unaffiliated financial institution with a borrowing limit of $7,000,000. This line is secured with stock of the Banks and bears interest at a variable rate of Prime plus 75 basis points, with interest payments due monthly. Principal is due at maturity, in October 2003. Humboldt Bancorp paid an origination fee of $52,500 in connection with this facility; this fee is being amortized over the life of the loan. This facility had an effective rate of 5.50% and an outstanding balance of $600,000 at December 31, 2001.

                       HUMBOLDT BANCORP AND SUBSIDIARIES

     Humboldt Bancorp has an unsecured line of credit with an unaffiliated financial institution with a borrowing limit of $1,000,000. This line bears interest at a variable rate of Prime plus 125 basis points, with interest payments due monthly. Principal is due at maturity, in March 2002. There was no balance on this line as of December 31, 2001 or 2000.

     In October 2001, Humboldt terminated a $4,000,000 unsecured line of credit with an unaffiliated financial institution. This facility had an outstanding balance of $700,000 at December 31, 2000.

     Humboldt Bancorp has an amortizing term loan from an unaffiliated financial institution that was originally obtained by Tehama Bancorp. This loan bears a fixed interest rate of 7.50% and had an outstanding balance of $989,000 as of December 31, 2001. Interest and principal payments are due monthly until final maturity in April 2003.

     During June 2001, Humboldt Bancorp agreed to guarantee certain bank borrowings of BFS in exchange for modification and extension of the loans until December 2001. During the fourth quarter of 2001, Humboldt Bancorp agreed to assume direct liability for two borrowings in order to obtain more flexible and favorable terms. The first borrowing is an unsecured amortizing term loan that matures in November 2003 and bears interest at Prime. This loan had an effective rate of 4.75% and an outstanding balance of $250,000 at December 31, 2001. The loan requires monthly payments of interest and principal. The second borrowing was secured by automobile loan contracts and had an original stated maturity of November 2004. This loan bore interest at a fixed rate of 7.00% and had a balance outstanding at December 31, 2001 of $6,473,000. Subsequent to December 31, 2001, Humboldt sold the underlying collateral to an unrelated third party and this loan was paid in full.

     During the fourth quarter of 2001, Humboldt Bancorp reached an agreement with an unaffiliated financial institution whereby the company agreed to lend Humboldt Bancorp $2,123,000 to finance the repurchase of performing automobile contracts that were previously purchased from BFS. The balance of this loan at December 31, 2001 was $2,005,000. This loan is unsecured and bears interest at a fixed rate of 6.625%, monthly payments of principal and interest and a final maturity in October 2004. Subsequent to December 31, 2001, Humboldt Bancorp sold the automobile loan contracts that were repurchased.

NOTE 10 -- TRUST PREFERRED SECURITIES

     In March 2000, Humboldt formed a wholly owned Delaware statutory business trust, HB Capital Trust I ("Capital Trust I"), which issued $5,150,0000 million of guaranteed preferred beneficial interests in Humboldt's junior subordinated deferrable interest debentures (the "Trust Preferred Securities"). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Capital Trust I are owned by Humboldt. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by Capital Trust I to purchase $5,310,000 million of junior subordinated debentures of Humboldt, which carry a fixed interest rate of 10.875%. The debentures represent the sole asset of Capital Trust I. The debentures and related earnings statement effects are eliminated in Humboldt's financial statements. The Trust Preferred Securities accrue and pay distributions semiannually at a fixed rate of 10.875% per annum of the stated liquidation value of $1,000 per capital security. Humboldt has entered into contractual arrangements which, taken collectively, fully and unconditionally, guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by Capital Trust I, and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Capital Trust I. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on March 8, 2030, or upon earlier redemption as provided in the indenture. Humboldt has the right to redeem the debentures purchased by Capital Trust I in whole or in part, on or after March 8, 2010. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount, any accrued but unpaid interest, plus a premium ranging from 5.438% in 2010 to 0.544% in 2019.

                       HUMBOLDT BANCORP AND SUBSIDIARIES

     In December 2001, Humboldt formed a wholly owned Connecticut statutory business trust, Humboldt Bancorp Statutory Trust II ("Statutory Trust II"), which issued $10,000,000 of guaranteed preferred beneficial interests in Humboldt's junior subordinated deferrable interest debentures (the "Trust Preferred Securities"). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Statutory Trust II are owned by Humboldt. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by Humboldt Statutory Trust to purchase $10,300,000 million of junior subordinated debentures of Humboldt, which carry a floating rate based on three-month LIBOR plus 360 basis points. The debentures represent the sole asset of Statutory Trust II. The debentures and related earnings statement effects are eliminated in Humboldt's financial statements. The Trust Preferred Securities accrue and pay distributions at a floating rate of three-month LIBOR plus 360 basis points per annum of the stated liquidation value of $1,000 per capital security. Humboldt has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by Statutory Trust II, and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Statutory Trust II. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures in December 2031, or upon earlier redemption as provided in the indenture. Humboldt has the right to redeem the debentures purchased by Statutory Trust II in whole or in part, on or after December 18, 2006. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount, any accrued but unpaid interest. In order to manage the interest rate risk associated with this Trust Preferred Securities issuance, Humboldt entered into an interest rate swap agreement with an unrelated third party that converted the floating rate to a fixed rate of 8.42% for five years. Additional information about this agreement is provided in Note 11.

     In February 2001, Humboldt formed a wholly owned Connecticut statutory business trust, Humboldt Bancorp Statutory Trust I ("Statutory Trust I"), which issued $5,000,000 of guaranteed preferred beneficial interests in Humboldt's junior subordinated deferrable interest debentures (the "Trust Preferred Securities"). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Statutory Trust I are owned by Humboldt. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by Humboldt Statutory Trust to purchase $5,150,000 of junior subordinated debentures of Humboldt, which carry a fixed interest rate of 10.20%. The debentures represent the sole asset of Statutory Trust I. The debentures and related earnings statement effects are eliminated in Humboldt's financial statements. The Trust Preferred Securities accrue and pay distributions semiannually at a fixed rate of 10.20% per annum of the stated liquidation value of $1,000 per capital security. Humboldt has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by Statutory Trust I, and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Statutory Trust I. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures in February 2031, or upon earlier redemption as provided in the indenture. Humboldt has the right to redeem the debentures purchased by Statutory Trust I in whole or in part, on or after February 22, 2011. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount, any accrued but unpaid interest, plus a premium ranging from 5.10% in 2011 to 0.51 % in 2020. After February 22, 2020, there is no premium for redemption.

NOTE 11 -- INTEREST RATE SWAP

     In connection with the issuance of $10,000,000 of floating-rate Trust Preferred Securities described in Note 10, Humboldt entered into an interest rate swap agreement with an unrelated third party. Under the terms of the agreement, which expires in December 2006, Humboldt will pay 8.42% on a notional amount of

                       HUMBOLDT BANCORP AND SUBSIDIARIES

$10,000,000 and receive LIBOR plus 360 basis points on the same amount. The effect of this transaction was the conversion of the $10,000,0000 trust preferred issuance from floating rate at LIBOR plus 360 basis points to a fixed rate of 8.42% for five years, the point at which Humboldt has the option to call the Trust Preferred Securities as described in Note 10. Humboldt has classified the swap agreement as a cash flow hedge in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The swap agreement had a positive fair value of $146,000 at December 31, 2001. This value was recorded in other assets on the balance sheet and reflected as a component of accumulated other comprehensive income.

NOTE 12 -- FEES AND OTHER INCOME

     Fees and other income consisted of the following for the years ended December 31 (dollars in thousands):

                                                           1999      2000      2001
                                                          -------   -------   -------
Merchant credit card processing fees....................  $10,543   $12,316   $16,484
Lease residuals and rentals.............................    1,250       927       832
Credit card program fees................................      519       259       252
Fees for customer services..............................      415       449       992
Earnings on life insurance..............................      161       433       875
Loan and lease servicing fees...........................    1,053     1,683     1,693
Other...................................................      881     1,037     1,950
                                                          -------   -------   -------
                                                          $14,822   $17,104   $23,078
                                                          =======   =======   =======

NOTE 13 -- OTHER EXPENSES

     Other expenses consisted of the following for the years ended December 31 (dollars in thousands):

                                                           1999      2000      2001
                                                          -------   -------   -------
Merchant credit card program............................  $ 3,752   $ 4,733   $ 5,599
Professional and other outside services.................    1,746     1,871     2,709
Stationery, supplies and postage........................    1,158     1,160     1,588
Telephone and travel....................................    1,061     1,260     1,534
Amortization of core deposit intangible.................      459       684       876
Data processing and ATM fees............................      569       565       874
Advertising.............................................      523       473       430
Other...................................................    3,521     4,036     3,709
ATM funding loss........................................       --        --     1,537
                                                          -------   -------   -------
                                                          $12,789   $14,782   $18,856
                                                          =======   =======   =======

                       HUMBOLDT BANCORP AND SUBSIDIARIES

NOTE 14 -- INCOME TAXES

     The components of income tax expense included in the statements of operations were as follows for the years ended December 31 (dollars in thousands):

                                                            1999     2000      2001
                                                           ------   -------   -------
Current Expense
  Federal................................................  $3,024   $ 4,947   $ 4,561
  State..................................................     743     1,736     1,338
                                                           ------   -------   -------
                                                            3,767     6,683     5,899
Deferred Expense
  Federal................................................    (530)   (1,500)   (1,064)
  State..................................................    (157)     (446)     (484)
                                                           ------   -------   -------
                                                             (687)   (1,946)   (1,548)
                                                           ------   -------   -------
                                                           $3,080   $ 4,737   $ 4,351
                                                           ======   =======   =======

     A reconciliation of income taxes computed at the federal statutory rate of 34% and the provision for income taxes for the years ended December 31 are as follows (dollars in thousands):

                                                              1999     2000     2001
                                                             ------   ------   ------
Income tax at Federal statutory rate.......................  $3,073   $4,875   $4,206
  State franchise tax, less federal income tax benefit.....     659    1,021      563
  Merger related Expenses..................................      --       --      386
  Interest on municipal obligations exempt from Federal
     tax...................................................    (477)    (530)    (501)
  Interest on enterprise zone loans exempt from State
     tax...................................................     (79)     (72)      --
  Life insurance earnings..................................     (93)    (291)    (101)
  Low income housing credits...............................    (190)    (141)    (175)
  Deferred tax asset valuation allowance change............       6     (127)     (23)
  Other differences........................................     181        2       (4)
                                                             ------   ------   ------
Provision for income taxes.................................  $3,080   $4,737   $4,351
                                                             ======   ======   ======

                       HUMBOLDT BANCORP AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to the components of the net deferred tax asset recorded as an other asset as of December 31 were as follows (dollars in thousands):

                                                               2000      2001
                                                              -------   -------
Deferred tax assets:
  Allowance for loan and lease losses.......................  $ 2,630   $ 3,334
  Deferred loan fees........................................       97       122
  State franchise taxes.....................................      516       393
  Depreciation..............................................      835       749
  Net Operating Losses......................................       87        --
  Merchant Bankcard program.................................      950     1,141
  Core deposit intangible amortization......................      168       604
  Organization costs........................................      122        81
  Deferred Compensation.....................................    2,353     2,574
  Other.....................................................      366       394
                                                              -------   -------
          Total deferred tax assets.........................    8,124     9,392
  Valuation allowance for deferred tax assets...............     (264)     (241)
                                                              -------   -------
          Deferred tax assets recognized....................    7,860     9,151
Deferred tax liabilities:
  Loan premium..............................................   (1,150)     (971)
  Unrealized securities holding gains.......................     (755)     (386)
  Federal Home Loan Bank stock dividends....................      (67)      (85)
  Other.....................................................     (693)     (597)
                                                              -------   -------
          Total deferred tax liabilities....................   (2,665)   (2,039)
                                                              -------   -------
          Net deferred tax asset............................  $ 5,195   $ 7,112
                                                              =======   =======

     Amounts presented for the tax effects of temporary differences are based upon estimates and assumptions and could vary from amounts ultimately reflected on Humboldt's tax returns. Accordingly, the variances from amounts reported for prior years are primarily the result of adjustments to conform to the tax returns as filed. A valuation allowance has been established to reduce deferred tax assets to the amount that is more likely than not to be realized.

     Income taxes receivable were $1,555,000 and $1,038,000 at December 31, 2000 and 2001, respectively.

                       HUMBOLDT BANCORP AND SUBSIDIARIES

NOTE 15 -- EARNINGS PER SHARE

     The following is a computation of basic and diluted earnings per share for the years ended December 31, which has been retroactively adjusted for stock dividends and splits (dollars in thousands except per share amounts):

                                                            1999         2000          2001
                                                         ----------   -----------   -----------
Basic:
Net income (loss)......................................  $    6,854   $     9,595   $    (5,974)
                                                         ==========   ===========   ===========
Weighted-average common shares outstanding.............   9,207,910    10,031,307    10,387,337
                                                         ==========   ===========   ===========
Earnings (loss) per share..............................  $     0.74   $      0.96   $     (0.58)
                                                         ==========   ===========   ===========
Diluted:
Net income (loss)......................................  $    6,854   $     9,595   $    (5,974)
                                                         ==========   ===========   ===========
Weighted-average common shares outstanding.............   9,207,910    10,031,307    10,387,337
Net effect of dilutive stock options -- based on the
  treasury stock method using average market price.....     571,939       542,222       443,000
                                                         ----------   -----------   -----------
Weighted-average common shares outstanding and common
  stock equivalents....................................   9,779,849    10,573,531    10,830,337
                                                         ==========   ===========   ===========
Diluted earnings (loss) per share......................  $     0.70   $      0.90   $     (0.55)
                                                         ==========   ===========   ===========

     The following options were outstanding for the years ended December 31 but were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of Humboldt common shares:

               1999                                  2000                                  2001
-----------------------------------   -----------------------------------   -----------------------------------
       RANGE OF            NUMBER            RANGE OF            NUMBER            RANGE OF            NUMBER
    EXERCISE PRICES       OF SHARES       EXERCISE PRICES       OF SHARES       EXERCISE PRICES       OF SHARES
-----------------------   ---------   -----------------------   ---------   -----------------------   ---------
   $12.29 to $13.02        39,933        $11.36 to $13.02        105,090        $8.86 to $10.54        129,219
                                                                               $10.55 to $13.02        175,508

     Humboldt had outstanding at December 31, 1999, 2000 and 2001 warrants for 108,900 shares issued in connection with the acquisition of Silverado Merger Corporation (see Note 2). The current exercise price of these warrants is $11.36. The warrants were excluded from the calculation of diluted earnings per share because during each of the periods shown the exercise price exceeded the average market price of Humboldt common stock.

NOTE 16 -- BENEFIT PLANS

     Retirement and Profit Sharing Plan: Humboldt has a defined contribution/401(k) retirement plan covering substantially all of the employees. During 2001, this plan was amended in order to combine the Humboldt Employee Stock Bonus Plan into the 401(k) plan in order to reduce the administrative burden of managing the plans. Contributions to the plan are made at the discretion of the Board of Directors in an amount not to exceed the maximum amount deductible under the profit sharing plan rules of the Internal Revenue Service. Employees may elect to have a portion of their compensation contributed to the plan in conformity with the requirements of Section 401(k) of the Internal Revenue Code. Salaries and employee benefits expense includes company contributions to the retirement plan (inclusive of amounts contributed to the former Employee Stock Bonus Plan) of $336,000 during 1999, $443,000 during 2000 and $642,000 during 2001.

                       HUMBOLDT BANCORP AND SUBSIDIARIES

     Postemployment Benefit Plans and Life Insurance Policies: Humboldt has purchased single premium life insurance policies in connection with the implementation of salary continuation and deferred compensation plans for certain key employees. The policies provide protection against the adverse financial effects from the death of a key employee and provide income to offset expenses associated with the plans. The specified employees are insured under the policies, but Humboldt is the owner and beneficiary. At December 31, 2000 and 2001, the cash surrender value of these policies totaled approximately $12,297,000 and $13,255,000, respectively.

     The plans are unfunded and provide for Humboldt to pay the employees specified amounts for specified periods after retirement and allow the employees to defer a portion of current compensation in exchange for the Humboldt's commitment to pay a deferred benefit at retirement. If death occurs prior to or during retirement, Humboldt will pay the employee's beneficiary or estate the benefits set forth in the plans.

     At December 31, 2000 and 2001, liabilities recorded for the estimated present value of future salary continuation and deferred compensation benefits totaled approximately $4,664,000 and $5,948,000 respectively. Deferred compensation is vested as to the amounts deferred. Humboldt maintains a non-qualified salary continuation plan for certain senior executive officers of Humboldt and the Banks. Under the plan, Humboldt has agreed to pay these executives retirement benefits for a ten to fifteen year period after their retirement so long as they meet certain length of service vesting requirements. The plan is informally linked to several single premium universal life insurance policies that provide life insurance on certain senior executive officers with Humboldt named as the owner or beneficiary of these policies. Salary continuation expense totaled $348,000, $446,000 and $765,000 as of December 31, 1999, 2000 and 2001 respectively.

     Director Fee Plan: Humboldt has adopted the Humboldt Bancorp & Subsidiaries Director Fee Plan ("Fee Plan"), as amended and restated effective May 1, 2001. The Fee Plan permits each director of Humboldt Bancorp or the Banks to elect to receive his director's fees in the form of Humboldt common stock, cash, or a combination of Humboldt common stock and cash, and to elect to defer the receipt of any of the foregoing until the end of his term as a director. If deferral is elected, the amount of the director's fees shall be credited to an account on behalf of the director, however, such crediting shall constitute a mere promise on the part of the Humboldt to pay/distribute on this account. The account is otherwise unsecured, unfunded and subject to the general claims of creditors of Humboldt. The Fee Plan provides for the issuance of up to 146,410 shares of Humboldt common stock. The amount of such fees deferred in 1999, 2000 and 2001 totaled $86,000, $65,000 and $120,000, respectively. At December 31, 2000 and 2001, the liability for amounts due under this plan totaled $215,000 and $335,000, respectively, or approximately 25,870, and 33,254 shares of stock, respectively, based upon the fair market value of the stock at the time the fee was earned.

NOTE 17 -- STOCK OPTION PLANS

     Humboldt had stock options outstanding under various plans at December 31, 2001, including two plans assumed in the merger with Tehama Bancorp. The stock option plans provide for option grants to directors (of Humboldt and the Banks) and key employees to purchase shares of Humboldt common stock at a price based on the fair market value on the date of grant. The 2001 Humboldt Bancorp & Subsidiaries Equity Incentive Plan ("2001 Plan") provides for grants of options, restricted stock and stock appreciation rights. As of December 31, 2001, a total of 235,239 options were available for grant from the 2001 Plan and no options were available for grant from any other plan.

     Generally, the options are granted for a term of ten years. Options granted to directors typically are vested immediately and options granted to employees vest ratably over three years. Options granted under the Tehama Bancorp plans did not fully vest as a result of the merger.

     Humboldt applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for all stock-based compensation plans. Accordingly, no

                       HUMBOLDT BANCORP AND SUBSIDIARIES
compensation cost has been recognized for any stock option grants as all stock options are granted at fair market value. SFAS No. 123, Accounting for Stock-Based Compensation,encourages a "fair value" based method of accounting for stock-based compensation plans. Had compensation cost for Humboldt's stock option plans been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, net income and net income per share would have been adjusted to the pro forma amounts indicated below (dollars in thousands):

                                                               1999    2000     2001
                                                              ------   -----   ------
Net income (loss)
  As reported...............................................  $6,854   9,595   (5,974)
  Pro forma.................................................  $6,598   9,243   (6,468)
Basic earnings (loss) per share
  As reported...............................................  $ 0.74    0.96    (0.58)
  Pro forma.................................................  $ 0.72    0.92    (0.62)
Diluted earnings (loss) per share
  As reported...............................................  $ 0.70    0.90    (0.55)
  Pro forma.................................................  $ 0.72    0.92    (0.62)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                              1999     2000     2001
                                                              ----     ----     ----
Dividend yield..............................................   2.4%     2.1%      --
Expected life (years).......................................   6.7      7.6      9.0
Expected volatility.........................................    36%      29%      53%
Risk-free rate..............................................  5.87%    6.59%    5.20%

     The following is a summary of stock options outstanding and exercised under Humboldt's various stock option plans:

                                  1999                          2000                          2001
                       ---------------------------   ---------------------------   ---------------------------
                       NUMBER OF     WEIGHTED-AVG    NUMBER OF     WEIGHTED-AVG    NUMBER OF     WEIGHTED-AVG
                         SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
                       ----------   --------------   ----------   --------------   ----------   --------------
Outstanding at
  beginning of year..   1,422,716       $4.23         1,431,206       $4.96         1,557,338       $5.75
Granted..............     297,274        7.13           274,481        8.48           107,574        8.34
Exercised............    (259,706)       3.47          (120,585)       2.97          (192,168)       2.99
Forfeited............     (29,078)       5.16           (27,764)       6.85           (41,818)       7.65
                       ----------       -----        ----------       -----        ----------       -----
Outstanding at end of
  year...............   1,431,206       $4.96         1,557,338       $5.70         1,430,926        6.24
                       ==========       =====        ==========       =====        ==========       =====
Options exercisable
  at year-end........   1,077,003       $4.43         1,240,338       $5.42         1,234,250       $6.16
Weighted average fair
  value of options
  granted during the
  year...............  $     2.31                    $     2.76                    $     5.76

                       HUMBOLDT BANCORP AND SUBSIDIARIES

     The following table summarizes information about fixed stock options outstanding at December 31, 2001 under Humboldt's various stock option plans:

                                        OPTIONS OUTSTANDING
                          -----------------------------------------------       OPTIONS EXERCISABLE
                                      WEIGHTED-AVERAGE                      ----------------------------
                                         REMAINING       WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES   NUMBER     CONTRACTUAL LIFE    EXERCISE PRICE     NUMBER      EXERCISE PRICE
------------------------  ---------   ----------------   ----------------   ---------   ----------------
$1.31 to $3.91..........    444,929         2.4               $ 2.91          444,929        $ 2.91
$3.92 to $6.51..........    417,405         6.2                 5.34          284,666          5.27
$6.52 to $9.11..........    348,446         5.8                 8.38          299,249          8.35
$9.12 to $11.72.........    180,692         7.7                10.94          166,442         10.91
$11.72 to $13.02........     39,454         7.7                13.00           38,964         13.00
                          ---------         ---               ------        ---------        ------
  Total.................  1,430,926         5.2               $ 6.24        1,234,250        $ 6.16
                          =========         ===               ======        =========        ======

NOTE 18 -- RELATED PARTY TRANSACTIONS

     The Banks have entered into lending transactions with related parties, which are defined as directors, executive officers and related interests. The following is a summary of the aggregate activity involving related party borrowers at December 31, 2000 and 2001 (dollars in thousands):

                                                               2000      2001
                                                              -------   -------
Loans outstanding at beginning of year......................  $ 9,165   $ 8,031
Loan disbursements..........................................    5,661     1,771
Loan repayments.............................................   (6,795)   (2,538)
                                                              -------   -------
Loans outstanding at end of year............................  $ 8,031   $ 7,264
                                                              =======   =======

NOTE 19 -- COMMITMENTS AND CONTINGENT LIABILITIES

     Lease Commitments: Humboldt leases 15 sites under noncancellable operating leases. Five of the leases are renewable for an additional five-year period, three of the leases are renewable for two consecutive five-year periods and one of the leases is renewable for three consecutive five-year periods. The leases contain varying requirements for increases including adjustments based on the Consumer Price Index with minimum increases of 2% and maximum increases of 10%. Other leases have scheduled adjustments to the base rent.

     As of December 31, 2001, future minimum lease payments under noncancelable operating leases are as follows (dollars in thousands):

  2002......................................................  $  736
  2003......................................................     711
  2004......................................................     659
  2005......................................................     662
  2006......................................................     509
Thereafter..................................................     505
                                                              ------
Total minimum lease commitments.............................  $3,782
                                                              ======

     Rent expense for the years ended December 31, 1999, 2000 and 2001 totaled $604,000, $925,000, and $1,021,000, respectively. Sublease rental income was $542,000, in 2001. Future sublease income is $50,000 annually through November 2008.

                       HUMBOLDT BANCORP AND SUBSIDIARIES

     Financial Instruments with Off-Balance-Sheet Risk: Humboldt's financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, credit card arrangements and standby letters of credit. A summary of Humboldt's commitments and contingent liabilities at December 31, is as follows (dollars in thousands):

                                                              CONTRACTUAL AMOUNTS
                                                              --------------------
                                                                2000        2001
                                                              ---------   --------
Commitments to extend credit................................  $116,618    $69,735
Credit card arrangements....................................    11,421      7,680
Standby letters of credit...................................     2,464      2,727

     Commitments to extend credit, credit card arrangements and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. Humboldt's credit policies and procedures for credit commitments and financial guarantees are the same as those for extension of credit that are recorded on the balance sheet. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to Humboldt.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Humboldt evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Humboldt upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, certificates of deposits and income-producing commercial properties.

     Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. All letters of credit are short-term guarantees with no guarantees extending more than two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending facilities to customers. Humboldt holds assigned deposit accounts as collateral supporting those commitments for which collateral is deemed necessary. None of these letters of credit were utilized during 2000 or 2001. Humboldt did not incur any losses on its commitments in 1999, 2000 or 2001.

     Merchant Credit and Debit Card Sales Processing: Humboldt processes the settlement of credit and debit card sales for merchants located throughout the continental United States, Alaska, Hawaii and Puerto Rico. The process involves collecting funds from the card issuing bank and crediting the merchant accounts in exchange for a merchant discount and other processing fees. The more significant areas of risk associated with this process includes the risk that funds due from the card issuing bank will be uncollectible, that significant fines may be assessed for violations of VISA or MasterCard rules or that the merchant will be unable to absorb chargebacks, deliver products due to insolvency or may commit fraud. To protect Humboldt from losses, merchant deposits of $50,361,000 at December 31, 2000 and $76,100,000 at December 31, 2001 have been established by withholding a percentage of merchant processing volume. Humboldt incurred approximately $63,000 and $151,000 in net charge-offs related to merchant credit card processing, during 2000 and 2001, respectively.

     Humboldt processed approximately $3.01 billion and $4.80 billion of credit and debit card sales for merchants during 2000 and 2001, respectively. Humboldt also has contractual agreements under which it processes merchant bankcard services through independent service organizations ("ISO's"). ISO's represent $4.18 billion of Humboldt's credit and debit card sales during 2001. Under the terms of the ISO agreements, Humboldt is indemnified against loss by the ISO.

                       HUMBOLDT BANCORP AND SUBSIDIARIES

     Legal Proceedings: Various legal claims have arisen during the normal course of business which, in the opinion of management, will not result in material liability to Humboldt.

NOTE 20 -- REGULATORY MATTERS

     The primary source of cash for Humboldt is dividends received from the Banks. Banking regulations limit the amount of cash dividends that may be paid without prior approval of the Banks' primary regulatory agency. Cash dividends are limited by the California Financial Code to the lesser of retained earnings, if any, or net income for the last three years, net of the amount of any other capital distributions made during such periods. As of December 31, 2001, $3,330,000 was available for cash dividend distributions from the Banks without prior regulatory approval.

     Humboldt and the Banks are subject to various regulatory capital requirements as defined for banks and bank holding companies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Humboldt's financial statements.

     As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation ("FDIC") categorized Humboldt and the Banks as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the capital adequacy category of Humboldt or the Banks. The following table provides a summary of the capital amounts and ratios for Humboldt and the Banks as of December 31, 2001 and 2000:

                                                                                      TO BE WELL
                                                                                  CAPITALIZED UNDER
                                                              FOR CAPITAL         PROMPT CORRECTIVE
                                            ACTUAL         ADEQUACY PURPOSES      ACTION PROVISIONS
                                       ----------------   --------------------   --------------------
                                       AMOUNT    RATIO    AMOUNT         RATIO   AMOUNT         RATIO
                                       -------   ------   -------        -----   -------        -----
                                                           (DOLLARS IN THOUSANDS)
As of December 31, 2000:
Total Capital (to Risk Weighted
  Assets)
  Consolidated.......................  $81,963   12.00%   $54,642   >    8.0%            N/A
  Humboldt Bank......................  $33,535   10.15%   $26,435   >    8.0%    $33,044   >    10.0%
  Tehama Bank........................  $19,817   10.80%   $14,746   >    8.0%    $18,433   >    10.0%
  Capitol Valley Bank................  $ 5,867   11.95%   $ 3,929   >    8.0%    $ 4,911   >    10.0%
  Capitol Thrift and Loan............  $12,084   11.01%   $ 8,779   >    8.0%    $10,974   >    10.0%
Tier I Capital (to Risk Weighted
  Assets)
  Consolidated.......................  $73,596   10.78%   $27,308   >    4.0%            N/A
  Humboldt Bank......................  $30,033    9.09%   $13,218   >    4.0%    $19,826   >     6.0%
  Tehama Bank........................  $17,539    9.50%   $ 7,373   >    4.0%    $11,060   >     6.0%
  Capitol Valley Bank................  $ 5,280   10.75%   $ 1,964   >    4.0%    $ 2,947   >     6.0%
  Capitol Thrift and Loan............  $10,705    9.75%   $ 4,390   >    4.0%    $ 6,584   >     6.0%
Tier I Capital (to Average Assets)
  Consolidated.......................  $73,596    8.97%   $32,819   >    4.0%            N/A
  Humboldt Bank......................  $30,033    7.46%   $16,101   >    4.0%    $20,126   >     5.0%
  Tehama Bank........................  $17,539    7.80%   $ 8,966   >    4.0%    $11,207   >     5.0%
  Capitol Valley Bank................  $ 5,280    8.71%   $ 2,425   >    4.0%    $ 3,031   >     5.0%
  Capitol Thrift and Loan............  $10,705    8.45%   $ 5,070   >    4.0%    $ 6,337   >     5.0%

                       HUMBOLDT BANCORP AND SUBSIDIARIES

                                                                                      TO BE WELL
                                                                                  CAPITALIZED UNDER
                                                              FOR CAPITAL         PROMPT CORRECTIVE
                                            ACTUAL         ADEQUACY PURPOSES      ACTION PROVISIONS
                                       ----------------   --------------------   --------------------
                                       AMOUNT    RATIO    AMOUNT         RATIO   AMOUNT         RATIO
                                       -------   ------   -------        -----   -------        -----
                                                           (DOLLARS IN THOUSANDS)
As of December 31, 2001:
Total Capital (to Risk Weighted
  Assets)
  Consolidated.......................  $92,915   12.01%   $61,916   >    8.0%            N/A
  Humboldt Bank......................  $41,700   11.05%   $30,178   >    8.0%    $37,722   >    10.0%
  Tehama Bank........................  $23,291   11.66%   $15,977   >    8.0%    $19,971   >    10.0%
  Capitol Valley Bank................  $ 7,244   10.24%   $ 5,657   >    8.0%    $ 7,071   >    10.0%
  Capitol Thrift and Loan............  $11,801   11.21%   $ 8,422   >    8.0%    $10,527   >    10.0%
Tier I Capital (to Risk Weighted
  Assets)
  Consolidated.......................  $83,240   10.76%   $30,958   >    4.0%            N/A
  Humboldt Bank......................  $37,671    9.99%   $15,089   >    4.0%    $22,633   >     6.0%
  Tehama Bank........................  $20,796   10.41%   $ 7,988   >    4.0%    $11,983   >     6.0%
  Capitol Valley Bank................  $ 6,360    8.99%   $ 2,829   >    4.0%    $ 4,243   >     6.0%
  Capitol Thrift and Loan............  $10,477    9.95%   $ 4,211   >    4.0%    $ 6,316   >     6.0%
Tier I Capital (to Average Assets)
  Consolidated.......................  $83,240    8.68%   $38,348   >    4.0%             N/A
  Humboldt Bank......................  $37,671    7.30%   $20,646   >    4.0%    $25,807   >     5.0%
  Tehama Bank........................  $20,796    7.76%   $10,718   >    4.0%    $13,398   >     5.0%
  Capitol Valley Bank................  $ 6,360    8.26%   $ 3,078   >    4.0%    $ 3,848   >     5.0%
  Capitol Thrift and Loan............  $10,477    8.74%   $ 4,798   >    4.0%    $ 5,997   >     5.0%

                       HUMBOLDT BANCORP AND SUBSIDIARIES

NOTE 21 -- CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

     Condensed balance sheets as of December 31, 2000 and 2001 and the related condensed statements of operations and cash flows for each of the years in the three year period ended December 31, 2001 for Humboldt Bancorp (parent company only) are presented as follows (dollars in thousands):

                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 2001

                                                               2000       2001
                                                              -------   --------
Assets
  Cash......................................................  $   131   $     69
  Investment in subsidiaries................................   66,444     78,987
  Investment in leasing company.............................    7,518      6,669
  Investment securities.....................................    3,844      7,679
  Other assets..............................................    3,429      8,632
                                                              -------   --------
     Total assets...........................................  $81,366   $102,036
                                                              =======   ========
Liabilities
  Borrowed funds............................................    2,497     10,317
  Trust preferred securities................................    5,150     20,150
  Other liabilities.........................................      671      4,743
  Stockholders' equity......................................   73,048     66,826
                                                              -------   --------
     Total liabilities and shareholders' equity.............  $81,366   $102,036
                                                              =======   ========

                       CONDENSED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                               1999      2000       2001
                                                              -------   -------   --------
Dividends from subsidiaries.................................  $ 3,000   $ 7,660   $  5,070
Reimbursement from subsidiaries of allocated expenses.......    2,210     3,489      6,715
Other income................................................        7       561        499
Expenses....................................................   (3,413)   (6,736)   (17,009)
                                                              -------   -------   --------
Income (loss) before taxes..................................    1,804     4,974     (4,725)
Tax (expense) benefit.......................................      311     1,143      3,203
                                                              -------   -------   --------
Income (loss) before equity in net income of subsidiaries...    2,115     6,117     (1,522)
Equity in undistributed net income of subsidiaries..........    4,739     3,478     (4,452)
                                                              -------   -------   --------
Net income (loss)...........................................  $ 6,854   $ 9,595   $ (5,974)
                                                              =======   =======   ========

                       HUMBOLDT BANCORP AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                               1999       2000       2001
                                                              -------   --------   --------
Operating activities:
  Net income................................................  $ 6,854   $  9,596   $ (5,974)
  Adjustments to reconcile net income to net cash
     (used) provided by operating activities:
     Return of (equity) in undistributed net income of
       subsidiaries.........................................   (4,739)    (3,478)     4,452
     Increase in other assets...............................     (294)    (2,734)    (8,462)
     Increase in other liabilities..........................      287        301      4,072
                                                              -------   --------   --------
       Net cash provided by (used) operating activities.....    2,108      3,685     (5,912)
Investing activities:
  Acquisition of Capitol Thrift and Loan (net of
     dividends).............................................       --     (9,675)        --
  Investment in Bank Subsidiaries...........................   (6,400)    (3,000)    (3,500)
  Investment in leasing company.............................       --     (2,000)   (13,145)
  Purchase of available-for-sale securities.................       --       (160)       (50)
  Purchase of held-to-maturity securities...................       --     (4,776)      (712)
  Proceeds from maturity of held-to-maturity securities.....       --      1,092         --
  Reimbursement from subsidiary.............................      319         --         --
                                                              -------   --------   --------
       Net cash used in investing activities................   (6,081)   (18,519)   (17,407)
Financing activities:
  Proceeds from note payable................................    2,000      2,376     21,030
  Payments on notes payable.................................       --     (1,879)   (13,210)
  Proceeds from issuance of trust preferred securities......       --      5,150     15,000
  Retirement of Common Stock................................     (236)        --         --
  Payment of Cash Dividends.................................     (854)        --         --
  Cash paid for fractional shares...........................       (4)        (7)        (9)
  Cash paid for dissenters shares...........................       --         --       (220)
  Proceeds from issuance of common stock....................    2,811      8,403        666
                                                              -------   --------   --------
       Net cash provided by financing activities............    3,717     14,043     23,257
                                                              -------   --------   --------
          Net decrease in cash..............................     (256)      (791)       (62)
Cash at beginning of year...................................    1,178        922        131
                                                              -------   --------   --------
          Cash at end of year...............................  $   922   $    131   $     69
                                                              =======   ========   ========

NOTE 22 -- FAIR VALUES OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial

                       HUMBOLDT BANCORP AND SUBSIDIARIES
instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underling value of the Humboldt as a whole.

     The estimated fair values of the Humboldt's financial instruments are as follows at December 31 (dollars in thousands):

                                                             2000                   2001
                                                     --------------------   --------------------
                                                                ESTIMATED              ESTIMATED
                                                     CARRYING     FAIR      CARRYING     FAIR
                                                      AMOUNT      VALUE      AMOUNT      VALUE
                                                     --------   ---------   --------   ---------
Financial assets:
  Cash and due from banks..........................  $ 60,127   $ 60,127    $ 54,567   $ 54,567
  Interest-bearing deposits in other banks.........       171        171         920        920
  Federal funds sold...............................    13,000     13,000           0          0
  Investment securities............................   139,239    139,385     172,473    172,473
  Loans and leases held for sale...................       373        373           0          0
  Loans and leases, net............................   575,142    576,955     654,567    680,156
  Accrued interest receivable......................     4,906      4,906       4,923      4,923
Financial liabilities:
  Deposits.........................................   712,807    712,117     807,086    810,700
  Accrued interest payable.........................     1,719      1,719       1,249      1,249
  Borrowed funds...................................    46,953     47,349      45,560     44,746
  Trust preferred securities.......................     5,150      5,150      20,150     20,150

     The carrying amounts in the preceding table are included in the balance sheet under the applicable captions.

     The following methods and assumptions were used by Humboldt in estimating its fair value disclosures for financial instruments:

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

     Loans and leases, net: For variable-rate loans that reprice frequently and fixed rate loans that mature in the near future, with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other fixed rate loans are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.. Loan and lease fair value estimates include judgments regarding future expected loss experience and risk characteristics and are adjusted for the allowance for loan and lease losses. The carrying amount of accrued interest receivable approximates its fair value.

     Deposits: The fair values disclosed for demand deposits (for example, interest-bearing checking accounts and passbook accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair values for certificates of deposit are estimated using a

                       HUMBOLDT BANCORP AND SUBSIDIARIES
discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits. The carrying amount of accrued interest payable approximates fair value.

     Borrowed funds and trust preferred securities: The fair value of borrowed funds and trust preferred securities is estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar debt instruments.

     Off-balance sheet instruments: Off-balance sheet instruments consist of commitments to extend credit, credit card arrangements, standby letters of credit and derivative contracts. The contract or notional amounts of Humboldt's financial instruments with off-balance-sheet risk are disclosed in Note 19. Estimating the fair value of commitments to extend credit is not considered practicable due to the immateriality of the amounts of fees collected, which are used as a basis for calculating the fair value, on such instruments. The fair value of interest rate swap contracts is based on the discounted net present value of the swap using third party dealer quotes.

NOTE 23 -- OPERATING SEGMENTS

     Reportable operating segments are generally defined as components of an enterprise for which discrete financial information is available, whose operating results are regularly reviewed by the organization's decision makers and whose revenue from external customers is 10 percent or more of total revenue. Humboldt has two reportable segments under this definition, commercial banking and merchant bankcard services. The commercial banking segment provides traditional banking services such as checking, savings, time certificates of deposit, loans, and lease financings. The merchant bankcard segment processes the settlement of credit and debit card sales for merchants and issues and maintains credit card accounts for its customers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Humboldt evaluates performance based on profit or loss from operations before income taxes. Humboldt's reportable segments are strategic business units that provide different services that are carried out by separate departments. Included in the commercial banking segment are all other operations of Humboldt, excluding discontinued operations.

                       HUMBOLDT BANCORP AND SUBSIDIARIES

     The following table includes segment profit, including certain revenues and expenses, and segment assets (dollars in thousands) as of and for the year ended:

                                                                           MERCHANT
                                                              COMMERCIAL   BANKCARD
                                                               BANKING     SERVICES    TOTAL
                                                              ----------   --------   --------
DECEMBER 31, 1999:
Interest income.............................................   $ 38,623    $   628    $ 39,251
Interest expense............................................     13,273        182      13,455
Interest income/(expense) allocation........................     (1,596)     1,596           0
Provision for loan and lease losses.........................      2,129        242       2,371
Non-interest income.........................................      2,597     16,064      18,661
Non-interest expense........................................     22,403     10,643      33,046
Segment profit, before taxes................................      1,819      7,221       9,040
Segment assets..............................................    573,325     62,118     635,443
DECEMBER 31, 2000:
Interest income.............................................     59,069        447      59,516
Interest expense............................................     24,508        374      24,882
Interest income/(expense) allocation........................     (1,543)     1,543          --
Provision for loan and lease losses.........................      2,378        157       2,535
Non-interest income.........................................      7,507     16,182      23,689
Non-interest expense........................................     29,245     12,204      41,449
Segment profit, before taxes................................      8,902      5,437      14,339
Segment assets..............................................    791,300     60,989     852,289
DECEMBER 31, 2001:
Interest income.............................................     65,780        385      66,165
Interest expense............................................     28,124        217      28,341
Interest income/(expense) allocation........................     (1,611)     1,611          --
Provision for loan and lease losses.........................      2,836         67       2,903
Non-interest income.........................................      9,166     20,561      29,727
Non-interest expense........................................     35,625     16,652      52,277
Segment profit, before taxes................................      6,750      5,621      12,371
Additions to reserves for potential losses..................      2,661        532       3,193

                       HUMBOLDT BANCORP AND SUBSIDIARIES

NOTE 24 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table presents the summary results for the stated eight quarters (dollars in thousands):

                                                       FOR THE QUARTER ENDED
                                        ---------------------------------------------------
                                        MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                          2000        2000         2000            2000       FOUR QTRS
                                        ---------   --------   -------------   ------------   ---------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income.......................   $11,594    $14,972       $16,359        $16,591       $59,516
Interest expense......................     4,192      6,162         7,068          7,460        24,882
                                         -------    -------       -------        -------       -------
Net interest income...................     7,402      8,810         9,291          9,131        34,634
Provision for loan losses.............       857        993           452            233         2,535
Other income..........................     5,127      5,749         6,160          5,828        22,864
Other expenses........................     9,314     10,339        10,459         10,512        40,624
                                         -------    -------       -------        -------       -------
Income before taxes...................     2,358      3,227         4,540          4,214        14,339
Income taxes..........................       793      1,124         1,590          1,230         4,737
                                         -------    -------       -------        -------       -------
Income (loss) from discontinued
  operations, net of tax..............        --         --            --             (7)           (7)
                                         -------    -------       -------        -------       -------
Net income............................   $ 1,776    $ 2,451       $ 3,086        $ 2,282       $ 9,595
                                         =======    =======       =======        =======       =======
Earnings (loss) per share -- basic:
  Continuing Operations...............   $  0.17    $  0.21       $  0.30        $  0.29
  Discontinued Operations.............      0.02       0.04          0.01          (0.07)
                                         -------    -------       -------        -------
  Net income (loss)...................   $  0.19    $  0.25       $  0.31        $  0.22
                                         =======    =======       =======        =======
Earnings (loss) per share -- diluted:
  Continuing Operations...............   $  0.16    $  0.20       $  0.28        $  0.28
  Discontinued Operations.............      0.02       0.04          0.01          (0.07)
                                         -------    -------       -------        -------
  Net income (loss)...................   $  0.18    $  0.24       $  0.29        $  0.21
                                         =======    =======       =======        =======

                       HUMBOLDT BANCORP AND SUBSIDIARIES

                                                     FOR THE QUARTER ENDED
                                      ---------------------------------------------------
                                      MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                        2001        2001         2001            2001       FOUR QTRS
                                      ---------   --------   -------------   ------------   ---------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income.....................   $16,763    $ 16,577      $16,492        $16,333      $ 66,165
Interest expense....................     7,758       7,560        7,059          5,964        28,341
                                       -------    --------      -------        -------      --------
Net interest income.................     9,005       9,017        9,433         10,369        37,824
Provision for loan losses...........       794         583          509          1,017         2,903
Other income........................     7,039       7,287        7,431          7,970        29,727
Other expenses......................    14,616      11,616       11,964         14,081        52,277
                                       -------    --------      -------        -------      --------
Income before taxes.................       634       4,105        4,391          3,241        12,371
Income taxes........................       461       1,277        1,507          1,106         4,351
                                       -------    --------      -------        -------      --------
Net income from continuing
  operations........................       173       2,828        2,884          2,135         8,020
                                       -------    --------      -------        -------      --------
Income (loss) from discontinued
  operations, net of tax............    (1,062)    (13,532)          --            600       (13,994)
                                       -------    --------      -------        -------      --------
Net income (loss)...................   $  (889)   $(10,704)     $ 2,884        $ 2,735      $ (5,974)
                                       =======    ========      =======        =======      ========
Earnings (loss) per share -- basic:
  Continuing Operations.............   $  0.02    $   0.27      $  0.28        $  0.21
  Discontinued Operations...........     (0.09)      (1.04)        0.28           0.26
                                       -------    --------      -------        -------
  Net income (loss).................   $ (0.07)   $  (0.77)     $  0.56        $  0.47
                                       =======    ========      =======        =======
Earnings (loss) per share --diluted:
  Continuing Operations.............   $  0.02    $   0.26      $  0.27        $  0.20
  Discontinued Operations...........     (0.10)      (1.25)          --           0.05
                                       -------    --------      -------        -------
  Net income (loss).................   $ (0.08)   $  (0.99)     $  0.27        $  0.25
                                       =======    ========      =======        =======

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1      Amended and Restated Articles of Incorporation of Humboldt
          Bancorp(1)
 3.2      Bylaws of Humboldt Bancorp(1)
10.1      Amended Employment Agreement with Theodore S. Mason(2)
10.2      Director Fee Plan(3)
10.3      Amended Humboldt Bancorp Stock Option Plan(3)
10.4      Salary Continuation Agreement with Theodore S. Mason(3)
10.6      Salary Continuation Agreement with Ronald V. Barkley(3)
10.7      Salary Continuation Agreement with Paul A. Ziegler(4)
10.8      Director-Shareholder's Agreement in Global Bancorp and
          Humboldt Bank Merger(4)
10.9      Affiliate's Agreement with Global Bancorp(4)
10.10     Trust Indenture in connection with certificates of interest in a promissory note for the Global Bancorp merger(4)
10.11     Plan of Reorganization with Silverado Merger Co.(4)
10.12     Global Bancorp Loan Purchase Agreement(5)
10.13     Affiliate's Agreement signed by Tehama Bancorp affiliates in connection with the Tehama Bancorp Merger(7)
10.14     Humboldt Bancorp Stock Option Agreement to purchase Tehama
          Bancorp common stock(7)
10.15     Tehama Bancorp Stock Option Agreement to purchase Humboldt
          Bancorp common stock(7)
10.16     Humboldt Bancorp Indenture -- Junior subordinated debt
          securities(6)
10.17     Amended and Restated Declaration of Trust for junior
          subordinated debt securities(6)
10.21     Executive Employment Agreement with Kenneth J. Musante
21.1      Subsidiaries of Humboldt Bancorp are:

           SUBSIDIARY NAME                                              STATE OF INCORPORATION
           ---------------                                              ----------------------
           Humboldt Bank                                                   California
           Tehama Bank                                                     California
           Capitol Valley Bank                                             California
           HB Investment Trust                                             Maryland
           HB Capital Trust I                                              Delaware
           Humboldt Bancorp Statutory Trust I                              Connecticut
           Humboldt Bancorp Statutory Trust II                             Connecticut
           Humboldt Bancorp owns either directly or indirectly 100% of the voting stock of each subsidiary listed above.

23.1     Consent of KPMG LLP
23.2     Consent of Richardson and Company
23.3     Consent of Perry-Smith LLP

---------------

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

(4) Previously filed on November 12, 1999, with the Company's filing on Form S-4 (File No. 333-90925).

(5) Previously filed on February 7, 2000, with the Company's pre-effective amendment no. 1 to Form S-4 (File No. 333-90925).

(6) Filed on November 14, 2000, with the Company's Form 10-Q for the quarter ended September 30, 2000.

(7) Previously filed on November 14, 2000, with the Company's filing on Form S-4 (File No. 333-49866).

(8) Previously filed on January 14, 2001, with the Company's filing on pre-effective amendment no. 1 to Form S-4 (File No. 333-49866).