Form 10-Q
period 2002-03-31
HUMBOLDT BANCORP
filed 2002-05-15
CIK 1008554

                              UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

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

                                 YES [X] NO [ ]

                  Common stock, no par value: 10,532,753 shares
                        outstanding as of April 26, 2002

                                      INDEX

PART I  Financial Information

          Item 1. Financial Statements

          Consolidated Balance Sheets (unaudited) at March 31, 2002 and December
               31, 2001

          Consolidated  Statements  of Income  (unaudited)  for the Three Months
               Ended March 31, 2002 and 2001

          Consolidated Statements of Cash Flows (unaudited) for the Three Months
               Ended March 31, 2002 and 2001

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

Part 1 - Financial Information
Item 1 - Financial Statements


                                               HUMBOLDT BANCORP AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS


                                                                                        March 31,        December 31,
                                                                                          2002              2001
                                                                                    ------------------------------------
                                                                                            (dollars in thousands)
                                                                                                 (unaudited)
ASSETS
        Cash and due from banks                                                         $49,819            $54,567
        Interest-bearing deposits in other banks                                          1,035                920
        Investment securities available-for-sale, at fair value                         161,641            172,473
        Loans and leases                                                                679,818            664,332
        Less:  allowance for loan and lease losses                                        9,963              9,765
                                                                                    ------------------------------------
                Net loans                                                               669,855            654,567
        Premises and equipment, net                                                      18,275             19,270
        Net assets of discontinued operations                                               498              6,669
        Accrued interest receivable and other assets                                     48,283             49,278
                                                                                    ------------------------------------

                TOTAL ASSETS                                                           $949,406           $957,744
                                                                                    ====================================


LIABILITIES
        Deposits
                Noninterest-bearing                                                    $215,980           $213,092
                Interest-bearing                                                        580,183            593,994
                                                                                    ------------------------------------
                        Total deposits                                                  796,163            807,086

        Accrued interest payable and other liabilities                                   15,895             18,122
        Borrowed funds                                                                   48,435             45,560
        Guaranteed Preferred Beneficial Interests in Company's
        Junior Subordinated Debentures Trust Preferred (Securities)                      20,150             20,150
                                                                                    ------------------------------------
                TOTAL LIABILITIES                                                       880,643            890,918


STOCKHOLDERS' EQUITY
        Common stock, no par value; 50,000,000 shares
        authorized, 10,325,953  shares in 2002 and 10,460,796
        shares in 2001 issued and outstanding                                            65,709             67,459
        Retained earnings (accumulated deficit)                                           1,988             (1,021)
        Accumulated other comprehensive income                                            1,066                388
                                                                                     ------------------------------------
                TOTAL STOCKHOLDERS' EQUITY                                               68,763             66,826
                                                                                     ------------------------------------
                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $949,406           $957,744
                                                                                     ====================================

                     See accompanying notes to the consolidated financial statements


                               HUMBOLDT BANCORP AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the three months ended March 31, 2001 and 2002


                                                                        2002         2001
                                                                   ----------------------------
                                                                     (dollars in thousands)
                                                                          (unaudited)

INTEREST INCOME

        Interest and fees on loans and leases                        $13,330       $14,211
        Interest and dividends on investment securities
                Taxable                                                1,710         1,698
                Exempt from Federal income tax                           360           411

        Interest on deposits                                               7           443
                Total Interest Income                                 15,407        16,763
INTEREST EXPENSE
        Interest on deposits                                           3,713         6,927
        Interest on borrowed funds and other                             912           831
                Total Interest Expense                                 4,625         7,758
                        NET INTEREST INCOME                           10,782         9,005
        Provision for loan and lease losses                              446           794
                NET INTEREST INCOME AFTER PROVISION
                FOR LOAN AND LEASE LOSSES                             10,336         8,211

NON-INTEREST INCOME
        Fees and other income                                          5,192         5,474
        Service charges on deposit accounts                            1,153         1,351
        Net gain on sale of loans                                        353            88
        Net investment securities gain                                     -           126
                Total Non-interest Income                              6,698         7,039

OTHER EXPENSES
        Salaries and employee benefits                                 6,144         5,679
        Net occupancy and equipment expense                            1,575         1,305
        Merger Related Items                                             -           3,531
        Other expenses                                                 5,007         4,101
                Total Other Expenses                                  12,726        14,616
                Income Before Income Taxes                             4,308           634
        Provision for income taxes                                     1,299           461

                NET INCOME CONTIUING OPERATIONS                        3,009           173
                DISCONTINUED OPERATIONS
                Loss on disposal of discontinued operations,
                net of tax                                                 -        (1,062)
                      NET INCOME (LOSS)                               $3,009         ($889)

EARNINGS (LOSS) PER SHARE - BASIC:
        Continuing Operations                                          $0.29         $0.02
        Discountined Operations                                            -         (0.11)
        Net income (loss)                                                            $0.29        ($0.09)

EARNINGS (LOSS) PER SHARE - DILUTED:
        Continuing Operations                                          $0.28         $0.02
        Discountined Operations                                            -         (0.10)
        Net income (loss)                                              $0.28        ($0.08)

BASIC SHARES OUTSTANDING                                              10,425        10,330
DILUTED SHARES OUTSTANDING                                            10,815        10,900


                See accompanying notes to the consolidated financial statements

                                     HUMBOLDT BANCORP AND SUBSDIARIES
                                          STATEMENTS OF CASH FLOWS
                               For the three months ended March 31 2002 and 2001


                                                                                    2002                   2001
                                                                               --------------------------------------
                                                                                        (dollars in thousands)
                                                                                                (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                                  3,009                  (889)
Adjustments to reconcile net income
to net cash provided by operating activities:

Discontinued Operations - BFS                                                          -                 1,062
Depreciation and amortization                                                      1,599                 1,169
Provision for loan loss                                                              446                   794
Loss/(gain) on sale of securities                                                      -                  (126)
Net change in  other assets                                                          206                 1,897
Net change in other liabilities                                                   (2,227)                  (86)
Net change in loans held for sale                                                      -                  (101)
Net gain on sale of loans                                                           (353)                  (88)
                                                                               --------------------------------------
      Net cash provided by operating activities                                    2,630                 3,632

CASH FLOWS FROM INVESTING ACTIVITIES, NET OF PURCHASE ACQUISITIONS:

Proceeds from sale/maturities of securities available for sale                    12,434              49,014
Proceeds from maturities of securities held to maturity                                -                 355
Purchases of securities available for sale                                        (1,000)            (28,457)
Purchases of securities held to maturity                                               -                (155)
Net change in loans                                                              (15,391)            (15,381)
Federal funds sold, net                                                                -             (30,225)
Net change in interest-bearing deposits in banks                                    (115)               (901)
Investment in leasing company                                                       (250)             (8,533)
Proceeds from sale of foreclosed real estate                                          35                   -
Proceeds from disposal of premises and equipment                                     657                   -
Purchases of bank premises and equipment                                            (431)             (1,233)
                                                                               -------------------------------------
      Net cash used in investing activities                                       (4,051)            (35,509)

CASH FLOWS FROM FINANCING ACTIVITIES, NET OF PURCHASE ACQUISITIONS

Net change in deposits                                                           (10,923)             30,533
Payments on borrowed funds                                                          (386)            (15,024)
Proceeds from borrowed funds                                                       9,682               2,188
Purchase of common stock                                                          (2,044)                  -
Proceeds of issuance of trust prefered stock                                           -               5,000
Proceeds from issuance of stock                                                      294                 222
                                                                               -------------------------------------
      Net cash (used in) provided by financing activities                         (3,377)             22,919
                                                                               -------------------------------------
Net change in cash and cash equivalents                                           (4,748)             (8,958)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  54,567              60,126
                                                                               --------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 49,819            $ 51,168
                                                                               ======================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                                       $ 4,725             $ 7,906
  Income Taxes                                                                         -                 235
Non-cash transactions
  Unrealized holding gains on securities                                          (1,169)               (541)
  Deferred income taxes on unrealized holding gains
   and losses on securities                                                          491                 221
  Loans Transferred to REO                                                           417                 480
  Payments on debt associated with discontinued operation                          6,421                   -

                          See accompanying notes to the consolidated financial statements

                                        HUMBOLDT BANCORP AND SUBSIDIARIES
                                   STATEMENTS OF OTHER COMPREHENSIVE INCOME
                              For the three months ended March 31 2002 and 2001

                                                                                         2002         2001
                                                                                ------------------------------------
                                                                                        (dollars in thousands)
                                                                                             (unaudited)

Net income (loss)                                                                       $3,009       $ (889)

Other comprehensive income:
        Unrealized holding gains on securities available for sale                          777          657
        Net unrealized holding gains in interest rate swaps
          qualifying as cash flow hedges                                                   393            -
        Reclassification adjustment for realized gains
          on securities transactions                                                         -         (126)
          Total other comprehensive income before income taxes                           1,170          531

Income tax expense (benefit) related to the above items:
        Unrealized holding gains on securities available for sale                          317          240
        Net unrealized holding gains in interest rate swaps
          qualifying as cash flow hedges                                                   175            -
        Reclassification adjustment for realized gains
          on securities transactions                                                         -          (41)
          Total income tax expense                                                         492          199
          Net other comprehensive income                                                   678          332
          Total comprehensive income                                                   $ 3,687       $ (541)

            See accompanying notes to the consolidated financial statements

Humboldt Bancorp and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Significant Accounting Policies

     The accounting and financial reporting policies of Humboldt Bancorp ("Humboldt") and its subsidiaries conform to generally accepted accounting principles and general banking industry practices. The consolidated financial statements have not been audited and all material intercompany balances and transactions have been eliminated. A more detailed description of Humboldt's accounting policies is included in the 2001 annual report filed on Form 10-K.

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


Note 2 - Per Share Data

     Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income available to common shareholders and assumed conversions by the weighted average number of common shares plus common equivalent shares outstanding including dilutive stock options. The following table provides a reconciliation of the basic and dilutive earnings per share computations for the three months ended March 31, 2002 and 2001.



Table 1 - Earnings Per Share

                                                                      For the Three Months
                                                                         Ended March 31,
(In thousands, except per share data)                                2002           2001
------------------------------------------------------------------------------------------------
Basic earnings per share:
        Weighted average shares outstanding                        10,425          10,330
        Net income (loss)                                         $ 3,009            (889)
        Net income from continuing operations                     $ 3,009             173
        Basic earnings (loss) per share                           $  0.29           (0.09)
        Basic earnings per share - continuing operations          $  0.29            0.02

Diluted earnings per share:
        Weighted average shares outstanding                        10,425          10,330
        Net effect of the assumed exercise of
           stock options based on the treasury
           stock method using average market
           price for the period                                       390             570
        Total weighted average shares and common                --------------------------------
           stock equivalents outstanding                           10,815          10,900

        Net income (loss)                                         $ 3,009            (889)
        Net income from continuing operations                     $ 3,009             173
        Diluted earnings (loss) per share                         $  0.28           (0.08)
        Diluted earnings per share - continuing operations        $  0.28            0.02


Note - 3 - Segment Information

     Through March 31, 2002, Humboldt operated in two principal industry segments: retail banking and merchant bankcard department. Humboldt's core retail banking segment includes commercial, commercial real estate, construction, and permanent residential lending along with all depository activities. Humboldt's merchant bankcard department segment provides services for approximately 99,000 merchants throughout the United States.

Table 2 - Business Segments

                                                   For the three months ended
                                                         March 31, 2002

                                                          Merchant
                                        Retail            Bancard
                                       Banking            Service               Total
                                      --------------------------------------------------
                                                   (Dollars in thousands)

Non-interest income                   $  2,250            $  4,448            $  6,698
Interest income                         15,330                  77              15,407
Interest expense                         4,591                  34               4,625
Interest income/(expense) allocation      (386)                386                   0
Segment profit, before taxes   (1)       3,083               1,225               4,308
Additions to reserves for potential
  losses                                   446                  87                 533
Segment assets                         854,206              95,200             949,406

                                                         March 31, 2002

                                                          Merchant
                                        Retail            Bancard
                                       Banking           Service               Total
                                      ---------------------------------------------------
                                                   (Dollars in thousands)

Non-interest income                   $  1,937            $  5,102            $  7,039
Interest income                         16,673                  90              16,763
Interest expense                         7,684                  74               7,758
Interest income/(expense) allocation      (407)                407                   0
Segment profit, before taxes   (1)       1,931               2,234               4,165
Additions to reserves for potential
   losses                                  794                 129                 923
Segment assets                         787,287              84,612             871,899

(1) Excludes merger related charges and discontinued operations


Note 4 - Formation of HB Investment Trust

     During the first quarter of 2002, the company formed and funded HB Investment Trust (HBIT), a Maryland real estate investment trust, as a wholly owned subsidiary of Humboldt Bank. HBIT provided Humboldt Bank with flexibility in raising capital. Humboldt Bank contributed loans with a net book value of $216.5 million, and cash of $750,000 in exchange for 100% of the common and preferred stock in HBIT. As of March 31, 2002, the net income, assets, and equity of HBIT are eliminated in consolidation.

Note 5 - Discontinued Operations

     During the first quarter of 2001, Humboldt completed a review of strategic alternatives available for Bancorp Financial Services, Inc. ("BFS"), a wholly owned subsidiary that engaged in sale and servicing of small ticket equipment leases and the origination and servicing of indirect automobile loans. The result of this evaluation was the classification of BFS as a discontinued operation, based on management's expectation that the company would be sold as a going concern. The first quarter 2001 financial results included a loss on discontinued operations $1.1 million, which included the after-tax operating loss of BFS and a reserve for the expected loss on the sale of the company of approximately $700,000. During the second quarter of 2001, it was determined that the prospects for the sale of BFS as a going concern were unlikely and management implemented a plan to wind down the operations of BFS in an orderly manner. For the year ended December 31, 2001, Humboldt recognized a loss on discontinued operations of $14.0 million. There was no gain or loss on discontinued operations for the three months ended March 31, 2002. The discontinuance of the leasing business has been accounted for under Accounting Principles Board ("APB") Opinion No. 30, and accordingly, the results of this operation are classified as discontinued in all periods presented.

     During the first quarter of 2002, BFS completed the transfer of the Class C lease-backed notes with a carrying value of $3.9 million to a third party in exchange of a reduction in the related secured debt of a like amount. BFS has a remaining loan obligation to the third party of approximately $1.2 million, which, according to the terms of the borrowing agreement, will only be repaid upon the receipt of cash flows from retained interest assets by BFS in the future. During the fourth quarter of 2001, Humboldt Bancorp assumed certain debts of BFS owed to commercial banks. These obligations are unsecured and the agreements provide for scheduled monthly principal and interest payments over a period of three years. At March 31, 2002, the aggregate balance of these borrowings was $2.0 million.

     As of March 31, 2001, BFS had total assets of $3.3 million, which included cash of $1.2 million, lease receivables of $1 million, deferred tax assets of $600,000 and other assets of $500,000. Total liabilities as of December 31, 2001 were $2.8 million and included, non-bank secured borrowings of $762,000, security deposits of $1.1million lease and loan payment servicing liabilities of $259,000, wind down accruals of $441,000 and other liabilities of $182,000.

     During the second quarter of 2002, Humboldt established accruals for the expected cost of winding down the operations of BFS, including severance, operating costs and professional fees. At March 31, 2002, the aggregate remaining balance of the accruals was $441,000. Management believes this accrual is sufficient to cover the remaining wind-down costs.

Part I Item II

Management's  Discussion and Analysis of Financial  Condition and
Results of Operations

Forward - Looking Statements

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

Overview

     Humboldt Bancorp ("Humboldt") is a bank holding company registered under the Bank Holding Company Act of 1956. As of March 31, 2002, Humboldt had the following Commercial Bank subsidiaries:

        Table 3 - Total Assets by Bank

        Subsidiary Name                 Total Assets (000's)

        Humboldt Bank                          $532,951
        Tehama Bank                            $257,686
        Capitol Valley Bank                    $203,351


     Total consolidated assets at March 31, 2002 were $949 million, compared with $958 million at December 31, 2001, a decrease of 4% on an annualized basis. During the first quarter of 2001, Humboldt adopted a plan whereby Bancorp Financial Services, Inc. is classified as a discontinued operation. Additional information regarding this is provided under the Discontinued Operations section below.

Results of Continuing Operations

     For the three months ended March 31, 2002, Humboldt reported net income of $3.0 million, or $0.28 per diluted share, compared to a net loss of $900,000, or $0.08 per diluted share, for the same period in 2001. Humboldt reported net income from continuing operations for the first three months of 2002 of $3.0 million, or $0.28 per diluted share, compared with $173,000, or $0.02 per diluted share, for the same period in 2001. The first quarter 2002 operating results produced a return on average shareholders' equity and return on average assets of 17.87% and 1.29%, respectively, compared with 16.23% and 1.40%, respectively, for the same period in 2001 (Exclusive of merger-related expenses and loss on discontinued operations).

     The following table summarizes the components of income and expense for the three months of 2002 and 2001 and the changes in those components for the periods presented.

        Table 4 - Condensed Consolidated Statements of Income
        (in thousands, except per share data)

                                                               For the Three Months Ended                        Percent
                                                                     Ended March 31              Change          Increase
                                                                   2002            2001          Amount         (Decrease)
Summary of Operations
Interest income                                                 $ 15,407          16,763         (1,356)            -8%
Interest expense                                                   4,625           7,758         (3,133)           -40%
Net Interest Income                                               10,782           9,005          1,777             20%
Provision for loan losses                                            446             794           (348)           -44%
Net interest income after provision for loan losses               10,336           8,211          2,125             26%
Non-interest income                                                6,698           7,039           (341)            -5%
Non-interest expense                                              12,726          11,085          1,641             15%
Merger-related expenses                                                -           3,531         (3,531)             nm
Income before taxes                                                4,308             634          3,674              nm
Income taxes                                                       1,299             461            838            182%
Net income  from continuing operations                             3,009             173          2,836              nm
Income (loss) on discontinued operations, net of tax                   -          (1,062)         1,062              nm
Net income (loss)                                                $ 3,009            (889)         3,898              nm
Net operating income*                                              3,009           2,935             74              3%


        *Excluding merger related charges and income (loss) on discontinued operations.
        nm - not meaningful

Net Interest Income

     Net interest income is the largest source of Humboldt's operating income. Net interest income was $10.8 million for the three months ended March 31, 2002, an increase of 20% over the comparable period in 2001. The increase in net interest income for the three months ended March 31, 2002 is primarily attributable to increases in outstanding average interest earning assets over the comparable prior year period.

     For the three months ended March 31, 2002, the net interest margin (net interest income as a percentage of average interest earning assets) on a fully-tax equivalent basis was 5.30%, and increase of 32 basis points over the comparable prior year period. The following table shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned (on a fully-tax equivalent basis) and paid by Humboldt on those assets and liabilities for the three month periods ended March 31, 2002 and 2001:

Table 5 - Average Consolidated Balance Sheets and Net Interest Analysis Fully taxed-equivalent basis
(in thousands)

                                                                      For the Three Months Ended
                                                        March 31, 2002                          March 31, 2001
                                            -------------------------------------------------------------------------------
                                              Average       Interest       Avg.       Average       Interest      Avg.
                                              Balance         (1)          Rate       Balance         (1)         Rate
                                            ------------  ------------ -------------------------  ------------ ------------
Assets:
Interest-earning assets:
  Loans, net of unearned income (2)           $ 661,996        13,330      8.17%     582,704        14,086        9.80%
  Investment securities                         174,746         2,250      5.22%     132,030         2,410        7.40%
  Federal funds sold
    and other interest income                     1,893             7      1.50%      35,458           480        5.49%
                                            --------------------------------------------------------------------------------
Total interest-earning assets/interest income   838,635        15,587      7.54%     750,192        16,976        9.18%
                                            --------------------------------------------------------------------------------
Non-interest-earning assets:
  Allowance for loan losses                      (9,821)                              (8,532)
  Cash and due from banks                        46,936                               51,375
  Premises and equipment                         18,904                               19,288
  Goodwill and deposit intangibles                7,517                                3,416
  Other assets                                   45,618                               34,384
                                            ------------                          ------------
Total assets                                  $ 947,789                              850,123
                                            ============                          ============
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
  Interest-bearing deposits:
    Transaction accounts                       $ 47,951           26       0.22%      40,740            80        0.80%
    Savings deposits                            237,135          894       1.53%     161,559         1,447        3.63%
    Certificates of deposit                     296,286        2,793       3.82%     361,488         5,402        6.06%
    Individual Retirement Accounts
                                            ---------------------------------------------------------------------------------
    Total interest-bearing deposits             581,372         3,713         2.59%     563,787         6,929        4.98%
                                            ---------------------------------------------------------------------------------

Federal Home Loan Bank advances                  40,648           392         3.91%      28,707           399        5.64%
Other borrowings (3)                             30,172           520         6.99%      19,890           430        8.77%

                                            --------------------------------------------------------------------------------
  Total borrowed funds                           70,820           912         5.22%      48,597           829        6.92%
                                            --------------------------------------------------------------------------------
Total interest-bearing liabilities/
  interest expense                              652,192         4,625         2.88%     612,384         7,758        5.14%
Non-interest-bearing liabilities:
  Non-interest-bearing deposits                 203,372                                 163,503
  Other liabilities                              23,948                                     875
                                            ------------                            ------------
  Total liabilities                             879,512                                 776,762
                                            ------------                            ------------
Stockholders' equity                             68,277                                  73,361
                                            ------------                            ------------
Total liabilities
  and stockholders' equity                    $ 947,789                                 850,123
                                            ============                            ============
Net interest-rate spread                                                      4.66%                                  4.04%
Impact of non-interest bearing
  sources and other changes in
  balance sheet composition                                                   0.64%                                  0.94%
                                                                       -------------                           ------------
Net interest income /
  margin on interest-earning assets (4)                      $ 10,962         5.30%                     9,218        4.98%
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

Table 6 - Change in Interest Income and Expense on a Tax Equivalent Basis (in thousands)

                                                                  Three Months Ended March 31,
                                                                    2002 Compared to 2001
                                                                    Increase (Decrease)
                                                              in interest income and expense
                                                                     due to changes in:

                                                                Volume        Rate        Total
Interest-earning assets:
  Loans and leases:                                            $ 1,590       (2,471)       (881)
  Investment securities:                                           550         (710)       (160)
  Federal funds sold & other interest income                      (124)        (312)       (436)
                                                           -------------------------------------

  Total interest-earning assets / interest income                2,014       (3,493)     (1,479)

Interest-bearing liabilities:
   Transactions accounts                                             4          (58)        (54)
   Savings deposits                                                284         (837)       (553)
   Certificates of deposit                                        (614)      (1,993)     (2,607)
                                                           -------------------------------------

      Total interest-bearing deposits                             (326)      (2,888)     (3,214)
   FHLB advances                                                   115         (122)         (7)
   Other borrowings                                                177          (89)         88
                                                           -------------------------------------

       Total borrowed funds                                        292         (211)         81
                                                           -------------------------------------

  Total interest-bearing liabilities                               (32)      (3,099)     (3,133)
                                                           -------------------------------------

  Increase (decrease) in net interest income                   $ 2,046         (394)      1,654
                                                           =====================================

Provision for Loan Loss

     The provision for loan losses was $446,000, or 0.27% of average loans on an annualized basis, for the three months ended March 31, 2002, compared with $794,000, or 0.55% of average loans, for the same period in 2001. During the first quarter of 2001, a special charge to the provision for loan losses was taken in connection with the Tehama Bancorp merger in order to conform Tehama Bank credit policies to those of Humboldt. Net charge-offs for the three months ended March 31, 2002 were $248,000, or 0.15% of average loans on an annualized basis, compared to $560,000 or .24% of average loans for the same period in 2001. The ratio of allowance for loan losses to total loans was 1.47% at March 31, 2002 and December 31, 2001.

     The  provision  for loan  losses  and  allowance  for loan  losses  reflect management's consideration of the various risks in the loan portfolio. Additional discussion of loan quality and the allowance for loan losses is provided in the Asset Quality discussion section of this report.

Non-interest Income

     Non-interest income for the three months ended March 31, 2002 was $6.7 million, a decrease of $300,000, or 5%, over the comparable 2001 period. The following table summarizes the major categories of non-interest income for the three months ended March 31, 2002 and 2001 and the changes in those components for the periods presented:

Table 7 -Other Non-Interest Income
(In thousands)

                                                For the Three Months Ended March 31,
                                                                  Change      Change
                                               2002         2001       Amount      Percent
                                          ---------------------------------------------------
Merchant processing fees                    $ 4,307      $ 4,231          76          2%
ATM fees                                        606          840        (234)       -28%
Bank-owned life insurance                       192          212         (20)        -9%
Service charges on deposit accounts             547          511          36          7%
Gain on sale of loans                           353           88         265        301%
Gain (loss) on sale of securities                 -          126        (126)       100%
Other                                           693        1,031        (338)       -63%
   Total other non-interest income          $ 6,698      $ 7,039        (341)       -33%


     The decrease in non-interest income is attributable to the recording of a gain in the first three months of 2001, offset partially by an increase in merchant processing fees. Gains on the sale of loans recorded during the three months ended March 31, 2002 were $353,000, an increase of $265,000 over the same period in 2001 due to growth of Humboldt's SBA loan origination business.

     ATM fees decreased by $234,000 or 28%, as the result of Humboldt's decision to exit the ATM funding business. This process is expected to by substantially completed by June 30, 2002. Management does not expect the decision to exit the ATM funding business will have a significant impact on the results of operations due to a decrease in related operating expenses and the implementation of a strategy to reduce reserve requirements through the reclassification of certain deposit account balances.

Non-interest Expense

     For the three months ended March 31, 2002, non-interest expense totaled $12.7 million, a decrease of $1.9 million, or 13%, over the same period in 2001. Included in non-interest expense for the first three months of 2001 was $3.5 million of operating expenses related to the merger with Tehama. These expenses consisted primarily of professional fees, data processing expenses, compensation arrangements and depreciation of equipment. Excluding the merger-related expenses, non-interest expense increased by 14% during the first three months of 2002 over the same period in 2001.

     Salary and employee benefit expense, which represents the single largest component of non-interest expense, increased by $465,000, or 8%, in the three months ended March 31, 2002, over the comparable 2001 period. This increase is primarily attributed to a rise in group health insurance rates and normal cost of living salary adjustments.

     Occupancy and equipment expense, excluding merger-related expense, for the three months ended March 31, 2002 increased by $270,000 or 20% over the same period in 2001. This increase is primarily attributed to repairs and maintenance of various premises and depreciation expense related to new technology initiatives.

     Other non-interest expense, excluding merger-related expense, for the three months ended March 31, 2002 increased by $906,000 or 22% over the same period in 2001. This increase is primarily attributed to expenses associated with the new CEO search and the proposed charter consolidation.

     The efficiency ratio, which is a measure of operating expenses excluding non-recurring expenses as a percentage of operating revenues, was 72.8% for the three months ended March 31, 2002 as compared to 69.6% for the same period in 2001.

Income  Taxes
     Income tax expense for the three months ended March 31, 2002 was $1.3 million, compared with $461,000 thousand for the same period in 2001. The effective tax rate (income tax expense as a percentage of pre-tax net income) for the three months ended March 31, 2002, was 30.2% compared to 32.4% for the comparable 2001 period. The reduction of effective tax rate is attributable to one full month of tax benefit associated the HB Investment Trust (See Note 4 - Formation of HB Investment Trust).

Investment Securities
     Average securities for the first three months of 2001 were $175 million, a increase of $43 million, or 33%, over the comparable 2001 period. During the first quarter of 2001, Humboldt conducted a quarterly review of its securities portfolio in consideration of recent changes in market interest rates, loan demand and other factors. As a result of these reviews, certain investment securities totaling approximately $42 million were sold during the first three months of 2001, resulting in gains on sale of $126,000. Humboldt had no sales or gains during the first quarter of 2002.

Loans
     Humboldt experienced annualized loan growth of 9% for the three month period ended March 31, 2002. This growth was the result of continued favorable economic conditions in Humboldt's primary market areas, in particular the greater Sacramento, California region. Total loans were $680 million at March 31, 2002, compared to $664 million at December 31, 2001. Average loans for the three months ended March 31, 2002, were $662 million, compared to $583 million for the same period of 2001. The average yield on loans for the three months ended March 31, 2002 was 8.17%, compared to 9.80% for the same period in 2001. The decrease in the average yield on loans is primarily due to the general decline in market interest rates. The average prime rate, the benchmark index for a substantial percentage of Humboldt loans for the first three months of 2002 was 4.75 as compared to 8.65% during the same period in 2001.

Asset Quality
     Non-performing assets, which include non-accrual loans, loans past-due 90 days or more and still accruing interest and other real estate owned totaled $5.4 million at March 31, 2002, compared to $4.6 million at December 31, 2001. Total non-performing loans at March 31, 2002, increased by $401,000 over the year-end 2001 level. Non-performing loans at March 31, 2002 consisted primarily of loans secured by real estate that are generally well secured and in the process of collection. Other real estate owned at March 31, 2002 totaled $549,000, compared to $166,000 at December 31, 2001.

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

     The following table presents information about Humboldt's non-performing assets, including quality ratios:

Table 8- Non-Performing Assets
(in thousands)


                                                        March 31,                December 31,                March 31,
                                                         2002                      2001                       2001
                                                    -------------------------------------------------------------------------
Non-accrual loans                                   $    2,416                     2,915                      1,742
Loans past due 90 days or more and
    still accruing                                       2,460                     1,560                      3,199
                                                    -------------------------------------------------------------------------
    Total non-performing loans                           4,876                     4,475                      4,941
Other real estate owned                                    549                       166                      1,161
                                                    --------------------------------------------------------------------------
     Total non-performing assets                    $    5,425                     4,641                      6,102
                                                    ==========================================================================

Total non-performing loans as a percentage
     of total loans                                       0.72%                    0.67%                      0.83%
Total non-performing assets as a percentage
     of total assets                                      0.57%                    0.48%                      0.70%


     The  decrease  in  non-accrual   loans  from  year-end  2001  is  primarily
attributable to loan charge offs and strong collection efforts.

     At March 31, 2002, Humboldt had approximately $6.5 million of outstanding loans that were not included in the past-due or non-accrual categories, but for which management had knowledge that the borrowers had certain identified weaknesses based on Humboldt's internal risk rating system. Although these weaknesses are serious enough for management to be uncertain of the borrowers' ability to comply with the original repayment terms of the loans, no losses are anticipated at this time in connection with these loans based on current market conditions, cash flow generation and collateral values. These loans are subject to routine management review and are considered in determining the adequacy of the allowance for loan losses.

     The allowance for loan and lease losses ("ALL") at March 31, 2002 totaled $10.0 million, an increase of $198,000, or 8%, from December 31, 2001. The ratio of ALL to total loans at March 31, 2002 was 1.47%, compared with 1.44% at March 31, 2001 and 1.47% at December 31, 2001. At March 31, 2002 and December 31, 2001, the ratio of ALL to total non-performing loans was 204% and 218%, respectively.

     The following table provides an analysis of the changes in the ALL for the three months ended March 2002 and 2001 respectively.


Table 9 -  Summary of Loan Loss Experience
(in thousands)

                                                                        Three Months Ended
                                                                             March 31
                                                                  2002                     2001
                                                            --------------------------------------------

Balance beginning of period                                    $ 9,765                    8,368
Provision for loan losses                                          446                      794
Loans charged-off                                                 (464)                    (620)
Charge-off recoveries                                              216                       60
Net charge-offs                                                   (248)                    (560)
Balance end of period                                          $ 9,963                    8,602
                                                            =============================================
                                                              March 31,              December 31,
                                                                2002                      2001
Total loans:
   At period end                                              $ 679,818                  664,332
   Average (Three months for 2002)                            $ 661,996                  616,159
As a percentage of average loans:
   Net charge-offs (annualized basis for 2002)                     0.15%                    0.24%
   Provision for loan losses (annualized basis for 2002)           0.27%                    0.47%
Allowance as a percentage of period end loans                      1.47%                    1.47%
Allowance as a percentage of non-performing loans                   204%                     218%


     Management believes that the ALL at March 31, 2002 is sufficient to absorb losses inherent in the loan portfolio. This assessment is based upon the best available information and does involve uncertainty and matters of judgment. Accordingly, the adequacy of the loan loss reserve cannot be determined with precision and could be susceptible to significant change in future periods.

     Humboldt also bears certain indirect credit risks related to its Merchant Bankcard segment, which provides VISA and Mastercard settlement services for approximately 99,000 merchants located throughout the United States. Accordingly, Humboldt has implemented active risk mitigation and management practices and established reserves for losses associated with merchant processing. At March 31, 2002, the reserves for merchant processing losses totaled $2.8 million, an increase of $100,000 from year-end 2001. For the first three months of 2001, Humboldt recognized net losses charged against the reserve of $32,000. During the first three months of 2002, Humboldt processed $1.2 billion of merchant processing transaction volume.

Deposits and Borrowed Funds

     Total deposits decreased by $11 million during the quarter ended March 31, 2002, an annual decrease of 7%.

     Total average non-interest bearing deposits for the three months ended March 31, 2002 were $203 million, an increase of $39 million, or 24%, from the same period in 2001.

     As of March 31,2002, Humboldt had $5 million of brokered deposits at a rate of 4.55% that matures in April 2002.

     Total average borrowed funds for the three months ended March 31, 2002 were $71 million, an increase of $21 million, or 43%, from the comparable 2001 period. Most of this increase is attributed to increased trust preferred securities issuance and net borrowings from the FHLB in order to fund growth of the loan portfolio. At March 31, 2002 Humboldt had aggregate FHLB borrowings of approximately $41 million.

Intangible Assets

     Upon adopting SFAS No 142, management reviewed the records from Humboldt's various acquisitions. At March 31, 2002, Humboldt's goodwill and other intangible assets totaled $7.8 million. Of this amount, $3.7 million represents goodwill that is no longer being amortized as of January 1, 2002 pursuant to SFAS No. 142.

Table 10 - Amortization of Intangibles
(In thousands)


                                                      As of March 31, 2002                        As of December 31, 2001
                                           ----------------------------------------------   --------------------------------------
                                                Gross                                          Gross                         Net
                                              Carrying       Accumulated    Net Carrying     Carrying      Accumulated    Carrying
                                                Value        Amortization     Value            Value       Amortization     Value
                                           ----------------------------------------------   --------------------------------------

Amortizable intangible assets:
  Unidentifiable intangibles                    $1,351            (248)      $1,103           $1,350           (171)      $1,179
  Core deposit intangibles                       6,032          (3,863)       2,169            6,037         (3,732)       2,305
                                           -------------------------------------------      ---------------------------------------
    Other intangible assets                      7,383          (4,400)       3,272            7,387         (3,903)       3,484
   Goodwill                                          -               -            -              497           (234)         263
                                           -------------------------------------------      ---------------------------------------
  Total amortizable intangible assets           $7,383          (4,111)      $3,272           $7,884         (4,137)      $3,747
                                           ===========================================      =======================================
  Unamortizable goodwill:                       $3,930            (234)       $3,696                -              -           -
                                           -------------------------------------------      ---------------------------------------

     In January 2002 Humboldt paid a contingent payment in the amount of $4.6 million related to the acquisition of Capitol Thrift & Loan in March 2000. The final payment resulted in the elimination of approximately $1.2 million of negative goodwill and the creation of a goodwill asset of $3.4 million. As of March 31, 2002, all of Humboldt's goodwill, totaling $3.7 million, is included in the commercial banking segment.

Accrual and estimated future amortization expense is as follows:


                                                Unidentifiable          Core Deposit
                                                  Intangibles            Intangibles            Goodwill        Total
Amortization expense:
    Three months ended March 31, 2002               $ 77                    $131                   -            $208
    Three months ended March 31, 2001                  5                     146                  66             217

Estimated amortization expense:
    Nine months ending December 31, 2002             380                     393                   -             650
    Year ending December 31,
             2003                                    334                     492                   -             826
             2004                                     58                     492                   -             550
             2005                                     58                     492                   -             550
             2006                                     58                     396                   -             454
             2007                                     58                     396                   -             454


The impact of the  adoption of SFAS No 142 on earnings  was $66,000 in the first
quarter  of  2001,   with  no  change  in  the  overall  Basic  or  Diluted  EPS calculations.

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

     Humboldt's balance sheet structure is primarily short-term with most assets (77%) and liabilities (77%) either repricing or maturing in five years or less. Management monitors the sensitivity of net interest income to changes in market interest rates by utilizing a simulation model. This model measures net interest income sensitivity and volatility to interest rate changes based on assumptions which management believes are reasonable. Factors considered in the simulation model include actual maturities, estimated cash flows, repricing characteristics, and the relative sensitivity of assets and liabilities to changes in market interest rates. The simulation model considers other factors that can impact net interest income, including the mix of earning assets and liabilities, yield curve relationships, customer preferences and general market conditions. Utilizing the simulation model, management can project the impact of changes in interest rates on net interest income.

     At March 31, 2002, Humboldt's simulation model indicated that net interest income would increase by .03% if interest rates increased by 200 basis points and would decrease by 0.80 % if interest rates fell by the same amount. Both of the simulation results are within the limits of Humboldt's policy.

     In order to assist with managing interest rate sensitivity, Humboldt has entered into off-balance sheet contracts that are considered derivative financial instruments. As of March 31, 2002, Humboldt had two such contracts, both of which are interest rate swap agreements. These agreements are classified as cash flow hedges, which require the fair value of each swap agreement to be recognized on the balance sheet with the offset recorded as a component of other comprehensive income in stockholder's equity. Capital Resources and Liquidity


Table 11 - Interest Rate Swap Contracts
As of March 31, 2002
(In thousands)

Maturity Date                   Notional Amount         Rate Paid               Rate Received           Fair Value
January 2005                       $25,000                4.75%                      6.72%             (1)    $255
December 2006                      $10,000                8.42%                      5.49%             (2)    $284

(1) Variable rate based on Prime
(2) Variable rate based on 3 month LIBOR plus 360 basis points

     The following table shows Humboldt's capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution at March 31, 2002 and December 31, 2001:

Table 12 - Capital Ratios

                                                         March 31,                       December 31,
                                                            2002                             2001

Leverage ratio                                              8.57%                            8.68%
    Regulatory minimum                                      4.00%                            4.00%
    Well-capitalized minimum                                5.00%                            5.00%
Tier I risk-based capital                                   10.24%                           10.76%
    Regulatory minimum                                      4.00%                            4.00%
    Well-capitalized minimum                                6.00%                            6.00%
Total risk-based capital                                    11.49%                           12.01%
    Regulatory minimum                                      8.00%                            8.00%
    Well-capitalized minimum                                10.00%                           10.00%


On February 6, 2002, Humboldt announced the authorization of a stock repurchase for up to 500,000 shares. As of March 31, 2002, a total of 206,800 shares had been repurchased.

     Liquidity measures the ability to meet current and future cash flow needs as they become due. Maintaining an adequate level of liquid funds, at the most economical cost, is an important component of Humboldt's asset and liability management program. Humboldt has several sources of available funding to provide the required level of liquidity, including deposits and short and long-term borrowings. Like most banking organizations, Humboldt relies primarily upon cash inflows from financing activities (deposit gathering, short-term borrowing and issuance of long-term debt) in order to fund its investing activities (loan origination and securities purchases). The financing activity cash inflows such as loan payments and securities sales and prepayments are also a significant component of liquidity. Humboldt's primary source of liquidity is from dividends received from the banks. Dividends from the banks are subject to certain regulatory restrictions.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes in Humboldt's quantitative and qualitative disclosures about market risk as of March 31, 2002 from that presented in Humboldt's Annual Report on Form 10-K for the year ended December 31, 2001.

                           PART II - OTHER INFORMATION

Item 1  -   Legal Proceedings - None

Item 2  -   Changes in Securities  - None

Item 3  -   Defaults Upon Senior Securities  - None

Item 4  - Submission of Matters to a vote of Security Holders  - None

Item 5  - Other Information  -  None

Item 6  -  Exhibits and Reports on Form 8-K -

     a) Exhibits

     10.22 Change in control severance agreement dated April 12, 2002 by and between Humboldt Bancorp and Patrick J Rusnak

     10.23 Employment agreement dated April 14,2002 by and between Humboldt Bancorp and Robert M Daugherty

     10.24 First Amendment to Employment Agreement between Humboldt Bancorp and Robert M Daugherty

     b) There were no reports filed on Form 8-K during this reporting period

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 15, 2002                    HUMBOLDT BANCORP


                                        /S/ Robert M. Daugherty
                                        ------------------------------------
                                        Robert M. Daugherty
                                        President and Chief Executive Officer



                                        /S/ Patrick J. Rusnak
                                        ------------------------------------
                                        Patrick J. Rusnak
                                        Chief Financial Officer