Form 10-Q
period 2002-06-30
HUMBOLDT BANCORP
filed 2002-08-19
CIK 1008554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to ___________

Commission file number 0-21656

HUMBOLDT BANCORP

(Exact name of registrant as specified in its charter)

California	93-1175466

(State of Incorporation)	(I.R.S. Employer Identification No.)

2998 Douglas Boulevard, Suite 330 Roseville, California	95661

Address of Principal Executive Offices	(Zip Code)

(916)-783-2812

(Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES           NO

Common stock, no par value: 10,484,884 shares
outstanding as of August 13, 2002

INDEX

PART I Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited) at June 30, 2002 and December 31, 2001

Consolidated Statements of Operations (unaudited) for the Three and Six Months Ended June 30, 2002 and 2001

Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2002 and 2001

Notes to Unaudited Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II Other Information

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Part 1 — Financial Information

Item 1 — Financial Statements

HUMBOLDT BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001
		(Restated)

	(dollars in thousands)
	(unaudited)
ASSETS

Cash and due from banks	$37,145	$54,567

Interest-bearing deposits in other banks	1,059	920

Investment securities available-for-sale, at fair value	176,126	172,473

Loans and leases	714,078	664,332

Less: allowance for loan and lease losses	10,468	9,765

Net loans	703,610	654,567

Premises and equipment, net	17,540	19,270

Net assets of discontinued operations	—	6,669

Accrued interest receivable and other assets	48,219	50,451

TOTAL ASSETS	$983,699	$958,917

LIABILITIES

Deposits

Noninterest-bearing	$212,657	$213,092

Interest-bearing	590,141	593,994

Total deposits	802,798	807,086

Accrued interest payable and other liabilities	22,252	21,539

Borrowed funds	68,708	45,560

Guaranteed Preferred Beneficial Interests in Company’s Junior Subordinated Debentures (Trust Preferred Securities)	20,150	20,150

Net liabilities of discontinued operations	54	—

TOTAL LIABILITIES	913,962	894,335

STOCKHOLDERS’ EQUITY

Common stock, no par value; 50,000,000 shares authorized, 10,366,000 shares in 2002 and 10,350,000 shares in 2001 issued and outstanding	65,485	67,459

Retained earnings (accumulated deficit)	1,876	(3,265)

Accumulated other comprehensive income	2,376	388

TOTAL STOCKHOLDERS’ EQUITY	69,737	64,582

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$983,699	$958,917

See accompanying notes to the consolidated financial statements

HUMBOLDT BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,

	2002	2001	2002	2001
		(Restated)		(Restated)

	(dollars in thousands)
	(unaudited)
INTEREST INCOME

Interest and fees on loans and leases	$13,593	$13,946	$26,923	$28,157

Interest and dividends on investment securities

Taxable	1,841	1,799	3,551	3,497

Exempt from Federal income tax	361	398	721	809

Interest on deposits	7	470	14	913

Total Interest Income	15,802	16,613	31,209	33,376

INTEREST EXPENSE

Interest on deposits	3,445	6,839	7,158	13,766

Interest on borrowed funds and other	983	757	1,895	1,588

Total Interest Expense	4,428	7,596	9,053	15,354

NET INTEREST INCOME	11,374	9,017	22,156	18,022

Provision for loan losses	642	583	1,088	1,377

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,732	8,434	21,068	16,645

NON-INTEREST INCOME

Fees and other income	5,281	5,906	10,473	11,380

Service charges on deposit accounts	992	973	2,145	2,324

Net gain on sale of loans	796	378	1,149	466

Net investment securities gain	296	30	296	156

Total Non-interest Income	7,365	7,287	14,063	14,326

OTHER EXPENSES

Salaries and employee benefits	6,560	6,728	13,378	12,736

Net occupancy and equipment expense	1,596	1,407	3,171	2,712

Merger Related Items	—	—	—	3,531

Other expenses	5,523	4,220	10,530	8,321

Total Other Expenses	13,679	12,355	27,079	27,300

Income Before Income Taxes	4,418	3,366	8,052	3,671

Provision for income taxes	1,281	1,047	2,377	1,392

NET INCOME CONTINUING OPERATIONS	3,137	2,319	5,675	2,279

DISCONTINUED OPERATIONS

Loss on wind-down of discontinued operations, net of tax	(276)	(13,532)	(276)	(14,594)

NET INCOME (LOSS)	$2,861	($11,213)	$5,399	($12,315)

EARNINGS (LOSS) PER SHARE — BASIC:

Continuing Operations	$0.30	$0.22	$0.55	$0.22

Discontinued Operations	($0.02)	($1.30)	($0.03)	($1.41)

Net income (loss)	$0.28	($1.08)	$0.52	($1.19)

EARNINGS (LOSS) PER SHARE — DILUTED:

Continuing Operations	$0.29	$0.21	$0.52	$0.21

Discontinued Operations	($0.03)	($1.25)	($0.02)	($1.34)

Net income (loss)	$0.26	($1.04)	$0.50	($1.13)

BASIC SHARES OUTSTANDING	10,322	10,336	10,373	10,333

DILUTED SHARES OUTSTANDING	10,890	10,807	10,853	10,853

See accompanying notes to the consolidated financial statements

HUMBOLDT BANCORP AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2002 and 2001

	2002	2001
		Restated

	(dollars in thousands)
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$5,399	$(12,315)

Adjustments to reconcile net income to net cash provided by operating activities:

Wind-down of discontinued Operations	276	14,954

Depreciation and amortization	2,935	2,031

Provision for loan losses	1,088	1,377

Gain on sale of securities	(296)	(156)

Net change in other assets	2,232	897

Net change in other liabilities	713	1,887

Net change in loans held for sale	—	373

Net gain on sale of loans	(1,149)	(466)

Net cash provided by operating activities	$11,198	$8,582

CASH FLOWS FROM INVESTING ACTIVITIES, NET OF PURCHASE ACQUISITIONS:

Proceeds from sale/maturities of securities available for sale	$62,126	$59,614

Proceeds from maturities of securities held to maturity	—	355

Purchases of securities available for sale	(62,743)	(50,328)

Purchases of securities held to maturity	—	(155)

Net change in loans	(48,982)	(41,223)

Federal funds sold, net	—	(15,880)

Net change in interest-bearing deposits in banks	(139)	(4,995)

Investing activities related to wind-down of discontinued operations	3,795	(13,606)

Proceeds from sale of foreclosed real estate	503	—

Proceeds from disposal of premises and equipment	846	—

Purchases of bank premises and equipment	(654)	(2,030)

Net cash used in investing activities	$(45,248)	$(68,248)

CASH FLOWS FROM FINANCING ACTIVITIES, NET OF PURCHASE ACQUISITIONS

Net change in deposits	$(4,288)	$61,064

Payments on borrowed funds	(9,683)	(16,352)

Proceeds from borrowed funds	32,831	3,688

Repurchase of common stock	(3,018)	—

Proceeds of issuance of trust preferred securities	—	5,000

Payments of cash dividends	(258)	—

Proceeds from issuance of stock for exercised options	1,044	88

Net cash provided by financing activities	16,628	53,488

Net change in cash and cash equivalents	(17,422)	(6,178)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,567	60,126

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,145	$53,948

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest	$9,543	$15,319

Income Taxes	—	4,335

Non-cash transactions

Unrealized holding gains on securities	2,820	586

Deferred income taxes on unrealized holding gains and losses on securities	832	205

Loans transferred to foreclosed property	$532	$480

See accompanying notes to the consolidated financial statements

HUMBOLDT BANCORP AND SUBSIDIARIES
STATEMENTS OF OTHER COMPREHENSIVE INCOME

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,

	2002	2001	2002	2001
		(Restated)		(Restated)

	(dollars in thousands)
	(unaudited)
Net income (loss)	$2,861	$(11,213)	$5,399	$(12,315)

Other comprehensive income:

Unrealized holding gains on securities available for sale	2,164	85	2,941	742

Net unrealized holding gains (losses) in interest rate swaps qualifying as cash flow hedges	(218)	—	175	—

Reclassification adjustment for realized gains on securities transactions	(296)	(30)	(296)	(156)

Total other comprehensive income before income taxes	1,650	55	2,820	586

Income tax expense (benefit) related to the above items:

Unrealized holding gains on securities available for sale	550	22	867	262

Net unrealized holding gains/(losses) in interest rate swaps qualifying as cash flow hedges	(123)	—	52	—

Reclassification adjustment for realized gains on securities transactions	(87)	(16)	(87)	(57)

Total income tax expense	340	6	832	205

Net other comprehensive income	1,310	49	1,988	381

Total comprehensive income	$4,171	$(11,164)	$7,387	$(11,934)

See accompanying notes to the consolidated financial statements

SIGNIFICANT ACCOUNTING DEVELOPMENT

On August 13, 2002, Humboldt announced in a press release that, during a review of existing contracts in connection with the pending sale of the Company’s proprietary merchant bankcard portfolio (the “MBC Portfolio”), it was determined that compensation expense related to certain employment agreements should have been recognized over each employee’s service period and not just at the time of a sale. The employment agreements, which were in effect since 1997, provided for two employees of the Company’s merchant bankcard division to earn an equity interest in the MBC Portfolio. As a result of the foregoing, Humboldt’s Form 10-K for the year 2001 will be restated from the amounts previously reported to reflect recognition of compensation expense based on management’s estimate of the value of MBC Portfolio as of the date of the financial statements. This report on Form 10-Q reflects the impact of this restatement for both the three and six-month periods ended June 30, 2001 and the three-month periods ended March 31, 2002 and 2001. Additional information regarding the restatement is provided in Note 7.

For purposes of the Form 10-K/A and Form 10-Q/A (the “Forms”), and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Humboldt has amended and restated in its entirety each item of the Forms that were affected by the restatement. In order to preserve the nature and character of the disclosures provided in the Forms as they were originally filed, no attempt was made to modify or update any disclosure except those required to reflect the effects of the restatement.

Humboldt Bancorp and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 — Significant Accounting Policies

         The accounting and financial reporting policies of Humboldt Bancorp (“Humboldt”) and its subsidiaries conform to generally accepted accounting principles and general banking industry practices. The consolidated financial statements have not been audited and all material intercompany balances and transactions have been eliminated. A more detailed description of Humboldt’s accounting policies is included in the 2001 annual report filed on Form 10-K.

         In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments are considered normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim periods.

Note 2 — Per Share Data

         Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income available to common shareholders and assumed conversions by the weighted average number of common shares plus common equivalent shares outstanding including dilutive stock options. The following table provides a reconciliation of the basic and dilutive earnings per share computations for the three and six months ended June 30, 2002 and 2001.

Table 1 — Earnings Per Share

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

(In thousands, except per share data)	2002	2001	2002	2001

Basic earnings per share:

Weighted average shares outstanding	10,322	10,336	10,373	10,333

Net income (loss)	$2,861	$(11,213)	$5,399	$(12,315)

Net income from continuing operations	$3,137	$2,319	$5,675	$2,279

Basic earnings (loss) per share	$0.28	$(1.08)	$0.52	$(1.19)

Basic earnings per share — continuing operations	$0.30	$0.22	$0.55	$0.22

Diluted earnings per share:

Weighted average shares outstanding	10,322	10,336	10,373	10,333

Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	568	471	480	520

Total weighted average shares and common stock equivalents outstanding	10,890	10,807	10,853	10,853

Net income (loss)	$2,861	$(11,213)	$5,399	$(12,315)

Net income from continuing operations	$3,137	$2,319	$5,675	$2,279

Diluted earnings (loss) per share	$0.26	$(1.04)	$0.50	$(1.13)

Diluted earnings per share — continuing operations	$0.29	$0.21	$0.52	$0.21

Note 3 — Segment Information

         Through June 30, 2002, Humboldt operated in two principal industry segments: retail banking and merchant bankcard services. Humboldt’s core retail banking segment includes commercial, commercial real estate, construction, and permanent residential lending along with all depository activities. Humboldt’s merchant bankcard department segment provides services for approximately 99,000 merchants throughout the United States.

Table 2 — Business Segments

	For the six months ended
	June 30, 2002

	Retail	Merchant Bancard
	Banking	Services	Total

	(Dollars in thousands)
Non-interest income	$5,175	$8,888	$14,063

Interest income	31,070	139	31,209

Interest expense	8,958	95	9,053

Interest income/(expense) allocation	(685)	685	—

Segment profit, before taxes (1)	6,547	1,505	8,052

Segment assets	$895,958	$87,741	$983,699

	For the six months ended
	June 30, 2001

	Retail	Merchant Bancard
	Banking	Services	Total

	(Dollars in thousands)
Non-interest income	$4,139	$10,187	$14,326

Interest income	33,208	168	33,376

Interest expense	15,221	133	15,354

Interest income/(expense) allocation	(827)	827	—

Segment profit, before taxes (1)	3,341	3,861	7,202

Segment assets	$806,796	$89,832	$896,628

(1)  Excludes merger related charges and discontinued operations

Note 4 — Formation of HB Investment Trust

         During the first quarter of 2002, the company formed and funded HB Investment Trust (“HBIT”), a Maryland real estate investment trust, as a subsidiary of Humboldt Bank. HBIT provides Humboldt Bank with flexibility in raising capital. Humboldt Bank contributed loans with a net book value of approximately $217 million, and cash of $750,000 in exchange for 100% of the common and preferred stock in HBIT. As of June 30, 2002, the net income, assets, and equity of HBIT are eliminated in consolidation.

Note 5 — Discontinued Operations

         During the first quarter of 2001, Humboldt completed a review of strategic alternatives available for Bancorp Financial Services, Inc. (“BFS”), a wholly owned subsidiary that engaged in sale and servicing of small ticket equipment leases and the origination and servicing of indirect automobile loans. The result of this evaluation was the classification of BFS as a discontinued operation, based on management’s expectation that the company would be sold as a going concern. The first quarter 2001 financial results included a loss on discontinued operations $1.1 million, which included the after-tax operating loss of BFS and a reserve for the expected loss on the sale of the company of approximately $700,000. During the second quarter of 2001, it was determined that the prospects for the sale of BFS as a going concern were unlikely and management implemented a plan to wind down the operations of BFS in an orderly manner. For the year ended December 31, 2001, Humboldt recognized a loss on discontinued operations of $14.0 million. During the first six months ended June 30, 2002, Humboldt recorded a $276,000 loss on discontinued operations. The discontinuance of the leasing business has been accounted for under Accounting Principles Board (“APB”) Opinion No. 30, and accordingly, the results of this operation are classified as discontinued in all periods presented.

         During the first quarter of 2002, BFS completed the transfer of the Class C lease-backed notes with a carrying value of $3.9 million to a third party in exchange for a reduction in the related secured debt of a like amount. BFS has a remaining loan obligation to the third party of approximately $1.2 million, which, according to the terms of the borrowing agreement, will only be repaid upon the receipt of cash flows from retained interest assets by BFS in the future. During the fourth quarter of 2001, Humboldt Bancorp assumed certain debts of BFS owed to commercial banks. These obligations are unsecured and the agreements provide for scheduled monthly principal and interest payments over a period of three years. At June 30, 2002, the aggregate balance of these borrowings was $1.8 million.

         During the second quarter of 2002, Humboldt completed the liquidation of all remaining leases and loans on the balance sheet of BFS (including the transfer of servicing responsibility) and also completed the sale of previously charged-off leases. As a result of this action, at June 30, 2002 BFS completely ceased operations and all remaining employees were terminated. Although certain accruals were established for the expected costs related to completion of the wind-down, such accruals were not sufficient to cover the actual expenses recognized during the second quarter of 2002 and a loss on discontinued operations of $276,000 was recognized.

         As of June 30, 2002, BFS had total assets of $1.1 million, which included cash of $825,000 and taxes receivable of $292,000. Total liabilities were $1.2 million and included security deposits payable of $1.1 million and an aggregate remaining balance accrual for wind-down expenses of $89,000. Management believes this accrual is sufficient to cover the remaining wind-down costs.

Note 6 — Subsequent Events

         On July 22nd, 2002, Humboldt announced that it had entered into a definitive agreement for the sale of its proprietary merchant processing division to iPayment Holdings, Inc. (“IPH”). Under the terms of the agreement, Humboldt will receive $34 million in cash in consideration for the sale of its proprietary merchant portfolio and other related assets, and expects to recognize an after-tax gain on sale during the third quarter of approximately $21 million. The transaction is expected to be completed by August 31, 2002.

         In connection with approval of the sale, Humboldt’s Board of Directors authorized a new stock repurchase plan for up to one million, or 9.7%, of total shares outstanding. The common stock may be repurchased by the Company from time to time in open market transactions or in privately negotiated transactions as permitted under applicable rules and regulations. The repurchase program will begin immediately and may be modified, suspended or terminated at any time without notice. The extent to which the Company repurchases its shares and the timing of such purchases will depend upon market conditions and other corporate considerations. Humboldt has repurchased approximately 285,000 shares under the 500,000 share repurchase program announced in February 2002. Additionally, Humboldt declared a six-for-five stock split, payable to shareholders of record as of August 5, 2002 on August 19, 2002.

         On July 31, 2002, Humboldt announced that it had entered into a definitive agreement to sell its Lancaster and Riverside, California branches. This transaction is expected to close during the fourth quarter of 2002, subject to regulatory approval. The buyer will assume approximately $15 million of deposit liabilities and assume the facility leases for both locations. Humboldt does not expect this transaction will a material impact on the future results of operations.

Note 7 — Restatement

         On August 13, 2002, Humboldt announced in a press release that, during a review of existing contracts in connection with the pending sale of the Company’s proprietary merchant bankcard portfolio (the “MBC Portfolio”), it was determined that compensation expense related to certain employment agreements should have been recognized over each employee’s service period and not just at the time of a sale. The employment agreements, which were in effect since 1997, provided for two employees of the Company’s merchant bankcard division to earn an equity interest in the MBC Portfolio.

         As a result of the foregoing, the Company’s consolidated financial statements for the first and second quarters of 2001 and first quarter of 2002 have been restated from amounts previously reported. The principal effects of the restatement on the accompanying consolidated financial statements are set forth below:

Condensed Income Statements — Unaudited
(in thousands, except per share data)

	Three Months Ended		Three Months Ended		Three Months Ended		Six Months ended
	March 31, 2002		March 31, 2001		June 30, 2001		June 30, 2001

		Previously		Previously		Previously		Previously
	Restated	Reported	Restated	Reported	Restated	Reported	Restated	Reported

Interest income	$15,407	$15,407	$16,763	$16,763	$16,613	$16,613	$33,376	$33,376

Interest expense	4,625	4,625	7,758	7,758	7,596	7,596	15,354	15,354

Net interest income	10,782	10,782	9,005	9,005	9,017	9,017	18,022	18,022

Provision for loan losses	446	446	794	794	583	583	1,377	1,377

Net interest income after provision	10,336	10,336	8,211	8,211	8,434	8,434	16,645	16,645

Non-interest income	6,698	6,698	7,039	7,039	7,287	7,287	14,326	14,326

Non-interest expense	13,400	12,726	14,945	14,616	12,355	11,616	27,300	26,232

Income before taxes	3,634	4,308	305	634	3,366	4,105	3,671	4,739

Provision for income taxes	1,096	1,299	345	461	1,047	1,277	1,392	1,738

Net income from continuing operations	2,538	3,009	(40)	173	2,319	2,828	2,279	3,001

Income (loss) from discontinued operations	—	—	(1,062)	(1,062)	(13,532)	(13,532)	(14,594)	(14,594)

Net income (loss)	$2,538	$3,009	$(1,102)	$(889)	$(11,213)	$(10,704)	$(12,315)	$(11,593)

Earnings (loss) per share — Basic:

Continuing operations	$0.24	$0.29	$—	$0.02	$0.22	$0.27	$0.22	$0.29

Discontinued operations	$—	$—	$(0.11)	$(0.11)	$(1.30)	$(1.31)	$(1.41)	$(1.41)

Net income (loss)	$0.24	$0.29	$(0.11)	$(0.09)	$(1.08)	$(1.04)	$(1.19)	$(1.12)

Earnings (loss) per share — Diluted

Continuing operations	$0.23	$0.28	$—	$0.02	$0.21	$0.26	$0.21	$0.28

Discontinued operations	$—	$—	$(0.10)	$(0.10)	$(1.25)	$(1.25)	$(1.34)	$(1.35)

Net income (loss)	$0.23	$0.28	$(0.10)	$(0.08)	$(1.04)	$(0.99)	$(1.13)	$(1.07)

Condensed Balance Sheets — Unaudited
(in thousands)

	As of March 31, 2002		As of December 31, 2001		As of June 30, 2001

		Previously		Previously		Previously
Assets	Restated	Reported	Restated	Reported	Restated	Reported

Cash and equivalents	$50,854	$50,854	$55,487	$55,487	$87,994	$87,994

Investment securities	161,641	161,641	172,473	172,473	137,301	137,301

Net loans	669,855	669,855	654,567	654,567	614,988	614,988

Premises and equipment, net	18,275	18,275	19,270	19,270	18,873	18,873

Other assets	50,157	48,781	57,120	55,947	37,472	36,387

Total assets	$950,782	$949,406	$958,917	$957,744	$896,628	$895,543

Liabilities

Deposits	$796,163	$796,163	$807,086	$807,086	$773,871	$773,871

Borrowings	48,435	48,435	45,560	45,560	34,530	34,530

Trust preferred securities	20,150	20,150	20,150	20,150	10,465	10,465

Accrued interest payable and other liabilities	19,986	15,895	21,539	18,122	17,641	14,753

Total liabilities	$884,734	$880,643	$894,335	$890,918	$836,507	$833,619

Stockholders’ Equity

Common stock	65,709	$65,709	67,459	$67,459	67,111	$67,111

Retained earnings (accumulated deficit)	(727)	1,988	(3,265)	(1,021)	(8,442)	(6,640)

Accumulated other comprehensive income	1,066	1,066	388	388	1,453	1,453

Total stockholders’ equity	66,048	68,763	64,582	66,826	60,122	61,924

Total liabilities and stockholders’ equity	$950,782	$949,406	$958,917	$957,744	$896,628	$895,543

Part I Item II
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

         This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although Humboldt believes that the assumptions underlying the forward-looking statements contained in the discussion are reasonable, any of the assumptions could be inaccurate, and therefore, no assurance can be made that any of the forward-looking statements included in this discussion will be accurate. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where Humboldt operates); competition from other providers of financial services offered by Humboldt; government regulation and legislation; changes in interest rates; material unforeseen changes in the financial stability and liquidity of Humboldt’s credit customers; and other risks detailed in Humboldt’s filings with the Securities and Exchange Commission, all of which are difficult to predict and which may be beyond the control of Humboldt. Humboldt undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Overview

         Humboldt Bancorp (“Humboldt”) is a bank holding company registered under the Bank Holding Company Act of 1956. On June 1, 2002, Humboldt was granted final regulatory approval for collapsing its Capitol Valley Bank and Tehama Bank charters into that of Humboldt Bank. Under one bank charter, Capitol Valley Bank and Tehama Bank will continue to retain their respective names and operate as divisions of Humboldt Bank. As of June 30, 2002, Humboldt Bank had total assets of $969 million.

         Total consolidated assets at June 30, 2002 were $984 million, compared with $959 million at December 31, 2001, an increase of 5% on an annualized basis. During the first quarter of 2001, Humboldt adopted a plan whereby Bancorp Financial Services, Inc. is classified as a discontinued operation. Additional information regarding this is provided in Note 5 of the notes to the Consolidated Financial Statements.

Summary of Critical Accounting Policies

The Securities and Exchange Commission (“SEC”) recently issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods.

Humboldt’s significant accounting policies are described in Note 1 in the Notes to the Consolidated Financial Statements for the year ended December 31, 2001 as filed on Form 10-K (the “Notes to the 2001 Consolidated Financial Statements”). Not all of these critical accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management believes that the following policies could be considered critical within the SEC definition.

Reserves and Contingencies

Humboldt must manage and control certain inherent risks in the normal course of its business. These include, credit risk, fraud risk, operations and settlement risk, and interest rate risk. Humboldt has established reserves for risk of losses, including loan losses, tax contingencies, merchant bankcard losses and losses related to discontinued operations. The allowance for loan losses represents Humboldt’s estimate of the probable losses that have occurred as of the date of the financial statements, as further described in Note 1 in the Notes to the 2001 Consolidated Financial Statements. Management believes that Humboldt has appropriately accrued for tax exposures. The allowance for merchant bankcard losses represents Humboldt’s estimate of probable losses that have occurred as of the date of the financial statements. Reserves related to the wind-down of discontinued operations represent management’s estimate of losses that will be incurred upon the disposition of assets and the costs associated with operations during the wind-down period.

If Humboldt prevails in a matter for which an accrual has been established or is required to pay an amount exceeding recorded reserves, the financial impact will be reflected in the period in which the matter is resolved.

Derivative Financial Instruments

Humboldt has a policy that provides for the use of derivative financial instruments to hedge interest rate risk. This policy permits the use of interest rate swaps, cap and floor contracts to hedge specific interest rate risk exposures as part of Humboldt’s asset/liability management process. This policy limits the notional amount of total derivative financial instruments to 15% of total assets. Note 1 in the Notes to the 2001 Consolidated Financial Statements contains additional information on accounting policies related to derivative financial instruments.

Discontinued Operations/Off-Balance Sheet Financing

During the first quarter of 2001, Humboldt classified its leasing subsidiary, Bancorp Financial Services, Inc. (“BFS”) as a discontinued operation upon adoption of a plan to sell the subsidiary. During the second quarter of 2001, it was determined that a sale of BFS was unlikely and the plan was modified to wind-down the operations of BFS. Management believes that the wind-down of BFS meets the requirements for classification as a discontinued operation. Note 3 in the Notes to the 2001 Consolidated Financial Statements contains additional information about Discontinued Operations.

Prior to its classification as a discontinued operation, BFS formed three subsidiaries that were not consolidated on the financial statements of BFS or Humboldt. These subsidiaries are commonly referred to as special purpose entities, or SPEs. As of June 30, 2002 and December 31, 2001, only two subsidiaries were not consolidated. Both of the remaining unconsolidated subsidiaries are considered “qualifying” SPEs that were formed for the sole purpose of issuing lease-backed notes to institutional investors. Additional information on these SPEs is provided in Note 3 in the Notes to the 2001 Consolidated Financial Statements.

Revenue recognition

Humboldt’s primary sources of revenue are interest income and fees received in connection with providing merchant bankcard processing services. Interest income is recorded on an accrual basis. Note 1 in the Notes to the 2001 Consolidated Financial Statements contains an explanation of the process for determining when the accrual of interest income is discontinued on impaired loans and under what circumstances loans are returned to an accruing status. Merchant bankcard revenue is recorded on a cash basis.

An additional source of revenue for Humboldt is related to the gains recorded in connection with the sale of loans for which Humboldt retains the right to service the loans. Recording of such gains involves the use of estimates and assumptions related to the expected life of the loans and future cash flows. Note 1 in the Notes to the 2001 Consolidated Financial Statements contains additional information regarding Humboldt’s accounting policy for revenue recorded in connection with the sale of loans. Mortgage servicing rights resulting from the sale of loans are based upon estimates and are subject to the risk of prepayments.

Results of Operations

         For the three months ended June 30, 2002, Humboldt reported net income of $2.9 million, or $0.26 per diluted share, compared to a net loss of $11.2 million, or $1.04 per diluted share, for the same period in 2001. Humboldt reported net income for the first six months of 2002 of $5.4 million, or $0.50 per diluted share, compared to a net loss of $12.3 million, or $1.13 per diluted share, for the same period in 2001. The 2002 six-month operating results as of June 30 produced a return on average shareholders’ equity and return on average assets of 16.4% and 1.14%, respectively, compared with 14.3% and 1.15%, respectively, for the same six-month period in 2001 (Exclusive of merger-related expenses and loss on discontinued operations).

         The following table summarizes the components of income and expense for the three and six months ended June 30 of 2002 and 2001 and the changes in those components for the periods presented.

Table 3 — Condensed Consolidated Statements of Income
(in thousands, except per share data)

For the Three Months	Percent	For the Six Months	Percent
Ended June 30	Change	Increase	Ended June 30	Change	Increase
2002	2001	Amount	(Decrease)	2002	2001	Amount	(Decrease)

Summary of Operations

Interest income	$15,802	16,613	(811)	-5%	$31,209	33,376	(2,167)	-6%

Interest expense	4,428	7,596	(3,168)	-	42%	9,053	15,354	(6,301)	-	41%

Net Interest Income	11,374	9,017	2,357	26%	22,156	18,022	4,134	23%

Provision for loan losses	642	583	59	10%	1,088	1,377	(289)	-	21%

Net interest income after provision for loan losses	10,732	8,434	2,298	27%	21,068	16,645	4,423	27%

Non-interest income	7,365	7,287	78	1%	14,063	14,326	(263)	-2%

Non-interest expense	13,679	12,355	1,324	11%	27,079	23,769	3,310	14%

Merger-related expenses	—	—	—	nm	—	3,531	(3,531)	nm

Income before taxes	4,418	3,366	1,052	nm	8,052	3,671	4,381	nm

Income taxes	1,281	1,047	234	22%	2,377	1,392	985	71%

Net income from continuing operations	3,137	2,319	818	nm	5,675	2,279	3,396	nm

Income (loss) on discontinued operations, net of tax	(276)	(13,532)	13,256	nm	(276)	(14,594)	14,318	nm

Net income (loss)	$2,861	(11,213)	14,074	nm	$5,399	(12,315)	17,714	nm

Net operating income*	3,137	2,319	818	35%	5,675	5,041	634	13%

*Excluding merger related charges and loss on discontinued operations.

nm — not meaningful

Net Interest Income

         Net interest income is the largest source of Humboldt’s operating income. Net interest income was $22.2 million for the six months ended June 30, 2002, an increase of 23% over the comparable period in 2001. Net interest income for the second quarter of 2002 was $11.4 million, and increase of 26% over the same period in 2001. The increase in net interest income for the six months and quarter ended June 30, 2002 is primarily attributable to increases in outstanding average interest earning assets over the comparable prior year period and an increase in the net interest margin described below.

         For the six months ended June 30, 2002, the net interest margin (net interest income as a percentage of average interest earning assets) on a fully-tax equivalent basis was 5.30%, an increase of 44 basis points over the comparable prior year period. For the quarter ended June 30, 2002, the tax-equivalent net interest margin was 5.31%, and increase of 57 basis points over the same period in 2001. The increase in the net interest margin in primarily attributable to changes in Humboldt’s deposit pricing strategy that resulted in the cost of interest bearing liabilities decreasing by 215 basis points for the six month period ended June 30, 2002 as compared to the same period in 2001. For the same time period, the tax-equivalent yield on earning assets declined by 146 basis points. The change in deposit pricing strategy had the greatest impact on certificates of deposit balances, which decreased by $59 million, or 16%, on an average-balance basis from the six month period ended June 30, 2001 to the same period in 2002. This outflow of deposits was offset with by a decrease in earning assets invested in federal funds sold which yielded a lower rate than that paid on the certificates of deposit.

         The following table shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned (on a fully-tax equivalent basis) and paid by Humboldt on those assets and liabilities for the six month periods ended June 30, 2002 and 2001:

Table 4 — Average Consolidated Balance Sheets and Net Interest Analysis
Fully tax-equivalent basis
(in thousands)

	For the Six Months Ended
	June 30, 2002			June 30, 2001

	Average	Interest	Avg.	Average	Interest	Avg.
	Balance	(1)	Rate	Balance	(1)	Rate

Assets:

Interest-earning assets:

Loans, net of unearned income (2)	$679,722	26,923	7.99%	594,965	28,157	9.54%

Investment securities	175,305	4,632	5.33%	127,620	4,764	7.53%

Federal funds sold and other interest income	1,035	14	2.73%	44,296	913	4.16%

Total interest-earning assets / interest income	856,062	31,569	7.44%	766,881	33,834	8.90%

Non-interest-earning assets:

Allowance for loan losses	(10,061)			(8,717)

Cash and due from banks	47,546			58,560

Premises and equipment	18,453			19,110

Goodwill and deposit intangibles	8,456			4,455

Other assets	34,049			45,074

Total assets	$954,505			885,363

Liabilities and Stockholders’ Equity

Interest-bearing liabilities:

Interest-bearing deposits:

Transaction accounts	$47,715	56	0.24%	39,361	150	0.77%

Savings deposits	232,096	1,717	1.49%	175,438	3,149	3.62%

Certificates of deposit	300,030	5,385	3.62%	359,045	10,467	5.88%

Individual Retirement Accounts

Total interest-bearing deposits	579,841	7,158	2.49%	573,844	13,766	4.84%

Federal Home Loan Bank advances	43,285	813	3.79%	32,519	787	4.88%

Other borrowings (3)	28,882	1,082	7.55%	18,865	801	8.56%

Total borrowed funds	72,167	1,895	5.30%	51,384	1,588	6.23%

Total interest-bearing liabilities / interest expense	652,008	9,053	2.80%	625,228	15,354	4.95%

Non-interest-bearing liabilities:

Non-interest-bearing deposits	207,724			175,206

Other liabilities	28,230			13,686

Total liabilities	887,962			814,120

Stockholders’ equity	66,543			71,243

Total liabilities and stockholders’ equity	$954,505			885,363

Net interest-rate spread			4.64%			3.95%

Impact of non-interest bearing sources and other changes in balance sheet composition			0.66%			0.91%

Net interest income / margin on interest-earning assets (4)		$22,516	5.30%		18,480	4.86%

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

Table 5 — Change in Interest Income and Expense on a Tax Equivalent Basis
Unaudited
(in thousands)

	Six Months Ended June 30,
	2002 Compared to 2001
	Increase (Decrease)
	in interest income and expense
	due to changes in:

	Volume	Rate	Total

Interest-earning assets:

Loans and leases:	$3,357	($4,591)	($1,234)

Investment securities:	1,260	(1,392)	(132)

Federal funds sold & other interest income	(332)	(567)	(899)

Total interest-earning assets / interest income	4,285	(6,550)	(2,265)

Interest-bearing liabilities:

Transactions accounts	10	(104)	(94)

Savings deposits	419	(1,851)	(1,432)

Certificates of deposit	(1,059)	(4,023)	(5,083)

Total interest-bearing deposits	(630)	(5,978)	(6,609)

FHLB advances	202	(176)	26

Other borrowings	375	(94)	281

Total borrowed funds	577	(270)	307

Total interest-bearing liabilities	(53)	(6,248)	(6,302)

Increase (decrease) in net interest income	$4,338	($303)	$4,036

Provision for Loan Loss

         The provision for loan losses was $642,000, or 0.37% of average loans on an annualized basis, for the three months ended June 30, 2002, compared with $583,000, or 0.39% of average loans, for the same period in 2001. For the six months ended June 30, 2002, the provision for loan losses was $1.1 million or .32% of average loans on an annualized basis, compared with $1.4 million or .47% of average loans, for the same period in 2001. During the first quarter of 2001, a special charge to the provision for loan losses was taken in connection with the Tehama Bancorp merger in order to conform Tehama Bank credit policies to those of Humboldt. Net charge-offs for the three months ended June 30, 2002 were $137,000, or 0.08% of average loans on an annualized basis, compared to $210,000 or 0.14% of average loans for the same period in 2001. Net charge offs for the six months ended June 30, 2002 were $385,000 or 0.11% of average loans on an annualized basis, compared with $770,000 or 0.26% of average loans for the same period in 2001. The ratio of allowance for loan losses to total loans was 1.47% at June 30, 2002 and December 31, 2001.

         The provision for loan losses and allowance for loan losses reflect management’s consideration of the various risks in the loan portfolio. Additional discussion of loan quality and the allowance for loan losses is provided in the Asset Quality discussion section of this report.

Non-interest Income

         Non-interest income for the three months ended June 30, 2002 was $7.4 million, an increase of $78,000, or 1%, over the comparable 2001 period. Non-interest income for the six months ended June 30, 2002 was $14.1 million, a decrease of $263,000, or 2%, over the comparable 2001 period. The following table summarizes the major categories of non-interest income for the three and six months ended June 30, 2002 and 2001 and the changes in those components for the periods presented:

Table 6 — Other Non-Interest Income
(In thousands)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,

			Change	Change			Change	Change
	2002	2001	Amount	Percent	2002	2001	Amount	Percent

Merchant processing fees	$4,406	$4,416	(10)	0%	$8,713	$8,647	66	1%

ATM fees	369	790	(421)	-53%	975	1,630	(655)	-40%

Bank-owned life insurance	243	210	33	16%	435	422	13	3%

Service charges on deposit accounts	623	615	8	1%	1,170	1,126	44	4%

Gain on sale of loans	796	378	418	111%	1,149	466	683	147%

Gain (loss) on sale of securities	296	30	266	887%	296	156	140	90%

Other	632	848	(216)	-25%	1,325	1,879	(554)	-29%

Total other non-interest income	$7,365	$7,287	78	1%	$14,063	$14,326	(263)	-2%

         The decrease in non-interest income is primarily attributable to the recording of a gain in the first six months of 2001 recognized in connection with the modification of the terms of an agreement with a merchant processing ISO, partially offset by an increase in merchant processing fees. Gains on the sale of investment securities recorded during the three and six months ended June 30, 2002 were $296,000, as compared with $30,000 and $156,000 for the same periods in 2001. The majority of securities sold during the first six months of 2002 and 2001 were in connection with comprehensive reviews of Humboldt’s securities portfolio in light of changes in market interest rates, loan growth and other factors. Gains on the sale of loans recorded during the three months and six months ended June 30 were $796,000 and $1.2 million, respectively, as compared with $378,000 and $466,000 for the same periods in 2001. The increase in gains recognized on the sale of loans is primarily attributable to the volume growth associated with the Humboldt’s SBA loan origination business.

         ATM fees decreased by $655,000 or 40%, as the result of Humboldt’s decision to exit the ATM funding business. This process was substantially completed by June 30, 2002. Management does not expect the decision to exit the ATM funding business will have a significant impact on the results of operations due to a decrease in related operating expenses and the implementation of a strategy to reduce federal reserve requirements through the reclassification of certain deposit account balances.

Non-interest Expense

         For the three months ended June 30, 2002, non-interest expense totaled $13.7 million, an increase of $1.3 million, or 11%, over the same period in 2001. For the six months ended June 30, 2002, non-interest expense totaled $27.1 million, a decrease of $221,000 or 1% over the same period in 2001. Included in non-interest expense for the first six months of 2001 was $3.5 million of operating expenses related to the merger with Tehama. These expenses consisted primarily of professional fees, data processing expenses, compensation arrangements and depreciation of equipment. Excluding the merger-related expenses, non-interest expense increased by 14% during the first six months of 2002 over the same period in 2001.

         Salary and employee benefit expense, which represents the single largest component of non-interest expense, decreased by $168,000, or 3% for the three months ended June 30, 2002 as compared with the same period in 2001. Salary and employee benefit expense for the six months ended June 30, 2002 increased $642,000 or 5% over the same period in 2001. The increase for the six-month period ended June 30, 2002 as compared to the prior year is primarily attributed to an increased group health insurance rates, severance agreements related to the charter consolidation initiative, and normal cost of living salary adjustments. The decrease in compensation expense for the three-month period ended June 30, 2002 is primarily attributable to staffing reductions associated with Humboldt’s efficiency improvement initiatives, offset by the same factors contributing to the increase in compensation costs indicated for the six-month period above.

         Occupancy and equipment expense for the three months ended June 30, 2002 increased by $190,000 or 13% over the same period in 2001. For the six months ended June 30, 2002, occupancy and equipment expense increased by $459,000 or 17% over the same period in 2001. This increase is primarily attributed to repairs and maintenance of various premises and depreciation expense related to new technology initiatives.

         Other non-interest expense for the three months ended June 30, 2002 increased by $1.3 million or 31% compared to the same period in 2001. For the six months ended June 30, 2002, other non-interest expense increased by $2.2 million or 27% compared with the same period in 2001 This increase is primarily attributed to expenses associated with the new CEO search and the plan to consolidate the charters of Humboldt’s three subsidiary banks.

Income Taxes

         Income tax expense for the six months ended June 30, 2002 was $2.4 million, compared with $1.4 million for the same period in 2001. The effective tax rate (income tax expense as a percentage of pre-tax net income) for the six months ended June 30, 2002, was 29.5% compared to 37.9% for the comparable 2001 period. The reduction of effective tax rate is attributable to four full months of tax benefit associated the HB Investment Trust (See Note 4 – Formation of HB Investment Trust).

Investment Securities

         Average securities for the first six months of 2002 were $175 million, an increase of $48 million, or 38%, over the comparable 2001 period. During the second quarter of 2002 and the first quarter of 2001, Humboldt conducted reviews of its securities portfolio in consideration of recent changes in market interest rates, loan demand and other factors. As a result of these reviews, certain investment securities were sold. Humboldt sold securities of $41 million resulting in net gains of $296,000 during the six-month period ending June 30, 2002 and sold $42 million resulting in gains of $156,000 during the same period in 2001.

Loans

         Humboldt experienced annualized loan growth of 15% for the six month period ended June 30, 2002. This growth was the result of continued favorable economic conditions in Humboldt’s primary market areas, in particular the greater Sacramento, California region. Total loans were $714 million at June 30, 2002, compared to $664 million at December 31, 2001. Average loans for the six months ended June 30, 2002, were $680 million, compared to $595 million for the same period of 2001. The average yield on loans for the six months ended June 30, 2002 was 7.99%, compared to 9.54% for the same period in 2001. The decrease in the average yield on loans is primarily due to the general decline in market interest rates. The average prime rate, the benchmark index for a substantial percentage of Humboldt loans for the first six months of 2002 was 4.75% as compared to 8.04% during the same period in 2001.

Asset Quality

         Non-performing assets, which include non-accrual loans, loans past-due 90 days or more and still accruing interest and other real estate owned totaled $3.1 million at June 30, 2002, compared to $4.6 million at December 31, 2001. Total non-performing loans at June 30, 2002, decreased by $1.5 million from year-end 2001. Non-performing loans at June 30, 2002 consisted primarily of loans secured by real estate that are generally well secured and in the process of collection. Other real estate owned at June 30, 2002 totaled $195,000, compared to $166,000 at December 31, 2001.

         Management classifies loans as non-accrual when principal or interest is 90 days or more past due and the loan is not sufficiently collateralized and in the process of collection. Once a loan is classified as non-accrual, it cannot be reclassified as an accruing loan until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan agreement appear relatively certain. Foreclosed properties held as other real estate owned are recorded at the lower of Humboldt’s recorded investment in the loan or market value of the property less expected selling costs.

         The following table presents information about Humboldt’s non-performing assets, including quality ratios:

Table 7 — Non-Performing Assets
(in thousands)

	June 30,	December 31,	June 30,
	2002	2001	2001

Non-accrual loans	$2,243	$2,915	$1,100

Loans past due 90 days or more and still accruing	645	1,560	3,895

Total non-performing loans	2,888	4,475	4,995

Other real estate owned	195	166	1,161

Total non-performing assets	$3,083	$4,641	$6,156

Total non-performing loans as a percentage of total loans	0.40%	0.67%	0.80%

Total non-performing assets as a percentage of total assets	0.31%	0.48%	0.69%

         The decrease in non-accrual loans from year-end 2001 is primarily attributable to strong collection efforts and loan charge offs.

         At June 30, 2002, Humboldt had approximately $11.3 million of outstanding loans that were not included in the non-performing or non-accrual categories, but for which management had knowledge that the borrowers had certain identified weaknesses based on Humboldt’s internal risk rating system. Although these weaknesses are serious enough for management to be uncertain of the borrowers’ ability to comply with the original repayment terms of the loans, no losses are anticipated at this time in connection with these loans based on current market conditions, cash flow generation and collateral values. These loans are subject to routine management review and are considered in determining the adequacy of the allowance for loan losses.

         The allowance for loan and lease losses (“ALL”) at June 30, 2002 totaled $10.5 million, an increase of $703,000, or 7%, from December 31, 2001. The ratio of ALL to total loans at June 30, 2002 and December 31, 2001 was 1.47%, compared with 1.44% at June 30, 2001. At June 30, 2002 and December 31, 2001, the ratio of ALL to total non-performing loans was 362% and 218%, respectively.

         The following table provides an analysis of the changes in the ALLL for the six months ended June 30, 2002 and 2001 respectively.

Table 8 — Summary of Loan Loss Experience
(in thousands)

	Six Months Ended
	June 30

	2002	2001

Balance beginning of period	$9,765	$8,367

Provision for loan losses	1,088	1,377

Loans charged-off	(771)	(968)

Charge-off recoveries	386	199

Net charge-offs	(385)	(769)

Balance end of period	$10,468	$8,975

	June 30,	December 31,
Total loans:	2002	2001
At period end	$714,078	$664,332

Average (Six months for 2002)	$679,722	$616,159

As a percentage of average loans:

Net charge-offs (annualized basis for 2002)	0.11%	0.24%

Provision for loan losses (annualized basis for 2002)	0.32%	0.47%

Allowance as a percentage of period end loans	1.47%	1.47%

Allowance as a percentage of non-performing loans	362%	218%

         Management believes that the ALL at June 30, 2002 is sufficient to absorb losses inherent in the loan portfolio. This assessment is based upon the best available information and does involve uncertainty and matters of judgment. Accordingly, the adequacy of the loan loss reserve cannot be determined with precision and could be susceptible to significant change in future periods.

         Humboldt also bears certain indirect credit risks related to its Merchant Bankcard segment, which provides VISA and Mastercard settlement services for approximately 99,000 merchants located throughout the United States. Accordingly, Humboldt has implemented active risk mitigation and management practices and established reserves for losses associated with merchant processing. At June 30, 2002, the reserves for merchant processing losses totaled $2.6 million, a decrease of $100,000 from year-end 2001. For the first six months of 2002, Humboldt recognized net losses charged against the reserve of $411,000. During the first six months of 2002, Humboldt processed $2.5 billion of merchant processing transaction volume.

Deposits and Borrowed Funds

         Total deposits decreased by $4.3 million during the six months ended June 30, 2002, an annual decrease of 1%. This decrease is primarily attributable to a run off of higher rate certificates of deposit in the former Capitol Thrift and Loan branches.

         Total average non-interest bearing deposits for the six months ended June 30, 2002 were $208 million, an increase of $33 million, or 19%, from the same period in 2001.

         As of June 30,2002, Humboldt had $31 million of brokered deposits at an average rate of 2.97% that matures during the second quarter of 2003.

         Total average borrowed funds for the six months ended June 30, 2002 were $72 million, an increase of $21 million, or 41%, from the comparable 2001 period. Most of this increase is attributed to increased trust preferred securities issuance (see “Trust Preferred Securities” section) and increased net borrowings from the FHLB in order to fund growth of the loan portfolio. At June 30, 2002 Humboldt had aggregate FHLB borrowings of approximately $68 million.

Asset/Liability Management

         Humboldt’s financial performance is largely dependent upon its ability to manage market interest rate risk, which can be further defined as the exposure of Humboldt’s net interest income to fluctuations in interest rates. Since net interest income is the largest component of Humboldt’s revenue, management of interest rate risk is a priority. Humboldt’s interest rate risk management program includes a coordinated approach to managing interest rate risk and is governed by policies and Humboldt’s Asset and Liabilities Committee (“ALCO”). The ALCO meets regularly to evaluate the impact of market interest rates on the assets, liabilities, net interest margin, capital and liquidity of Humboldt and to determine the appropriate strategic plans to address the impact of these factors.

         Humboldt’s balance sheet structure is primarily short-term with most assets (80%) and liabilities (62%) either repricing or maturing in five years or less. Management monitors the sensitivity of net interest income to changes in market interest rates by utilizing a simulation model. This model measures net interest income sensitivity and volatility to interest rate changes based on assumptions which management believes are reasonable. Factors considered in the simulation model include actual maturities, estimated cash flows, repricing characteristics, and the relative sensitivity of assets and liabilities to changes in market interest rates. The simulation model considers other factors that can impact net interest income, including the mix of earning assets and liabilities, yield curve relationships, customer preferences and general market conditions. Utilizing the simulation model, management can project the impact of changes in interest rates on net interest income.

         At June 30, 2002, Humboldt’s simulation model indicated that net interest income would increase by 0.55%, or approximately $250,000, and decrease by 0.42%, or approximately $200,000, if interest rates increased by 200 basis points. This change is for a one-year period during which rates are increased on a monthly basis by 20.8 basis points (for a cumulative increase of 200 basis points). Both of the simulation results are within the limits of Humboldt’s policy.

Interest Rate Swap Contract

         In order to assist with managing interest rate sensitivity, Humboldt has entered into off-balance sheet contracts that are considered derivative financial instruments. As of June 30, 2002, Humboldt had two such contracts, both of which are interest rate swap agreements. These agreements are classified as cash flow hedges, which require the fair value of each swap agreement to be recognized on the balance sheet with the offset recorded as a component of other comprehensive income in stockholder’s equity.

Table 9 — Interest Rate Swap Contracts
As of June 30, 2002
(In thousands)

Maturity Date	Notional Amount	Rate Paid	Rate Received		Fair Value
January 2005	$25,000	4.75%	6.72%	(1)	$320

December 2006	$10,000	8.42%	5.49%	(2)	($145)

(1)  Variable rate based on Prime
(2) Variable rate based on 3 month LIBOR plus 360 basis points

         On July 22, 2002, Humboldt entered into an additional interest rate swap agreement as part of management’s ongoing interest rate risk management program. This contract has a notional amount of $25 million and a term of 3 years. Under the terms of the agreement, Humboldt receives a fixed rate of 6.3% and pays prime based upon the notional amount. This swap is classified as a cash flow hedge.

Capital Resources and Liquidity

         The following table shows Humboldt’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a “well-capitalized” institution at June 30, 2002 and December 31, 2001:

Table 10 — Capital Ratios

	June 30,	December 31,
	2002	2001
Leverage ratio	8.40%	8.45%

Regulatory minimum	4.00%	4.00%

Well-capitalized minimum	5.00%	5.00%

Tier I risk-based capital	9.82%	10.48%

Regulatory minimum	4.00%	4.00%

Well-capitalized minimum	6.00%	6.00%

Total risk-based capital	11.10%	11.72%

Regulatory minimum	8.00%	8.00%

Well-capitalized minimum	10.00%	10.00%

         On February 6, 2002, Humboldt announced the authorization of a stock repurchase for up to 500,000 shares. As of June 30, 2002, a total of 282,600 shares had been repurchased. On May 21, 2002, Humboldt’s Board of Directors declared a cash dividend of $.0025 per share on the company’s common stock. This dividend was paid on June 17, 2002 to shareholders of record as of June 3, 2002 and represented a payout of approximately 8% of Humboldt’s first quarter net income. The decision to initiate payment of a cash dividend was made in conjunction with a review of the company’s capital and growth plan and in consideration of the dividend practices of peer bank holding companies.

         Although it is the intention of the company to pay cash dividends on a quarterly basis, there is no assurance that any future cash dividends will be paid. The payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. Further, the cash dividends paid from Humboldt Bank to Humboldt Bancorp (the primary source of cash available for dividends) is subject to both Federal and State regulatory requirements.

         Liquidity measures the ability to meet current and future cash flow needs as they become due. Maintaining an adequate level of liquid funds, at the most economical cost, is an important component of Humboldt’s asset and liability management program. Humboldt has several sources of available funding to provide the required level of liquidity, including deposits and short and long-term borrowings. Like most banking organizations, Humboldt relies primarily upon cash inflows from financing activities (deposit gathering, short-term borrowing and issuance of long-term debt) in order to fund its investing activities (loan origination and securities purchases). The financing activity cash inflows such as loan payments and securities sales and prepayments are also a significant component of liquidity.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Humboldt’s quantitative and qualitative disclosures about market risk as of June 30, 2002 from that presented in Humboldt’s Annual Report on Form 10-K for the year ended December 31, 2001.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings — None

Item 2 — Changes in Securities — None

Item 3 — Defaults Upon Senior Securities — None

Item 4 — Submission of Matters to a vote of Security Holders —

         On or about April 15, 2002, a Proxy Statement of Humboldt Bancorp was mailed to shareholders of record as of March 31, 2001 by the Board of Directors soliciting proxies for use at the Annual Meeting of Shareholders to be held on May 20, 2002. At the meeting, the shareholders were asked to elect 13 nominees for Directors; ratify the appointment of KPMG LLP as independent certified accountants; and authorize amendments to the Company’s Articles of Incorporation as described below.

PROPOSAL #1 — Election of Directors

	Common Stock
	Votes For	Withheld

Ronald F. Angell	9,075,509	43,472

Richard Claussen	8,434,651	43,472

Gary L. Evans	8,640,883	43,472

Garry D. Fish	8,264,673	43,472

Robert M. Daugherty	8,614,823	43,472

Gary C. Katz	8,761,916	43,472

John W. Koeberer	8,796,073	43,472

Theodore S. Mason	8,993,909	43,472

John McBeth	9,103,351	43,472

Kelvin H. Moss	8,993,909	43,472

Gary L. Napier	8,205,602	43,472

Thomas W. Weborg	8,432,242	43,472

John R. Winzler	9,097,181	43,472

PROPOSAL #2 — Ratify the appointment of KPMG LLP as Independent Certified Accountants for the fiscal year ended December 31, 2002.

For:	8,440,753

Against:	17,321

Withheld:	246,696

PROPOSAL #3 — Authorize an amendment to the Company’s Articles of Incorporation to allow for issuance of up to 20,000,000 shares of preferred stock.

For:	5,371,049

Against:	3,090,602

Withheld:	243,119

PROPOSAL #4 — Authorize an amendment to the Company’s Articles of Incorporation to increase the number of authorized common shares to 100,000,000.

For:	7,589,449

Against:	908,397

Withheld:	206,929

Item 5 — Other Information — None

Item 6 — Exhibits and Reports on Form 8-K

a)	Exhibits

10.1 Employment Agreement dated June 24, 2002 between Humboldt Bancorp and Patrick J Rusnak
10.2 Employment Agreement dated June 24, 2002 between Humboldt Bancorp and Mark P. Wardlow
10.3 Employment Agreement dated June 24, 2002 between Humboldt Bancorp and Mark A. Francis
10.4 Employment Agreement dated June 24, 2002 between Humboldt Bancorp and Gene F. M. Bell
99.1 Certification of Chief Executive Officer pursuant to U.S.C. 18, Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
99.2 Certification of Chief Financial Officer pursuant to U.S.C. 18, Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

b)	There were no reports filed on Form 8-K during this reporting period

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 19th, 2002	HUMBOLDT BANCORP

/s/ Robert M. Daugherty

Robert M. Daugherty President and Chief Executive Officer

/s/ Patrick J. Rusnak

Patrick J. Rusnak Chief Financial Officer

EXHIBIT INDEX

Exhibit #	Description

10.1	Employment Agreement dated June 24, 2002 between Humboldt Bancorp and Patrick J Rusnak

10.2	Employment Agreement dated June 24, 2002 between Humboldt Bancorp and Mark P. Wardlow

10.3	Employment Agreement dated June 24, 2002 between Humboldt Bancorp and Mark A. Francis

10.4	Employment Agreement dated June 24, 2002 between Humboldt Bancorp and Gene F. M. Bell

99.1	Certification of Chief Executive Officer pursuant to U.S.C. 18, Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to U.S.C. 18, Section 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.