Form 10-Q/A
period 2002-03-31
HUMBOLDT BANCORP
filed 2002-10-18
CIK 1008554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

                         Commission file number 0-21656


                                HUMBOLDT BANCORP
             (Exact name of registrant as specified in its charter)

       California                                       93-1175466
--------------------------------------------------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

2998 Douglas Boulevard, Suite 330
Roseville, California                                      95661
--------------------------------------------------------------------------------
Address of Principal Executive Offices                   (Zip Code)

                                 (916) 783-2812
                                 --------------
                               (Telephone Number)


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

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk


PART II Other Information

     Item 6. Exhibits and Reports on Form 8-K

Part 1 - Financial Information
Item 1 - Financial Statements
                       HUMBOLDT BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                   (as restated - see Note 6)
                                                   March 31,        December 31,
                                                      2002             2001
                                                   -----------------------------
                                                      (dollars in thousands)
                                                            (unaudited)
ASSETS
Cash and due from banks                            $  49,819       $  54,567
Interest-bearing deposits in other banks               1,035             920
Investment securities available-for-sale,
 at fair value                                       161,641         172,473
Loans and leases                                     679,818         664,332
Less: allowance for loan and lease losses              9,963           9,765
                                                   ----------      ----------
Net loans                                            669,855         654,567
Premises and equipment, net                           18,275          19,270
Net assets of discontinued operations                    498           6,669
Accrued interest receivable and other assets          49,659          50,451
                                                   ----------      ----------

TOTAL ASSETS                                       $ 950,782       $ 958,917
                                                   ==========      ==========

LIABILITIES
Deposits
Noninterest-bearing                                $ 215,980       $ 213,092
Interest-bearing                                     580,183         593,994
                                                   ----------      ----------
Total deposits                                       796,163         807,086
Accrued interest payable and other liabilities        19,986          21,539
Borrowed funds                                        48,435          45,560
Guaranteed Preferred Beneficial Interests in
 Company's Junior Subordinated Debentures
 (Trust Preferred Securities)                         20,150          20,150
                                                   ----------      ----------

TOTAL LIABILITIES                                    884,734         894,335

STOCKHOLDERS' EQUITY
Common stock, no par value; 50,000,000 shares
 authorized, 10,325,953 shares in 2002 and
10,460,796 shares in 2001 issued and oustanding       65,709          67,459

Retained earnings (acumulated deficit)                  (727)         (3,265)
Accumulated other comprehensive income                 1,066             388
                                                   ----------      ----------
TOTAL STOCKHOLDERS' EQUITY                            66,048          64,582

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 950,782       $ 958,917
                                                   ==========      ==========

        See accompanying notes to the consolidated financial statements

                       HUMBOLDT BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2002 and 2002

                                                    (as restated - see Note 6)
                                                       2002             2001
                                                   -----------------------------
                                                      (dollars in thousands)
                                                            (unaudited)

INTEREST INCOME
Interest and fees on loans and leases              $   13,330       $   14,211
Interest and dividends on investment
 securities
Taxable                                                 1,710            1,698
Exempt from Federal income tax                            360              411
Interest on deposits                                        7              443
                                                   -----------      -----------
Total Interest Income                                  15,407           16,763
INTEREST EXPENSE
Interest on deposits                                    3,713            6,927
Interest on borrowed funds and other                      912              831
                                                   -----------      -----------
Total Interest Expense                                  4,625            7,758
                                                   -----------      -----------
NET INTEREST INCOME                                    10,782            9,005
Provision for loan and lease losses                       446              794
                                                   -----------      -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
 AND LEASE LOSSES                                      10,336            8,211

NON-INTEREST INCOME
Fees and other income                                   5,192            5,474
Service charges on deposit accounts                     1,153            1,351
Net gain on sale of loans                                 353               88
Net investment securities gain                              -              126
                                                   -----------      -----------
Total Non-interest Income                               6,698            7,039
OTHER EXPENSES
Salaries and employee benefits                          6,818            6,008
Net occupancy and equipment expense                     1,575            1,305
Merger Related Items                                        -            3,531
Other expenses                                          5,007            4,101
                                                   -----------      -----------
Total Other Expenses                                   13,400           14,945
                                                   -----------      -----------
Income Before Income Taxes                              3,634              305
Provision for income taxes                              1,096              345
                                                   -----------      -----------
      NET INCOME (LOSS) CONTINUING
              OPERATIONS                                2,538              (40)
                                                   -----------      -----------
DISCONTINUED OPERATIONS
Loss from discontinued operations, net of tax               -           (1,062)
                                                   -----------      -----------
         NET INCOME (LOSS)                         $    2,538       $   (1,102)
                                                   ===========      ===========

EARNINGS (LOSS) PER SHARE - BASIC:
Continuing Operations                              $     0.24       $    (0.00)
Discontinued Operations                                     -            (0.11)
                                                   -----------      -----------
Net income (loss)                                  $     0.24       $    (0.11)
                                                   ===========      ===========
EARNINGS (LOSS) PER SHARE - DILUTED:
Continuing Operations                              $     0.23       $    (0.00)
Discontinued Operations                                     -            (0.11)
                                                   -----------      -----------

Net income (loss)                                  $     0.23       $    (0.11)
                                                   ===========      ===========

BASIC SHARES OUTSTANDING                               10,425           10,330
DILUTED SHARES OUTSTANDING                             10,815           10,330

        See accompanying notes to the consolidated financial statements

                       HUMBOLDT BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2002 and 2001

                                                    (as restated - see Note 6)
                                                       2002             2001
                                                   -----------------------------
                                                      (dollars in thousands)
                                                            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                  $    2,538       $   (1,102)
Adjustments to reconcile net income to
 net cash provided by operating activities:

Wind-down of discontinued operations                        -            1,062
Depreciation and amortization                           1,599            1,169
Provision for loan loss                                   446              794
Net loss/(gain) on sale of securities                       -             (126)
Net change in other assets                                  3            1,781
Net change in other liabilities                        (1,553)             243
Net change in loans held for sale                           -             (101)
Net gain on sale of loans                                (353)             (88)
                                                   ----------------------------
  Net cash provided by operating activities        $    2,680       $    3,632

CASH FLOWS FROM INVESTING ACTIVITIES, NET OF
PURCHASE ACQUISITIONS:

Proceeds from sale/maturities of securities
 available for sale                                    12,434           49,014
Proceeds from maturities of securities held
 to maturity                                                -              355
Purchases of securities available for sale             (1,000)         (28,457)
Purchases of securities held to maturity                    -             (155)
Net change in loans                                   (15,381)         (15,374)
Net change in federal funds sold                            -          (30,225)
Net change in interest-bearing deposits in
 banks                                                   (115)            (901)
Investing activities related to wind-down
 of discontinued operations                              (250)          (8,534)
Proceeds from sale of foreclosed real estate               35                -
Proceeds from disposal of premises and
 equipment                                                657                -
Purchases of bank premises and equipment                 (431)          (1,233)
                                                   ----------------------------
  Net cash used in investing activities                (4,051)         (35,510)

CASH FLOWS FROM FINANCING ACTIVITIES, NET
 OF PURCHASE ACQUISITIONS

Net change in deposits                             $  (10,923)      $   30,533

Payments on borrowed funds                               (386)         (15,024)

Proceeds from borrowed funds                            9,682            2,188

Purchase of common stock                               (2,044)               -

Proceeds of issuance of trust preferred
 securities                                                 -            5,000
Proceeds from issuance of stock for
 exercised options                                        294              222
                                                   -----------      -----------
    Net cash (used in) provided by
     financing activities                              (3,377)          22,919
                                                   -----------      -----------
Net change in cash and cash equivalents                (4,748)          (8,959)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                                54,567           60,127
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $   49,819       $   51,168
                                                   ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
Cash paid during the period for:
  Interest                                         $    4,725            7,906
  Income Taxes                                              -              235
Non-cash transactions
  Unrealized holding gains on securities               (1,170)            (551)
  Deferred income taxes on unrealized
    holding gains and losses on securities                492              199
  Loans transferred to foreclosed property         $      417              480

        See accompanying notes to the consolidated financial statements

                       HUMBOLDT BANCORP AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
               For the three months ended March 31, 2002 and 2001


                                                    (as restated - see Note 6)
                                                       2002             2001
                                                   -----------------------------
                                                      (dollars in thousands)
                                                            (unaudited)

Net income (loss                                   $    2,538      $    (1,102)
                                                   ----------------------------

Other comprehensive income:
  Unrealized holding gains on securities
    available for sale                                    777              657
  Net unrealized holding gains in interest
    rate swaps qualifying as cash flow
    hedges                                                393                -
  Reclassification adjustment for realized
    gains on securities transactions                        -             (126)
                                                   ----------------------------
    Total other comprehensive income before
      income taxes                                      1,170              531
                                                   ----------------------------

Income tax expenses (benefit) related to
  the above items:
  Unrealized holding gains on securities
    available for sale                                    317              240
  Net unrealized holding gains in interest
    rate swaps qualifying as cash flow
    hedges                                                175                -
  Reclassification adjustment for realized
    gains on securities transactions                        -              (41)
                                                   ----------------------------
    Total income tax expense                              492              199
                                                   ----------------------------
    Net other comprehensive income                        678              332
                                                   ----------------------------
    Total comprehensive income (loss)              $    3,216       $     (770)
                                                   ============================

        See accompanying notes to the consolidated financial statements

SIGNIFICANT ACCOUNTING DEVELOPMENT

On August 13, 2002, Humboldt announced in a press release that, during a review of existing contracts in connection with the pending sale of the Company's proprietary merchant bankcard portfolio (the "MBC Portfolio"), it was determined that compensation expense related to certain employment agreements should have been recognized over each employee's service period and not just at the time of a sale. The employment agreements, which were in effect since 1997, provided for two employees of the Company's merchant bankcard division to earn an equity interest in the MBC Portfolio. Although Humboldt's proposed sale of its MBC portfolio was subsequently terminated, Humboldt's Form 10-K for the year 2001 will be restated from the amounts previously reported to reflect recognition of compensation expense based on management's estimate of the value of MBC Portfolio as of the date of the financial statements. This Form 10-Q/A reflects the impact of restatement on the three-month periods ended March 31, 2002 and 2001, and as of December 31, 2001.

For purposes of the Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Humboldt has amended and restated in its entirety each item of the Form 10-Q that was affected by the restatement. In order to preserve the nature and character of the disclosures provided in the Form 10-Q as they were originally filed, no attempt was made to modify or update any disclosure except those required to reflect the effects of the restatement.

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

Table 1 - Earnings Per Share (As Restated - See note 6)


                                                      For the Three Months
                                                         Ended March 31,
                                                          (As Restated)
(In thousands, except per share data)                 2002             2001
--------------------------------------------------------------------------------
Basic earnings per share:
  Weighted average shares outstanding                   10,425         10,330
  Net income (loss)                                 $    2,538     $   (1,102)
  Net income from continuing operations             $    2,538     $      (40)
  Basic earnings (loss) per share                   $     0.24     $    (0.11)
  Basic earnings per share - continuing
    operations                                      $     0.23     $        -

Diluted earnings per share:
  Weighted average shares outstanding                   10,425         10,330
  Net effect of the assumed exercise of
    stock options based on the treasury
    stock method using average market
    price for the period                                   390              -
                                                    --------------------------
  Total weighted average shares and common
    stock equivalents outstanding                       10,815         10,330
                                                    ==========================
Net income (loss)                                   $    2,538     $   (1,102)
Net income from continuing operations               $    2,538     $      (40)
Diluted earnings (loss) per share                   $     0.23     $    (0.11)
Dilutted earnings per share - continuing
  operations                                        $     0.23     $        -

Since the impact of the net effect of the assumed exercise of stock options was anti-dilutive for the three months ended March 31, 2001, no common stock equivalents are included for that period in Table 1 above. Had the effect of stock options been included, the total average shares and common stock equivalents would have been 10,900,000 for the three months ended March 31, 2001.

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

Table 2 - Business Segments

                                             For the three months ended
                                                    March 31, 2002

                                                      Merchant
                                        Retail        Bancard
                                        Banking       Services       Total
                                      ------------------------------------------
                                               (Dollars in thousands)

Non-interest income                   $    2,250     $    4,448    $    6,698
Interest income                           15,330             77        15,407
Interest expense                           4,591             34         4,625
Interest income/(expense) allocation        (386)           386             -
Segment profit, before taxes (1)           3,083            754         3,837
Segment assets (2)                       854,206         96,576       950,782



                                             For the three months ended
                                                    March 31, 2001

                                                      Merchant
                                        Retail        Bancard
                                        Banking       Services       Total
                                      ------------------------------------------
                                               (Dollars in thousands)

Non-interest income                   $    1,937     $    5,102    $    7,039
Interest income                           16,673             90        16,763
Interest expense                           7,684             74         7,758
Interest income/(expense) allocation        (407)           407             -
Segment profit, before taxes (1)           1,931          2,021         3,952
Segment assets (2)                       787,287         84,612       871,899

(1)  Excludes merger related charges and discontinued operations.
(2)  Amounts have been restated as discussed more fully in Note 6.


Note 4  - Formation of HB Investment Trust

     During the first quarter of 2002, the company formed and funded HB Investment Trust (HBIT), a Maryland real estate investment trust, as a wholly owned subsidiary of Humboldt Bank. HBIT provided Humboldt Bank with flexibility in raising capital. Humboldt Bank contributed loans with a net book value of approximately $217 million, and cash of $750,000 in exchange for 100% of the common and preferred stock in HBIT. As of March 31, 2002, HBIT is included in the Consolidated Financial Statements.

Note 5   - Discontinued Operations

During the first quarter of 2001, Humboldt completed a review of strategic alternatives available for Bancorp Financial Services, Inc. ("BFS"), a wholly owned subsidiary that engaged in sale and servicing of small ticket equipment leases and the origination and servicing of indirect automobile loans. The result of this evaluation was the classification of BFS as a discontinued operation, based on management's expectation that the company would be sold as a going concern. The first quarter 2001 financial results included a loss on discontinued operations of $1.1 million, which included the after-tax operating loss of BFS and a reserve for the expected loss on the sale of the company of approximately $700,000. During the second quarter of 2001, it was determined that the prospects for the sale of BFS as a going concern were unlikely and management implemented a plan to wind down the operations of BFS in an orderly manner. For the year ended December 31, 2001, Humboldt recognized a loss on discontinued operations of $14.0 million. There was no gain or loss on discontinued operations for the three months ended March 31, 2002. The discontinuance of the leasing business has been accounted for under Accounting Principles Board ("APB") Opinion No. 30, and accordingly, the results of this operation are classified as discontinued in all periods presented.

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

As of March 31, 2002, BFS had total assets of $3.3 million, which included cash of $1.2 million, lease receivables of $1 million, deferred tax assets of $600,000 and other assets of $500,000. Total liabilities as of March 31, 2002 were $2.8 million and included, non-bank secured borrowings of $762,000, security deposits of $1.1million lease and loan payment servicing liabilities of $259,000, wind down accruals of $441,000 and other liabilities of $182,000.

During the second quarter of 2001, Humboldt established accruals for the expected cost of winding down the operations of BFS, including severance, operating costs and professional fees. At March 31, 2002, the aggregate remaining balance of the accruals was $441,000. Management believes this accrual is sufficient to cover the remaining wind-down costs.

Note 6 - Restatement

     On August 13, 2002, Humboldt announced in a press release that, during a review of existing contracts in connection with the pending sale of the Company's proprietary merchant bankcard portfolio (the "MBC Portfolio"), it was determined that compensation expense related to certain employment agreements should have been recognized over each employee's service period and not just at the time of a sale. The employment agreements, which were in effect since 1997, provided for two employees of the Company's merchant bankcard division to earn an equity interest in the MBC Portfolio. On October 4, 2002, as announced in a Form 8-K, the proposed sale of Humboldt's MBC portfolio was terminated

     As a result of the  foregoing,  the  Company's  first quarter 2001 and 2002 consolidated financial statements have been restated from amounts previously reported. The principal effects of the restatement on the accompanying consolidated financial statements are set forth below:

Condensed Income Statements - Unaudited
(in thousands, except per share data)

                                            Three Months Ended        Three Months Ended
                                             March 31, 2002            March 31, 2001
                                          ----------------------    ----------------------
                                                      Previously                Previosly
                                          Restated    Reported      Restated    Reported
Interest income                           $  15,407   $  15,407     $  16,763   $  $16,763
Interest expense                              4,625       4,625         7,758        7,758
                                          ----------------------    ----------------------
  Net interest income                        10,782      10,782         9,005        9,005
Provision for loan losses                       446         446           794          794
                                          ----------------------    ----------------------
  Net interest income after provision        10,336      10,336         8,211        8,211
Non-interest income                           6,698       6,698         7,039        7,039
Non-interest expense                         13,400      12,726        14,945       14,616
                                          ----------------------    ----------------------
  Income before taxes                         3,634       4,308           305          634
Provision for income taxes                    1,096       1,299           345          461
                                          ----------------------    ----------------------
  Net income from continuing operations       2,538       3,009           (40)         173
Income (loss) from discontinued
 operations                                       -           -        (1,062)      (1,062)
                                          ----------------------    ----------------------
  Net income (loss)                       $   2,538   $   3,009     $  (1,102)  $     (889)
                                          ======================    ======================

Earnings (loss) per share - Basic:
  Continuing operations                   $    0.24   $    0.29     $       -   $     0.02
  Discontinued operations                 $       -   $       -     $   (0.11)  $    (0.11)
  Net income (loss)                       $    0.24   $    0.29     $   (0.11)  $    (0.09)

Earnings (loss) per share - Diluted:
  Continuing operations                   $    0.23   $    0.28     $       -   $     0.02
  Discontinued operations                 $       -   $       -     $   (0.11)  $    (0.11)
  Net income (loss)                       $    0.23   $    0.28     $   (0.11)  $    (0.09)

Condensed Balance Sheets - Unaudited
(in thousands)

                                          As of March 31, 2002      As of December 31, 2001
                                          ----------------------    ----------------------
                                                      Previously                Previosly
               Assets                     Restated    Reported      Restated    Reported
Cash and equivalents                      $  50,854   $  50,854     $  55,487   $   55,487
Investment securities                       161,641     161,641       172,473      172,473
Net loans                                   669,855     669,855       654,567      654,567
Premises and equipment, net                  18,275      18,275        19,270       19,270
Other assets                                 50,157      48,781        57,120       55,947
                                          ----------------------    ----------------------
  Total assets                            $ 950,782   $ 949,406     $ 958,917   $  957,744
                                          ======================    ======================
            Liabilities
Deposits                                  $ 796,163   $ 796,163     $ 807,086   $  807,086
Borrowings                                   48,435      48,435        45,560       45,560
Trust preferred securities                   20,150      20,150        20,150       20,150
Accrued interest payable and other
 liabilities                                 19,986      15,895        21,539       18,122
                                          ----------------------    ----------------------
  Total liabilities                       $ 884,734   $ 880,643     $ 894,335   $  890,918
                                          ======================    ======================
        Stockholders' Equity
Common stock                              $  65,709   $  65,709     $  67,459   $   67,459
Retained earnings (accumulated deficit)        (727)      1,988        (3,265)      (1,021)
Accumulated other comprehensive income        1,066       1,066           388          388
                                          ----------------------    ----------------------
  Total stockholders' equity                 66,048      68,763        64,582       66,826
                                          ----------------------    ----------------------
  Total liabilitites and stockholders'
    equity                                $ 950,782   $ 949,406     $ 958,917   $  957,744
                                          ======================    ======================


Part I - Item II
Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

     Humboldt Bancorp ("Humboldt") is a bank holding company registered under the Bank Holding Company Act of 1956. As of March 31, 2002, Humboldt had the following Commercial Bank subsidiaries:

Table 3 - Total Assets by Bank

Subsidiary Name         Total Assets (000'S)
Humboldt Bank           $534,327
Tehama Bank             $257,686
Capitol Valley Bank     $203,351

     Total consolidated assets at March 31, 2002 were $951 million, compared with $959 million at December 31, 2001, a decrease of 3% on an annualized basis. During the first quarter of 2001, Humboldt adopted a plan whereby Bancorp Financial Services, Inc. is classified as a discontinued operation. Additional information regarding this is provided under the Discontinued Operations section below.

Results of Operations

     For the three months ended March 31, 2002, Humboldt reported net income of $2.5million, or $0.23 per diluted share, compared to a net loss of $1.1 million, or $0.11 per diluted share, for the same period in 2001. Humboldt reported net income from continuing operations for the first three months of 2002 of $2.5 million, or $0.23 per diluted share, compared with a net loss of $40,000, or $0.00 per diluted share, for the same period in 2001. The first quarter 2002 operating results produced a return on average shareholders' equity and return on average assets of 15.65% and 1.09%, respectively, compared with 15.32% and 1.30%, respectively, for the same period in 2001 (Exclusive of merger-related expenses and loss on discontinued operations).

     The following table summarizes the components of income and expense for the three months of 2002 and 2001 and the changes in those components for the periods presented.

Table 4 - Condensed Consolidated Statements of Income
(in thousands, except per share data)

                                                For the Three Months
                                                   Ended March 31      Change
                                                2002         2001      Amount
Summary of Operations
Interest income                                 $15,407      $16,763   $(1,356)
Interest expense                                  4,625        7,758    (3,133)
                                                -------------------------------
Net Interest Income                              10,782        9,005     1,777
Provision for loan losses                           446          794      (348)
                                                -------------------------------
Net interest income after provision for
 loan losses                                     10,336        8,211     2,125
Non-interest income                               6,698        7,039      (341)
Non-interest expense                             13,400       11,414     1,986
Merger-related expenses                               -        3,531    (3,531)
                                                -------------------------------
Income before taxes                               3,634          305     3,329
Income taxes                                      1,096          345       751
                                                -------------------------------
Net income (loss) from continuing operations      2,538          (40)    2,578
Income (loss) on discontinued operations,
 net of tax                                           -       (1,062)    1,062
                                                -------------------------------
Net income (loss)                               $ 2,538      $(1,102)  $ 3,640
                                                ===============================
Net operating income*                           $ 2,538      $ 2,722   $  (184)

* Excluding merger related charges and loss on discontinued operations.

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

For the three months ended March 31, 2002, the net interest margin (net interest income as a percentage of average interest earning assets) on a fully-tax equivalent basis was 5.30%, and increase of 27 basis points over the comparable prior year period. The following table shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned (on a fully-tax equivalent basis) and paid by Humboldt on those assets and liabilities for the three month periods ended March 31, 2002 and 2001:

Table 5 - Average Consolidated Balance Sheets and Net Interest Analysis Fully tax-equivalent basis
(in thousands)

                                                For the Three Months Ended
                                      March 31, 2002                  March 31, 2001
                                ----------------------------------------------------------
                                Average    Interest    Avg.    Average    Interest   Avg.
                                Balance      (1)       Rate    Balance      (1)      Rate
                                --------   --------    -----   -------    --------   -----
Assets:
Interest-earning assets:
  Loans, net of unearned
   income (2)                   $661,996   13,330      8.17%   582,704    14,211     9.89%
  Investment securities          174,746    2,250      5.22%   132,030     2,410     7.40%
  Federal funds sold and
   other interest income           1,893        7      1.50%    35,458       443     5.07%
                                --------   --------    -----   -------    --------   -----
Total interest-earning assets/
 interest income                 838,635   15,587      7.54%   750,192    17,064     9.22%
                                --------   --------    -----   -------    --------   -----
Non-interest earning assets:
 Allowance for loan losses        (9,821)                       (8,532)
 Cash and due from banks          46,936                        51,375
 Premises and equipment           18,904                        19,288
 Goodwill and deposit
  intangibles                      7,517                         3,416
 Other assets                     45,618                        34,384
                                --------                       -------
Total assets                    $947,789                       850,123
                                ========                       =======
Liabilities and Stockholders'
 Equity
Interest-bearing liabilities:
 Interest-bearing deposits:
  Transaction accounts          $ 47,951       26      0.22%    40,740        80     0.80%
  Savings deposits               237,135      894      1.53%   161,559     1,447     3,63%
  Certificates of deposit        296,286    2,793      3.82%   361,488     5,400     6.06%
  Individual Retirement
   Accounts
                                --------   --------    -----   -------    --------   -----
  Total interest-bearing
   deposits                      581,372    3,713      2.59%   563,787     6,927     4.98%
                                --------   --------    -----   -------    --------   -----

Federal Home Loan Bank
 advances                         40,648      392      3.91%    28,707       399     5.64%
Other borrowings (3)              30,172      520      6.99%    19,890       432     8.81%
                                --------   --------    -----   -------    --------   -----
 Total borrowed funds             70,820      912      5.22%    48,597       831     6.93%
                                --------   --------    -----   -------    --------   -----
Total interest-bearing
 liabilities/interest expense    652,192    4,625      2.88%   612,384     7,758     5.14%
Non-interest-bearing
 liabilities:
 Non-interest-bearing deposits   203,372                       163,503
 Other liabilities                26,427                         2,190
                                --------                       -------
 Total liabilities               881,991                       778,077
                                --------                       -------
Stockholders' equity              65,798                        72,046
                                --------                       -------
Total liablities and
 stockholders' equity           $947,789                       850,123
                                ========                       =======
Net interest-rate spread                               4.66%                         4.08%
Impact of non-interest
 bearing sources and other
 changes in balance sheet
 composition                                           0.64%                         0.95%
                                                       -----                         -----
Net interest income/
 margin on interest-
 earning assets (4)                       $10,962      5.30%               9,306     5.03%
                                          ========     =====              ========   =====

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

Table 6 - Change in Interest Income and Expense on a Tax Equivalent Basis (in thousands)

                                                Three Months Ended March 31,
                                                   2002 Compared to 2001
                                                    Increase (Decrease)
                                               in interest income and expense
                                                    due to changes in:

                                                Volume     Rate        Total
Interest-earning assets:
 Loans and leases:                              $1,590     (2,471)     (  881)
 Investment securities:                            550       (710)     (  160)
 Federal funds sold & other interest income       (124)      (312)     (  436)
                                                ------------------------------

 Total interest-earning assets/interest
  income                                         2,016     (3,493)     (1,477)

Interest-bearing liabilitites:
 Transactions accounts                               4        (58)        (54)
 Savings deposits                                  284       (837)       (553)
 Certificates of deposit                          (614)    (1,993)     (2,607)
                                                ------------------------------
   Total interest-bearing deposits                (326)    (2,888)     (3,214)
 FHLB advances                                     115       (122)         (7)
 Other borrowings                                  117        (89)         88
                                                ------------------------------
   Total borrowed funds                            292       (211)         81
                                                ------------------------------
 Total interest-bearing liabilities                (32)    (3,099)     (3,133)
                                                ------------------------------
 Increase (decrease) in net interest
  income                                        $2,048       (394)      1,656


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

Table 7 - Other Non-Interest Income
(in thousands)

                                         For the Three Months Ended March 31
                                                            Change     Change
                                        2002      2001      Amount     Percent
                                        --------------------------------------
Merchant processing fees                $4,307    $4,231        76         2%
ATM fees                                   606       840      (234)      -28%
Bank-owned life insurance                  192       212       (20)      - 9%
Service charges on deposit accounts        547       511        36         7%
Gain on sale of loans                      353        88       265       301%
Gain (loss) on sale of securities            -       126      (126)      100%
Other                                      693     1,031      (338)      -33%
                                        --------------------------------------
  Total other non-interest income       $6,698    $7,039      (341)      - 5%


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

Non-interest Expense

     For the three months ended March 31, 2002, non-interest expense totaled $13.4 million, a decrease of $1.5 million, or 10%, over the same period in 2001. Included in non-interest expense for the first three months of 2001 was $3.5 million of operating expenses related to the merger with Tehama. These expenses consisted primarily of professional fees, data processing expenses, compensation arrangements and depreciation of equipment. Excluding the merger-related expenses, non-interest expense increased by 14% during the first three months of 2002 over the same period in 2001.

     Salary and employee benefit expense, which represents the single largest component of non-interest expense, increased by $810,000, or 13%, in the three months ended March 31, 2002, over the comparable 2001 period. This increase is primarily attributed to a rise in group health insurance rates, normal cost of living salary adjustments and an increase in the accrual related to compensation arrangements for two employees based on the value of Humboldt's proprietary merchant bankcard portfolio.

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

     The efficiency ratio, which is a measure of operating expenses excluding non-recurring expenses as a percentage of operating revenues, was 76.7% for the three months ended March 31, 2002 as compared to 71.7% for the same period in 2001.

Income Taxes

     Income tax expense for the three months ended March 31, 2002 was $1.1 million, compared with $345,000 thousand for the same period in 2001. The effective tax rate (income tax expense as a percentage of pre-tax net income) for the three months ended March 31, 2002, was 30.2% compared to 32.4% for the comparable 2001 period, excluding non-deductible merger related expenses of approximately $1.1 million. The reduction of effective tax rate is attributable to one full month of tax benefit associated the HB Investment Trust (See Note 4
- Formation of HB Investment Trust).

Investment Securities

     Average securities for the first three months of 2001 were $175 million, an increase of $43 million, or 33%, over the comparable 2001 period. During the first quarter of 2001, Humboldt conducted a quarterly review of its securities portfolio in consideration of recent changes in market interest rates, loan demand and other factors. As a result of these reviews, certain investment securities totaling approximately $42 million were sold during the first three months of 2001, resulting in gains on sale of $126,000. Humboldt had no sales or gains during the first quarter of 2002.

Loans

     Humboldt experienced annualized loan growth of 9% for the three-month period ended March 31, 2002. This growth was the result of continued favorable economic conditions in Humboldt's primary market areas, in particular the greater Sacramento, California region. Total loans were $680 million at March 31, 2002, compared to $664 million at December 31, 2001. Average loans for the three months ended March 31, 2002, were $662 million, compared to $583 million for the same period of 2001. The average yield on loans for the three months ended March 31, 2002 was 8.17%, compared to 9.89% for the same period in 2001. The decrease in the average yield on loans is primarily due to the general decline in market interest rates. The average prime rate, the benchmark index for a substantial percentage of Humboldt loans for the first three months of 2002 was 4.75% as compared to 8.65% during the same period in 2001.

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

     The following table presents information about Humboldt's non-performing assets, including quality ratios:

Table 8 - Non-Performing Assets
(in thousands)

                                         March 31,    December 31,     March 31,
                                           2002          2001            2001
                                        ----------------------------------------
Non-accrual loans                       $2,416        $2,915           $1,742
Loans past due 90 days or more
 and still accruing                      2,460         1,560            3,199
                                        ----------------------------------------
 Total non-performing loans              4,876         4,475            4,941
Other real estate owned                    549           166            1,161
                                        ----------------------------------------
 Total non-performing assets            $5,425        $4,641           $6,102
                                        ========================================

Total non-performing loans as a
 percentage of total loans               0.72%         0.67%            0.83%
Total non-performing assets as a
 percentage of total assets              0.57%         0.48%            0.70%

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

Table 9 - Summary of Loan Loss Experience
(in thousands)

                                                        Three Months Ended
                                                             March 31
                                                        2002          2001
                                                        ------------------
Balance beginning of period                             $9,765      $8,368
Provision for loan losses                                  446         794
Loans charged-off                                         (464)       (620)
Charge-off recoveries                                      216          60
                                                        ------------------
Net charge-offs                                           (248)       (560)
                                                        ------------------
Balance end of period                                   $9,963      $8,602
                                                        ==================

                                                        March 31,   December 31,
                                                          2002         2001
Total loans:
 At period end                                          $679,818    $664,332
 Average (Three months for 2002)                        $661,996    $616,159
As a percentage of average loans:
 Net charge-offs (annualized basis for 2002)              0.15%       0.24%
 Provision for loan losses (annualized basis for 2002)    0.27%       0.47%
Allowance as a percentage of period end loans             1.47%       1.47%
Allowance as a percentage of non-performing loans          204%        218%

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

Table 3 - Intangible Assets
(in thousands)

                                As of March 31, 2002              As of December 31, 2001
                        ------------------------------------  --------------------------------
                         Gross                                 Gross                    Net
                        Carrying  Accumulated   Net Carrying  Carrying  Accumulated   Carrying
                         Value    Amortization      Value      Value    Amortization   Value
                        ------------------------------------  --------------------------------
Amortizable intangible
 assets:
 Unidentifiable
  intangibles           $1,351          (248)   $1,103         $1,350         (171)   $1,179
 Core deposit
  intangibles            6,032        (3,863)    2,169          6,037       (3,732)    2,305
                        ------------------------------------  --------------------------------
   Other intangible
    assets               7,383        (4,111)    3,272          7,387       (3,903)    3,484
 Goodwill                    -             0         -            497         (234)      263
                        ------------------------------------  --------------------------------
   Total amortizable
    intangible assets   $7,383        (4,111)   $3,272         $7,884       (4,137)   $3,747
                        ====================================  ================================
Unamortizable goodwill: $3,930          (234)   $3,696              -            0         -
                        ------------------------------------  --------------------------------


In January 2002 Humboldt paid a contingent payment in the amount of $4.6 million related to the acquisition of Capitol Thrift and Loan in March 2000. The final payment resulted in the elimination of approximately $1.2 million of negative goodwill and the creation of a goodwill asset of $3.4 million. As of March 31, 2002, all of Humboldt's goodwill, totaling $3.7 million, is included in the commercial banking segment.

Accrual and estimated future amortization expense is as follows:

                                Unidentifiable  Core Deposit
                                  Intangibles   Intangibles   Goodwill  Total
                                --------------  ------------  --------  -----
Amortization expense:
 Three months ended March 31,
   2002                                $ 77             $131      -     $208
 Three months ended March 31,
   2001                                   5              146     66      217

Estimated amortization
 expense:
 Nine months ending December
  31, 2002                              257              393      -      650
 Year ending December 31,
        2003                            334              492      -      826
        2004                             58              492      -      550
        2005                             58              492      -      550
        2006                             58              396      -      454
        2007                             58              396      -      454

The impact of the  adoption of SFAS No 142 on earnings  was $66,000 in the first
quarter  of  2002,   with  no  change  in  the  overall  Basic  or  Diluted  EPS calculations.


Asset/Liability Management

     Humboldt's financial performance is largely dependent upon its ability to manage market interest rate risk, which can be further defined as the exposure of Humboldt's net interest income to fluctuations in interest rates. Since net interest income is the largest component of Humboldt's revenue, management of interest rate risk is a priority. Humboldt's interest rate risk management program includes a coordinated approach to managing interest rate risk and is governed by policies and Humboldt's Asset/Liability Management Committee. The ALCO meets regularly to evaluate the impact of market interest rates on the assets, liabilities, net interest margin, capital and liquidity of Humboldt and to determine the appropriate strategic plans to address the impact of these factors.

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

(1) Variable rate based on Prime
(2) Variable rate based on 3 month LIBOR plus 360 basis points

Capital Resources and Liquidity

     The following table shows Humboldt's capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution at March 31, 2002 and December 31, 2001:

Table 12 - Capital Ratios

                                               March 31,      December 31,
                                                 2002             2001

Leverage ratio                                   8.27%           8.45%
 Regulatory minimum                              4.00%           4.00%
 Well-capitalized minimum                        5.00%           5.00%
Tier I risk-based capital                        9.88%          10.48%
 Regulatory minimum                              4.00%           4.00%
 Well-capitalized minimum                        6.00%           6.00%
Total risk-based capital                        11.13%          11.72%
 Regulatory minimum                              8.00%           8.00%
 Well-capitalized minimum                       10.00%          10.00%

On February 6, 2002, Humboldt announced the authorization of a stock repurchase for up to 500,000 shares. As of March 31, 2002, a total of 206,800 shares had been repurchased.

     Liquidity measures the ability to meet current and future cash flow needs as they become due. Maintaining an adequate level of liquid funds, at the most economical cost, is an important component of Humboldt's asset and liability management program. Humboldt has several sources of available funding to provide the required level of liquidity, including deposits and short and long-term borrowings. Like most banking organizations, Humboldt relies primarily upon cash inflows from financing activities (deposit gathering, short-term borrowing and issuance of long-term debt) in order to fund its investing activities (loan origination and securities purchases). The financing activity cash inflows such as loan payments and securities sales and prepayments are also a significant component of liquidity. The holding company's primary source of liquidity is from dividends received from the Banks. Dividends from the Banks are subject to certain regulatory restrictions.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Humboldt's quantitative and qualitative disclosures about market risk as of March 31, 2002 from that presented in Humboldt's Annual Report on Form 10-K for the year ended December 31, 2001.

                           PART II - OTHER INFORMATION



Item 6  -  Exhibits and Reports on Form 8-K -

a) Exhibits

       10.1 Change in control severance agreement dated April 12, 2002 by and between Humboldt Bancorp and Patrick J Rusnak*
       10.2 Employment agreement dated April 14,2002 by and between Humboldt Bancorp and Robert M Daugherty*
       99.1   Certification of Chief Executive Officer
       99.2   Certification of Chief Financial Officer

* Incorporated by reference to Humboldt's Form 10-Q for the quarterly period ended March 31, 2002 filed with the Commission on May 15, 2002.

b) There were no reports filed on Form 8-K during this reporting period.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


October 16, 2002                HUMBOLDT BANCORP



                                /S/ PATRICK J. RUSNAK
                                -----------------------------
                                Patrick J. Rusnak
                                Chief Financial Officer


                                                                    Exhibit 99.1


                                  CERTIFICATION


     I, Robert M. Daugherty, Chief Executive Officer, certify that:

     1. I have reviewed this amendment to quarterly report on Form 10-Q of Humboldt Bancorp;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this amendment to quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment to quarterly report;

Dated: October 16, 2002          /S/ ROBERT M. DAUGHERTY
                                 -----------------------
                                 Robert M. Daugherty
                                 President and Chief Executive Officer

                                                                    Exhibit 99.2


                                  CERTIFICATION


     I, Patrick J. Rusnak, Chief Financial Officer, certify that:

     1. I have reviewed this amendment to quarterly report on Form 10-Q of Humboldt Bancorp;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this amendment to quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment to quarterly report;

Dated:  October 16, 2002              /S/ PATRICK J. RUSNAK
                                      ---------------------
                                      Patrick J. Rusnak
                                      Chief Financial Officer