Form 10-Q
period 2002-09-30
HUMBOLDT BANCORP
filed 2002-11-15
CIK 1008554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

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

                                 (916)-783-2812
                                ----------------
                               (Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

                  Common stock, no par value: 12,584,563 shares
                       outstanding as of November 1, 2002

                                      INDEX

PART I Financial Information

     Item 1. Financial Statements

          Consolidated  Balance  Sheets  (unaudited)  at September  30, 2002 and
            December 31, 2001

          Consolidated  Statements of Operations  (unaudited)  for the Three and
            Nine Months Ended September 30, 2002 and 2001

          Consolidated  Statements of Cash Flows (unaudited) for the Nine Months
            Ended September 30, 2002 and 2001

          Notes to Unaudited Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Item 4. Controls and Procedures

PART II Other Information

     Item 1. Legal  Proceedings

     Item 2. Changes in Securities

     Item 3. Defaults Upon Senior Securities

     Item 4. Submission of Matters to a Vote of Security Holders

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

Part 1 - Financial Information
Item 1 - Financial Statements
                        HUMBOLDT BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                         September 30,      December 31,
                                                                              2002              2001
                                                                                             (Restated)
                                                                        ------------------------------------
                                                                              (dollars in thousands)
                                                                                    (unaudited)
ASSETS
Cash and due from banks                                                         $ 32,085           $ 54,567
Interest-bearing deposits in other banks                                             324                920
Investment securities available-for-sale, at fair value                          172,622            172,473
Loans and leases                                                                 755,092            664,332
Less:  allowance for loan and lease losses                                        11,554              9,765
                                                                        ------------------------------------
        Net loans                                                                766,646            654,567
Premises and equipment, net                                                       17,007             19,270
Net assets of discontinued operations                                                  -              6,669
Accrued interest receivable and other assets                                      45,965             50,451
                                                                        ------------------------------------

        TOTAL ASSETS                                                         $ 1,011,541          $ 958,917
                                                                        ====================================


LIABILITIES
    Deposits
        Noninterest-bearing                                                    $ 237,553          $ 213,092
        Interest-bearing                                                         575,685            593,994
                                                                        ------------------------------------
                Total deposits                                                   813,238            807,086
    Accrued interest payable and other liabilities                                21,403             21,539
    Borrowed funds                                                                82,167             45,560
    Guaranteed Preferred Beneficial Interests in Company's
    Junior Subordinated Debentures (Trust Preferreed
    Securities)                                                                   20,150             20,150
    Net liabilities of discontinued operations                                        54                  -
                                                                        ------------------------------------
        TOTAL LIABILITIES                                                        937,012            894,335



STOCKHOLDERS' EQUITY
    Common stock, no par value; 50,000,000 shares
    authorized, 12,584,000 shares in 2002 and 12,420,000
    shares in 2001 issued and outstanding                                         65,290             67,459
    Retained earnings (accumulated deficit)                                        5,131             (3,265)
    Accumulated other comprehensive income                                         4,109                388
                                                                        ------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                                74,529             64,582
                                                                        ------------------------------------

        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                                                 $ 1,011,541          $ 958,917
                                                                        ====================================

                      See accompanying notes to the consolidated financial statements

                        HUMBOLDT BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            For the Three                  For the Nine
                                                                       Months Ended September 30,     Months Ended September 30,
                                                                            2002           2001           2002           2001
                                                                                        (Restated)                    (Restated)
                                                                      -------------------------------------------------------------
                                                                                         (dollars in thousands)
                                                                                         (unaudited)
INTEREST INCOME
    Interest and fees on loans and leases                                  $13,952      $13,915          $40,875       $42,072
    Interest and dividends on investment securities
        Taxable                                                              2,117        1,729            5,668         5,226
        Exempt from Federal income tax                                         349          365            1,070         1,174
    Interest on deposits                                                         4          483               18         1,360
                                                                      -------------------------------------------------------------
                Total Interest Income                                       16,422       16,492           47,631        49,832
INTEREST EXPENSE
    Interest on deposits                                                     3,394        6,316           10,552        20,046
    Interest on borrowed funds and other                                     1,080          743            2,975         2,331
                                                                      -------------------------------------------------------------
                Total Interest Expense                                       4,474        7,059           13,527        22,377
                                                                      -------------------------------------------------------------
                        NET INTEREST INCOME                                 11,948        9,433           34,104        27,455
    Provision for loan losses                                                1,103          509            2,191         1,886
                                                                      -------------------------------------------------------------
                        NET INTEREST INCOME AFTER
                        PROVISION FOR LOAN LOSSES                            10,845        8,924           31,913        25,569
NON-INTEREST INCOME
    Fees and other income                                                     4,866        5,731           15,339        16,761
    Service charges on deposit accounts                                         891        1,185            3,036         3,859
    Net gain on sale of loans                                                   583          389            1,732           855
    Net investment securities gain                                              532          126              828           282
                                                                      -------------------------------------------------------------
                Total Non-interest Income                                     6,872        7,431           20,935        21,757
OTHER EXPENSES
    Salaries and employee benefits                                            6,115        6,306           19,493        19,042
    Net occupancy and equipment expense                                       1,578        1,507            4,749         4,219
    Merger Related Items                                                          -            -                -         3,531
    Other expenses                                                            5,339        4,304           15,869        12,625
                                                                      -------------------------------------------------------------
                Total Other Expenses                                         13,032       12,117           40,111        39,417
                                                                      -------------------------------------------------------------
                Income Before Income Taxes                                    4,685        4,238           12,737         7,909
    Provision for income taxes                                                1,108        1,454            3,485         2,718
                                                                      -------------------------------------------------------------

    NET INCOME CONTINUING OPERATIONS                                          3,577        2,784            9,252         5,191
                                                                      -------------------------------------------------------------
DISCONTINUED OPERATIONS
    Loss on wind-down of discontinued operations, net of tax                      -            -             (276)      (14,594)
                                                                      -------------------------------------------------------------
                NET INCOME (LOSS)                                         $3,577       $2,784           $8,976       ($9,403)
                                                                      =============================================================

EARNINGS (LOSS) PER SHARE - BASIC:
    Continuing Operations                                                  $0.29        $0.22            $0.74          0.42
    Discountined Operations                                                $0.00        $0.00           ($0.02)       ($1.18)
                                                                      -------------------------------------------------------------
    Net income (loss)                                                      $0.29        $0.22            $0.72        ($0.76)
                                                                      =============================================================

EARNINGS (LOSS) PER SHARE - DILUTED:
    Continuing Operations                                                  $0.27        $0.21            $0.71          0.40
    Discountined Operations                                                $0.00        $0.00           ($0.02)       ($1.12)
                                                                      -------------------------------------------------------------
    Net income (loss)                                                      $0.27        $0.21            $0.69        ($0.72)
                                                                      =============================================================

BASIC SHARES OUTSTANDING                                                  12,543       12,505           12,476        12,435
DILUTED SHARES OUTSTANDING                                                13,182       13,015           13,026        13,021
DIVIDENDS DECLARED PER SHARE                                              $ 0.03          $ -           $ 0.05           $ -

                                        See accompanying notes to the consolidated financial statements

                        HUMBOLDT BANCORP AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2002 and 2001

                                                                             2002           2001
                                                                                          Restated
                                                                         ------------------------------
                                                                            (dollars in thousands)
                                                                                  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                          $ 8,976        $ (9,403)
Adjustments to reconcile net income
to net cash provided by operating activities:

Wind-down of discontinued Operations                                           276          14,304
Depreciation and amortization                                                4,381           3,247
Provision for loan losses                                                    2,191           1,886
Gain on sale of securities                                                    (828)           (282)
Net change in  other assets                                                  3,813         (12,256)
Net change in other liabilities                                               (136)          7,744
Net change in loans held for sale                                                -             373
Net gain on sale of loans                                                   (1,732)              -
                                                                         ------------------------------
        Net cash provided by operating activities                         $ 16,941         $ 5,613

CASH FLOWS FROM INVESTING ACTIVITIES, NET OF PURCHASE ACQUISITIONS:


Proceeds from sale/maturities of securities available for sale            $ 94,214        $ 57,178
Proceeds from maturities of securities held to maturity                          -           8,045
Purchases of securities available for sale                                 (89,250)        (81,725)
Purchases of securities held to maturity                                         -            (155)
Net change in loans                                                        (89,430)        (53,889)
Federal funds sold, net                                                          -         (34,425)
Net change in interest-bearing deposits in banks                               596            (112)
Investing activities related to wind-down of discontinued operations         3,795               -
Proceeds from sale of foreclosed real estate                                   698             623
Proceeds from disposal of premises and equipment                               846               -
Purchases of bank premises and equipment                                      (901)         (3,326)
                                                                         ------------------------------
          Net cash used in investing activities                          $ (79,432)     $ (107,786)

CASH FLOWS FROM FINANCING ACTIVITIES, NET OF PURCHASE ACQUISITIONS


Net change in deposits                                                     $ 6,152       $ 107,934
Payments on borrowed funds                                                 (21,793)        (16,941)
Proceeds from borrowed funds                                                58,400           4,888
Repurchase of common stock                                                  (4,191)              -
Proceeds of issuance of trust prefered securites                                 -           5,000
Payments of cash dividends                                                    (571)              -
Proceeds from issuance of stock for exercised options                        2,021             401
Fractional shares purchased                                                     (9)             (9)
                                                                         ------------------------------
          Net cash provided by financing activities                         40,009         101,273
                                                                         ------------------------------
Net change in cash and cash equivalents                                    (22,482)           (900)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            54,567          60,126
                                                                         ------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 32,085        $ 59,226
                                                                         ==============================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                                $ 13,834        $ 22,680
  Income Taxes                                                               1,500           4,541
Non-cash transactions
  Unrealized holding gains on securities                                     5,316           1,905
  Deferred income taxes on unrealized holding gains
   and losses on securities                                                  1,595             881
  Loans transferred to foreclosed property                                   $ 620           $ 480

                   See accompanying notes to the consolidated financial statements

                        HUMBOLDT BANCORP AND SUBSIDIARIES
                    STATEMENTS OF OTHER COMPREHENSIVE INCOME

                                                                        For the Three                  For the Nine
                                                                  Months Ended September 30,     Months Ended September 30,
                                                                      2002           2001           2002            2001
                                                                                  (Restated)                     (Restated)
                                                                 -------------------------------------------------------------
                                                                                    (dollars in thousands)
                                                                                         (unaudited)

Net income (loss)                                                  $ 3,577        $ 2,784         $ 8,976       $ (9,403)
                                                                 -------------------------------------------------------------

Other comprehensive income:
  Unrealized holding gains on securities available for sale          2,285          1,445           5,226          2,187
  Net unrealized holding gains (losses) in interest rate swaps
   qualifying as cash flow hedges                                      743              -             918              -
  Reclassification adjustment for realized gains
   on securities transactions                                         (532)          (126)           (828)          (282)
                                                                 -------------------------------------------------------------
   Total other comprehensive income before income taxes              2,496          1,319          $5,316          1,905
                                                                 -------------------------------------------------------------

Income tax expense (benefit) related to the above items:
  Unrealized holding gains on securities available for sale            701            744           1,568          1,006
  Net unrealized holding gains/(losses) in interest rate swaps
   qualifying as cash flow hedges                                      223              -             275              -
  Reclassification adjustment for realized gains
   on securities transactions                                         (161)           (68)           (248)          (125)
                                                                 -------------------------------------------------------------
   Total income tax expense                                            763            676           1,595            881
                                                                 -------------------------------------------------------------
   Net other comprehensive income                                    1,733            643           3,721          1,024
                                                                 -------------------------------------------------------------
   Total comprehensive income                                      $ 5,310        $ 3,427        $ 12,697       $ (8,379)
                                                                 =============================================================

                       See accompanying notes to the consolidated financial statements


SIGNIFICANT ACCOUNTING DEVELOPMENT

On August 13, 2002, Humboldt Bancorp ("Humboldt") announced in a press release that, during a review of existing contracts in connection with the pending sale of the Company's proprietary merchant bankcard portfolio (the "MBC Portfolio"), it was determined that compensation expense related to certain employment agreements should have been recognized over each employee's service period and not just at the time of a sale. The employment agreements, which were in effect since 1997, provided for two employees of the Company's merchant bankcard division to earn an equity interest in the MBC Portfolio. As a result of the foregoing, Humboldt's Form 10-K for the year 2001 will be restated from the amounts previously reported to reflect recognition of compensation expense based on management's estimate of the value of MBC Portfolio as of the date of the financial statements. This report on Form 10-Q reflects the impact of this restatement for both the three and nine-month periods ended September 30, 2001.

For purposes of the Form 10-K/A and Form 10-Q/A (the "Forms"), and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Humboldt has amended and restated in its entirety each item of the Forms that were affected by the restatement. In order to preserve the nature and character of the disclosures provided in the Forms as they were originally filed, no attempt was made to modify or update any disclosure except those required to reflect the effects of the restatement.

Humboldt Bancorp and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Significant Accounting Policies

     The accounting and financial reporting policies of Humboldt and its subsidiaries conform to generally accepted accounting principles and general banking industry practices. The consolidated financial statements have not been audited and all material intercompany balances and transactions have been eliminated. A more detailed description of Humboldt's accounting policies is included in the 2001 annual report filed on Form 10-K.

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

Note 2 - Per Share Data

     Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income available to common shareholders and assumed conversions by the weighted average number of common shares plus common equivalent shares outstanding including dilutive stock options. All amounts have been restated to reflect the six-for five stock split paid on August 19, 2002 to shareholders of record as of August 5, 2002. The following table provides reconciliation of the basic and dilutive earnings per share computations for the three and nine months ended September 30, 2002 and 2001.



Table 1 - Earnings Per Share

                                                                     For the Three Months      For the Nine Months
                                                                        Ended Sept 30,           Ended Sept 30,
                                                                     2002          2001         2002        2001
(In thousands, except per share data)                                           (Restated)               (Restated)
---------------------------------------------------------------------------------------------------------------------
Basic earnings per share:
  Weighted average shares outstanding                               12,543         12,505      12,476      12,435
  Net income (loss)                                                $ 3,577        $ 2,784     $ 8,976    $ (9,403)
  Net income from continuing operations                            $ 3,577        $ 2,784     $ 9,252     $ 5,191
  Basic earnings (loss) per share                                   $ 0.29         $ 0.22      $ 0.72     $ (0.76)
  Basic earnings per share - continuing operations                  $ 0.29         $ 0.22      $ 0.74      $ 0.42

Diluted earnings per share:
   Weighted average shares outstanding                              12,543         12,505      12,476      12,435
   Net effect of the assumed exercise of
     stock options based on the treasury
     stock method using average market
     price for the period                                              639            510         550         586
                                                                  ---------------------------------------------------
   Total weighted average shares and common
     stock equivalents outstanding                                  13,182         13,015      13,026      13,021
                                                                  ===================================================

   Net income (loss)                                               $ 3,577        $ 2,784     $ 8,976    $ (9,403)
   Net income from continuing operations                           $ 3,577        $ 2,784     $ 9,252     $ 5,191
   Diluted earnings (loss) per share                                $ 0.27         $ 0.21      $ 0.69     $ (0.72)
   Diluted earnings per share - continuing operations               $ 0.27         $ 0.21      $ 0.71      $ 0.40

Note 3 - Stock Split

     On July 22, 2002, Humboldt announced a six-for-five stock split payable to shareholders of record as of August 5, 2002 on August 19, 2002.

Note 4 - Segment Information

     Through September 30, 2002, Humboldt operated in two principal industry segments: retail banking and merchant bankcard services. Humboldt's core retail banking segment includes commercial, commercial real estate, construction, and permanent residential lending along with all depository activities. Humboldt's merchant bankcard department segment provides services for approximately 102,000 merchants throughout the United States.

Table 2 - Business Segments

                                             For the nine months ended                       For the three months ended
                                                September 30, 2002                               September 30, 2002

                                                        Merchant                                    Merchant
                                     Retail             Bancard                     Retail          Bancard
                                     Banking            Services      Total         Banking         Services       Total
                                     -------------------------------------------    ------------------------------------------
                                               (Dollars in thousands)                         (Dollars in thousands)

Non-interest income                  $       8,631       $ 12,304    $   20,935     $   3,456       $  3,416       $     6,872
Interest income                             47,631              -        47,631        16,561           (139)           16,422
Interest expense                            13,527              -        13,527         4,569            (95)            4,474
Segment profit, before taxes (1)             9,383          3,354        12,737         2,836          1,849             4,685
Segment assets                       $     936,890       $ 74,651    $1,011,541     $ 936,890       $ 74,651       $ 1,011,541



                                             For the nine months ended                       For the three months ended
                                                September 30, 2001                              September 30, 2001

                                                        Merchant                                    Merchant
                                     Retail             Bancard                     Retail          Bancard
                                     Banking            Services      Total         Banking         Services       Total
                                     -------------------------------------------    ------------------------------------------
                                               (Dollars in thousands)                          (Dollars in thousands)

Non-interest income                  $       6,361       $ 15,396    $   21,757     $   2,222       $  5,209       $        7,431
Interest income                             49,572            260        49,832        16,364             92               16,456
Interest expense                            22,194            183        22,377         6,973             50                7,023
Segment profit, before taxes (1)             5,449          2,460         7,909         2,108          2,130                4,238
Segment assets                       $     870,522       $ 88,861    $  959,383     $ 870,522       $ 88,861       $      959,383


(1) Excludes discontinued operations


Note 5 - Formation of HB Investment Trust

     During the first quarter of 2002, the company formed and funded HB Investment Trust ("HBIT"), a Maryland real estate investment trust, as a subsidiary of Humboldt Bank. HBIT provides Humboldt Bank with flexibility in raising capital. Humboldt Bank contributed loans with a net book value of approximately $217 million, and cash of $750,000 in exchange for 100% of the common and preferred stock in HBIT. As of September 30, 2002, HBIT is included in the Consolidated Financial Statements.

Note 6   - Discontinued Operations

     During the first quarter of 2001, Humboldt completed a review of strategic alternatives available for Bancorp Financial Services, Inc. ("BFS"), a wholly owned subsidiary that engaged in sale and servicing of small ticket equipment leases and the origination and servicing of indirect automobile loans. The result of this evaluation was the classification of BFS as a discontinued operation, based on management's expectation that the company would be sold as a going concern. The first quarter 2001 financial results included a loss on discontinued operations $1.1 million, which included the after-tax operating loss of BFS and a reserve for the expected loss on the sale of the company of approximately $700,000. During the second quarter of 2001, it was determined that the prospects for the sale of BFS as a going concern were unlikely and management implemented a plan to wind down the operations of BFS in an orderly manner. For the year ended December 31, 2001, Humboldt recognized a loss on discontinued operations of $14.0 million. During the first nine months ended September 30, 2002, Humboldt recorded a $276,000 loss on discontinued operations. The discontinuance of the leasing business has been accounted for under Accounting Principles Board ("APB") Opinion No. 30, and accordingly, the results of this operation are classified as discontinued in all periods presented.

     During the first quarter of 2002, BFS completed the transfer of the Class C lease-backed notes with a carrying value of $3.9 million to a third party in exchange for a reduction in the related secured debt of a like amount. BFS has a remaining loan obligation to the third party of approximately $1.2 million, which, according to the terms of the borrowing agreement, will only be repaid upon the receipt of cash flows from retained interest assets by BFS in the future. During the fourth quarter of 2001, Humboldt Bancorp assumed certain debts of BFS owed to commercial banks. These obligations are unsecured and the agreements provide for scheduled monthly principal and interest payments over a period of three years. At September 30, 2002, the aggregate balance of these borrowings was $1.8 million.

     During the second quarter of 2002, Humboldt completed the liquidation of all remaining leases and loans on the balance sheet of BFS (including the transfer of servicing responsibility) and also completed the sale of previously charged-off leases. As a result of this action, at June 30, 2002 BFS completed ceased operations and all remaining employees were terminated. Although certain accruals were established for the expected costs related to completion of the wind-down, such accruals were not sufficient to cover the actual expenses recognized during the second quarter of 2002 and a loss on discontinued operations of $276,000 was recognized.

     As of September 30, 2002, BFS had total assets of approximately $1.1 million, which included cash of $825,000 and taxes receivable of $292,000. Total liabilities were approximately $1.2 million and included security deposits payable of $1.1 million and an aggregate remaining balance accrual for wind-down expenses of $89,000. Management believes this accrual is sufficient to cover the remaining wind-down costs.

Note 7   - Subsequent Events

     On October 7th, 2002, Humboldt announced that the definitive agreement to sell its proprietary merchant bankcard operations to iPayment Holdings, Inc., originally announced on July 22nd, was terminated. Humboldt announced on September 13th that the transaction had not closed as scheduled on August 30th and that both parties were continuing efforts to complete the transaction. On October 3rd, both parties executed an amendment to the existing purchase agreement. This amendment provided for, among other things, the payment of $1 million to Humboldt as a non-refundable deposit toward the purchase price. This payment was received by Humboldt and will be reflected in the Company's fourth quarter operating results.

     On July 31, 2002, Humboldt announced that it had entered into a definitive agreement to sell its Lancaster and Riverside, California branches. This transaction is expected to close during the first quarter of 2003, subject to regulatory approval. The buyer will assume approximately $15 million of deposit liabilities and assume the facility leases for both locations. Humboldt does not expect this transaction will a material impact on the future results of operations.

Note 8 - Restatement

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

     As a result of the foregoing, the Company's consolidated financial statements for the first, second, and third quarters of 2001 and the first quarter of 2002 have been restated from amounts previously reported. The principal effects of the restatement on the accompanying consolidated financial statements are set forth below:


Table 3 - Restated Condensed Financial Statements

Condensed Income Statement
(in thousands, except per share data)

                                                              For the Three Months Ended             For the Nine Months Ended
                                                                  September 30, 2001                     September 30, 2001
                                                        -------------------------------------------------------------------------
                                                                             Previously                            Previously
                                                             Restated         Reported             Restated         Reported
Interest income                                              $ 16,492        $ 16,492              $ 49,832        $ 49,832
Interest expense                                                7,059           7,059                22,377          22,377
                                                        -----------------------------------    ----------------------------------
   Net interest income                                          9,433           9,433                27,455          27,455
Provision for loan losses                                         509             509                 1,886           1,886
                                                        -----------------------------------    ----------------------------------
   Net interest income  after provision                         8,924           8,924                25,569          25,569
Non-interest income                                             7,431           7,431                21,757          21,757
Non-interest expense                                           12,117          11,964                39,417          38,196
                                                        -----------------------------------    ----------------------------------
   Income before taxes                                          4,238           4,391                 7,909           9,130
Provision for income taxes                                      1,454           1,507                 2,718           3,245
                                                        -----------------------------------    ----------------------------------
   Net income from continuing operations                        2,784           2,884                 5,191           5,885
Income (loss)  from discontinued operations                         -               -               (14,594)        (14,594)
                                                        -----------------------------------    ----------------------------------
   Net income (loss)                                          $ 2,784         $ 2,884              $ (9,403)       $ (8,709)
                                                        ===================================    ==================================

Earnings per share - Basic:
   Continuing operations                                       $ 0.22          $ 0.23                $ 0.42          $ 0.47
   Discontinued operations                                        $ -             $ -               $ (1.18)        $ (1.17)
   Net income (loss)                                           $ 0.22          $ 0.23               $ (0.76)        $ (0.70)

Earnings per share - Diluted
   Continuing operations                                       $ 0.21          $ 0.22                $ 0.40          $ 0.45
   Discontinued operations                                        $ -             $ -               $ (1.12)        $ (1.12)
   Net income (loss)                                           $ 0.21          $ 0.22               $ (0.72)        $ (0.67)

Basic shares                                                   12,505          12,505                12,435          12,435
Diluted shares                                                 13,015          13,015                13,021          13,021

Condensed Balance Sheet
(in thousands)
                                                            As of September 30, 2001               As of December 31, 2001
                                                        -------------------------------------------------------------------------
                                                                             Previously                            Previously
                        Assets                               Restated         Reported             Restated         Reported
Cash and equivalents                                        $ 107,628       $ 107,628              $ 55,487        $ 55,487
Investment securities                                         160,646         160,646               172,473         172,473
Net loans                                                     627,145         627,145               654,567         654,567
Premises and equipment, net                                    19,449          19,449                19,270          19,270
Other assets                                                   44,515          43,377                57,120          55,947
                                                        -----------------------------------    ----------------------------------
   Total assets                                             $ 959,383       $ 958,245             $ 958,917       $ 957,744
                                                        ===================================    ==================================

                      Liabilities
Deposits                                                    $ 820,741       $ 820,741             $ 807,086       $ 807,086
Borrowings                                                     42,866          42,866                45,560          45,560
Trust preferred securities                                     10,465          10,465                20,150          20,150
Accrued interest payable and other liabilities                 21,458          18,417                21,539          18,122
                                                        -----------------------------------    ----------------------------------
   Total liabilities                                        $ 895,530       $ 892,489             $ 894,335       $ 890,918
                                                        ===================================    ==================================

                 Stockholders' Equity
Common stock                                                   67,415        $ 67,415                67,459        $ 67,459
Retained earnings (accumulated deficit)                        (5,659)         (3,756)               (3,265)         (1,021)
Accumulated other comprehensive income                          2,097           2,097                   388             388
                                                        -----------------------------------    ----------------------------------
   Total stockholders' equity                                  63,853          65,756                64,582          66,826
                                                        -----------------------------------    ----------------------------------
   Total liabilities and stockholders' equity               $ 959,383       $ 958,245             $ 958,917       $ 957,744
                                                        ===================================    ==================================


Note 9 - Recent Accounting Pronouncements

     The Company has recorded goodwill and core deposit intangibles acquired in prior years' purchase business combinations and, effective January 1, 2002, accounts for them in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Accordingly, goodwill is no longer being amortized, but is periodically evaluated for impairment. The Company determined that no impairment existed as of September 30, 2002. Core deposit intangibles are amortized to their estimated residual values over their expected useful lives; such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. The Company determined that no such adjustments were required as of September 30, 2002.

     The following table summarizes the Company's goodwill and core deposit intangible assets as of January 1, 2002 and September 30, 2002 (dollars in thousands).

Table 4 - Goodwill & Core Deposit Intangibles
(In Thousands)

                                                         January 1                                 September 30
(Dollars in Thousands)                                     2002       Additions     Reductions         2002
                                                      -----------------------------------------------------------

Goodwill                                                   $ 525       $ 3,432              -       $ 3,957
Accumulated Amortization                                    (263)            -              -          (263)
                                                      -----------------------------------------------------------
                         Net                               $ 262         3,432              -       $ 3,694
                                                      -----------------------------------------------------------

Core Deposit Intangibles                                 $ 5,851             -              -       $ 5,851
Accumulated Amortization                                  (3,565)            -           (376)       (3,941)
                                                      -----------------------------------------------------------

                         Net                             $ 2,286             -                      $ 1,910
                                                      -----------------------------------------------------------

     On October 3, 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. The Company adopted the provisions of Statement 144 on January 1, 2002. The adoption of Statement No. 144 did not have a material impact on the financial condition or operating results of the Company.


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

Overview

     Humboldt Bancorp ("Humboldt") is a bank holding company registered under the Bank Holding Company Act of 1956. On June 1, 2002, Humboldt was granted final regulatory approval for collapsing its Capitol Valley Bank and Tehama Bank charters into that of Humboldt Bank. Under one bank charter, Capitol Valley Bank and Tehama Bank will continue to retain their respective names and operate as divisions of Humboldt Bank. As of September 30, 2002, Humboldt Bank had total assets of $999 million.

     Total consolidated assets at September 30, 2002 were $1.01 billion, compared with $959 million at December 31, 2001, an increase of 7% on an annualized basis. During the first quarter of 2001, Humboldt adopted a plan whereby Bancorp Financial Services, Inc. is classified as a discontinued operation. Additional information regarding this is provided in Note 5 of the notes to the Consolidated Financial Statements.

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

Humboldt's significant accounting policies are described in Note 1 in the Notes to the Consolidated Financial Statements for the year ended December 31, 2001 as filed on Form 10-K (the "Notes to the 2001 Consolidated Financial Statements). Not all of these critical accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management believes that the following policies could be considered critical within the SEC definition.

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

Prior to its classification as a discontinued operation, BFS formed three subsidiaries that were not consolidated on the financial statements of BFS or Humboldt. These subsidiaries are commonly referred to as special purpose entities, or SPEs. As of September 30, 2002 and December 31, 2001, only two subsidiaries were not consolidated. Both of the remaining unconsolidated subsidiaries are considered "qualifying" SPEs that were formed for the sole purpose of issuing lease-backed notes to institutional investors. Additional information on these SPEs is provided in Note 3 in the Notes to the 2001 Consolidated Financial Statements.

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

An additional source of revenue for Humboldt is related to the gains recorded in connection with the sale of loans for which Humboldt retains the right to service the loans. Recording of such gains involves the use of estimates and assumptions related to the expected life of the loans and future cash flows.
Note 1 in the Notes to the 2001 Consolidated Financial Statements contains additional information regarding Humboldt's accounting policy for revenue recorded in connection with the sale of loans. Mortgage servicing rights resulting from the sale of loans are based upon estimates and are subject to the risk of prepayments.

Results of Continuing Operations

For the three months ended September 30, 2002, Humboldt reported net income of $3.6 million, or $0.27 per diluted share, compared to a net income of $2.8 million, or $.21 per diluted share, for the same period in 2001. Humboldt reported net income from continuing operations for the nine months of 2002 of $9.3 million, or $0.71 per diluted share, compared to a net income of $5.2 million, or $.40 per diluted share, for the same period in 2001. The operating results as of September 30, 2002 produced a return on average shareholders' equity and return on average assets of 17.65% and 1.27%, respectively, compared with 15.53% and 1.18%, respectively, for the same period in 2001 (exclusive of merger-related expenses and loss on discontinued operations).

The following table summarizes the components of income and expense for the three and nine months ended September 30 of 2002 and 2001 and the changes in those components for the periods presented.

Table 5 - Condensed Consolidated Statements of Income
(in thousands, except per share data)

                                  For the Three Months                 Percent     For the Nine Months               Percent
                                   Ended September 30      Change     Increase      Ended September 30     Change    Increase
                                    2002         2001      Amount    (Decrease)      2002        2001      Amount   (Decrease)
                                 ------------------------------------------------------------------------------------------------

Summary of Operations
Interest income                  $ 16,422     $ 16,492          (70)     0%         $ 47,631    $ 49,832   (2,201)     -4%
Interest expense                    4,474        7,059       (2,585)   -37%           13,527      22,377   (8,850)    -40%
                                 ------------------------------------              -------------------------------
Net Interest Income                11,948        9,433        2,515     27%           34,104      27,455    6,649      24%
Provision for loan losses           1,103          509          594    117%            2,191       1,886      305      16%
                                 ------------------------------------              -------------------------------
Net interest income after
 provision for loan losses         10,845        8,924        1,921     22%           31,913      25,569    6,344      25%
Non-interest income                 6,872        7,431         (559)    -8%           20,935      21,757     (822)     -4%
Non-interest expense               13,032       12,117          915      8%           40,111      39,417      694       2%
Income before taxes                 4,685        4,238          447     11%           12,737       7,909    4,828      61%
Income taxes                        1,108        1,454         (346)   -24%            3,485       2,718      767      28%
                                 ------------------------------------              -------------------------------
Net income  from continuing
 operations                         3,577        2,784          793     28%            9,252       5,191    4,061      78%
Income (loss) on discontinued
 operations, net of tax                 -            -            -     nm              (276)    (14,594)  14,318      98%
                                 ------------------------------------              -------------------------------
Net income (loss)                 $ 3,577      $ 2,784          793     28%          $ 8,976    $ (9,403)  18,379     195%
                                 ====================================              ===============================

nm - not meaningful

Net Interest Income

     Net interest income is the largest source of Humboldt's operating income. Net interest income was $34.1 million for the nine months ended September 30, 2002, an increase of 24% over the comparable period in 2001. Net interest income for the third quarter of 2002 was $11.9 million, an increase of 27% over the same period in 2001. The increase in net interest income for the nine months and quarter ended September 30, 2002 is primarily attributable to increases in outstanding average interest earning assets over the comparable prior year period and an increase in the net interest margin described below.

     For the nine months ended September 30, 2002, the net interest margin (net interest income as a percentage of average interest earning assets) on a fully-tax equivalent basis was 5.25%, a increase of 48 basis points over the comparable prior year period. For the quarter ended September 30, 2002, the tax-equivalent net interest margin was 5.16%, an increase of 55 basis points over the same period in 2001. The increase in the net interest margin is primarily attributable to changes in Humboldt's deposit pricing strategy that resulted in the cost of interest bearing liabilities decreasing by 201 basis points for the nine month period ended September 30, 2002 as compared to the same period in 2001. For the same time period, the tax-equivalent yield on earning assets declined by 128 basis points. The change in deposit pricing strategy had the greatest impact on certificates of deposit balances, which decreased by $53 million, or 15%, on an average-balance basis from the nine month period ended September 30, 2001 to the same period in 2002. This outflow of deposits was offset by a decrease in earning assets invested in federal funds sold which yielded a lower rate than that paid on the certificates of deposit.

     The following table shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned (on a fully-tax equivalent basis) and paid by Humboldt on those assets and liabilities for the nine month period ended September 30, 2002 and 2001:

 Table 6 - Average Consolidated Balance Sheets and Net Interest Analysis Fully tax-equivalent basis
(in thousands)

                                                                      For the Nine Months Ended
                                                          Sept 30, 2002                           Sept 30, 2001
                                            -------------------------------------------------------------------------------
                                              Average       Interest       Avg.       Average       Interest      Avg.
                                              Balance         (1)          Rate       Balance         (1)         Rate
                                            ------------  ------------ -------------------------  ------------ ------------
Assets:
Interest-earning assets:
  Loans, net of unearned income (2)         $   696,433        40,875         7.85%     604,776        42,072        9.30%
  Investment securities                         183,536         7,241         5.27%     133,933         6,990        6.98%
  Federal funds sold
    and other interest income                     1,124            18         2.14%      47,322         1,360        3.84%
                                            ------------  ------------ -------------------------  ------------ ------------
Total interest-earning assets /
  interest income                               881,093        48,134         7.30%     786,031        50,422        8.58%
                                            ------------  ------------ -------------------------  ------------ ------------
Non-interest-earning assets:
  Allowance for loan losses                     (10,341)                                 (8,834)
  Cash and due from banks                        43,777                                  58,440
  Premises and equipment                         18,081                                  19,114
  Goodwill and other intangibles                  8,610                                   4,761
  Other assets                                   30,823                                  40,794
                                            ------------                            ------------
Total assets                                $   972,043                                 900,306
                                            ============                            ============
Liabilities and Stockholders' Equity
Interest-bearing liabilities:
  Interest-bearing deposits:
    Transaction accounts                    $    48,705           108         0.30%      41,028           211        0.69%
    Savings deposits                            230,108         2,525         1.47%     186,120         5,025        3.61%
    Certificates of deposit                     302,689         7,919         3.50%     355,879        14,810        5.56%
    Individual Retirement Accounts
                                            ------------  ------------ -------------------------  ------------ ------------
    Total interest-bearing deposits             581,502        10,552         2.43%     583,027        20,046        4.60%
                                            -------------------------- --------------------------------------- ------------

Federal Home Loan Bank advances                  54,349         1,339         3.29%      31,388         1,165        4.96%
Other borrowings (3)                             27,951         1,636         7.83%      17,897         1,166        8.71%

                                             ------------  ------------ -------------------------  ------------ ------------
  Total borrowed funds                           82,300         2,975         4.83%      49,285         2,331        6.32%
                                            ------------  ------------ -------------------------  ------------ ------------
Total interest-bearing liabilities /
  interest expense                              663,802        13,527         2.72%     632,312        22,377        4.73%
Non-interest-bearing liabilities:
  Non-interest-bearing deposits                 215,269                                 180,313
  Other liabilities                              22,899                                  19,208
                                            ------------                            ------------
  Total liabilities                             901,970                                 831,833
                                            ------------                            ------------
Stockholders' equity                             70,073                                  68,473
                                            ------------                            ------------
Total liabilities
  and stockholders' equity                  $   972,043                                 900,306
                                            ============                            ============
Net interest-rate spread                                                      4.58%                                  3.85%
Impact of non-interest bearing
  sources and other changes in
  balance sheet composition                                                   0.67%                                  0.92%
                                                                       -------------                           ------------
Net interest income /
  margin on interest-earning assets (4)                   $    34,607         5.25%             $      28,045        4.77%
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


Table 7 - Change in Interest Income and Expense on a Tax Equivalent Basis Unaudited
(in thousands)


                                                             Nine Months Ended September 30,
                                                                  2002 Compared to 2001
                                                                   Increase (Decrease)
                                                              in interest income and expense
                                                                    due to changes in:

                                                             Volume        Rate        Total
Interest-earning assets:
  Loans and leases:                                          $5,380      ($6,577)    ($1,197)
  Investment securities:                                      1,957       (1,706)        251
  Federal funds sold & other interest income                   (740)        (602)     (1,342)
                                                           -------------------------------------

  Total interest-earning assets / interest income             6,597       (8,885)     (2,288)

Interest-bearing liabilities:
   Transactions accounts                                         17         (120)       (103)
   Savings deposits                                             483       (2,983)     (2,500)
   Certificates of deposit                                   (1,392)      (5,499)     (6,891)
                                                           -------------------------------------

      Total interest-bearing deposits                          (892)      (8,602)     (9,494)

   FHLB advances                                                596         (422)        174
   Other borrowings                                             588         (118)        470
                                                           -------------------------------------

       Total borrowed funds                                   1,184         (540)        644
                                                           -------------------------------------

  Total interest-bearing liabilities                            292       (9,142)     (8,850)
                                                           -------------------------------------

  Increase (decrease) in net interest income                 $6,304          258       6,562
                                                           =====================================


Provision for Loan Loss

     The provision for loan losses was $1.1 million, or 0.60% of average loans on an annualized basis, for the three months ended September 30, 2002, compared with $509,000, or 0.34% of average loans, for the same period in 2001. For the nine months ended September 30, 2002, the provision for loan losses was $2.2 million or 0.42% of average loans on an annualized basis, compared with $1.9 million or 0.42% of average loans, for the same period in 2001. Net charge-offs for the three months ended September 30, 2002 were $16,000, or 0.01% of average loans on an annualized basis, compared to $353,000 or 0.23% of average loans for the same period in 2001. Net charge offs for the nine months ended September 30, 2002 were $402,000 or 0.08% of average loans on an annualized basis, compared with $1.1 million or 0.25% of average loans for the same period in 2001. The ratio of allowance for loan losses to total loans was 1.53% at September 30, 2002 compared to 1.47% at December 31, 2001. It is management's belief that this increase of six basis points is warranted in light of recent publicized concerns about real estate market valuations in California.

     The  provision  for loan  losses  and  allowance  for loan  losses  reflect management's consideration of the various risks in the loan portfolio. Additional discussion of loan quality and the allowance for loan losses is provided in the Asset Quality discussion section of this report.

Non-interest Income

     Non-interest income for the three months ended September 30, 2002 was $6.9 million, a decrease of $559,000, or 8%, over the comparable 2001 period.
Non-interest income for the nine months ended September 30, 2002 was $21 million, a decrease of $822,000, or 4%, over the comparable 2001 period. The following table summarizes the major categories of non-interest income for the three and nine months ended September 30, 2002 and 2001 and the changes in those components for the periods presented:

Table 8 -Other Non-Interest Income
(In thousands)


                                For the Three Months Ended September 30,               For the Nine Months Ended September 30,
                                                     Change      Change                                     Change      Change
                               2002        2001      Amount      Percent            2002         2001       Amount      Percent
                              ------------------------------------------------------------------------------------------------------
Merchant processing fees      $3,966     $ 3,694        272          7%          $ 12,679     $ 10,286       2,393         23%
ATM fees                         239         661       (422)       -64%             1,214        2,291      (1,077)       -47%
Bank-owned life insurance        205         230        (25)       -11%               640          652         (12)        -2%
Service charges on deposit
 accounts                        652         501        151         30%             1,822        1,627         195         12%
Gain on sale of loans            583         389        194         50%             1,732          855         877        103%
Gain (loss) on sale of
 securities                      532         126        406        322%               828          282         546        194%
Other                            695       1,830     (1,135)       -62%             2,020        5,764      (3,744)       -65%
                              ------------------------------------------------------------------------------------------------------
   Total other non-interest
    income                    $6,872     $ 7,431       (559)        -8%          $ 20,935     $ 21,757        (822)        -4%
                              ======================================================================================================



     The decrease in non-interest income is primarily attributable to the recording of a pre-tax gain of $ 3.3 million in the first nine months of 2001 recognized in connection with the modification of the terms of an agreement with a merchant processing ISO. This pre-tax gain is reflected in the "other" category above. The decrease was partially offset by an increase in merchant processing fees. Gains on the sale of investment securities recorded during the three and nine months ended September 30, 2002 were $532,000 and $828,000, respectively, as compared with $126,000 and $282,000 for the same periods in 2001. The majority of securities sold during the first nine months of 2002 and 2001 were in connection with comprehensive reviews of Humboldt's securities portfolio in light of changes in market interest rates, loan growth and other factors. Gains on the sale of loans recorded during the three months and nine months ended September 30, 2002 were $583,000 and $1.7 million, respectively, as compared with $389,000 and $855,000 for the same periods in 2001. The increase in gains recognized on the sale of loans is primarily attributable to the volume growth associated with the Humboldt's SBA loan origination business. SBA loans sold grew from $4.8 million dollars to $20.0 million dollars for the nine months ended September 30, 2001 and 2002 respectively. For the three months ended September 30, 2002 and 2001, SBA loans sold were $2.6 million and $5.4 million respectively.

     ATM fees decreased by $1.1 million or 47%, as the result of Humboldt's decision to exit the ATM funding business. This process was completed by September 30, 2002. Management does not expect the decision to exit the ATM funding business will have a significant impact on the results of operations due to a decrease in related operating expenses and the implementation of a strategy to reduce federal reserve requirements through the reclassification of certain deposit account balances.

Non-interest Expense

     For the three months ended September 30, 2002, non-interest expense totaled $13.0 million, an increase of $915,000, or 8%, over the same period in 2001. For the nine months ended September 30, 2002, non-interest expense totaled $40.1 million, an increase of $694,000 or 2% over the same period in 2001. Included in non-interest expense for the first nine months of 2001 was $3.5 million of operating expenses related to the merger with Tehama. These expenses consisted primarily of professional fees, data processing expenses, compensation arrangements and depreciation of equipment. Excluding the merger-related expenses, non-interest expense increased by 12% during the first nine months of 2002 over the same period in 2001.

     Salary and employee benefit expense, which represents the single largest component of non-interest expense, decreased by $191,000, or 3% for the three months ended September 30, 2002 as compared with the same period in 2001. Salary and employee benefit expense for the nine months ended September 30, 2002 increased $451,000 or 2% over the same period in 2001. This increase is primarily attributed to an increase in group health insurance rates, severance agreements related to the charter consolidation initiative, and normal cost of living salary adjustments.

     Occupancy and equipment expense, excluding merger-related expense, for the three months ended September 30, 2002 increased by $71,000 or 5% over the same period in 2001. For the nine months ended September 30, 2002, occupancy and equipment expense increased by $530,000 or 13% over the same period in 2001. This increase is primarily attributed to repairs and maintenance of various premises and depreciation expense related to new technology initiatives.

     Other non-interest expense for the nine months ended September 30, 2002 increased $3.2 million or 26% compared to the same period in 2001. For the three months ended September 30, 2002, other non-interest expense increased $1.0 million or 24%. This increase is primarily attributed to the charter consolidation initiative ($889,000); prepayment penalties on FHLB advances ($358,000); and legal and other professional fees associated with the new CEO search, restatement of prior period financial results, the planned sale of the Company's proprietary merchant bankcard operations, and the formation of the HB Estate Investment Trust ($660,000).

Income Taxes

     Income tax expense for the nine months ended September 30, 2002 was $3.5 million, compared with $2.7 million for the same period in 2001. The effective tax rate (income tax expense as a percentage of pre-tax net income) for the nine months ended September 30, 2002, was 27.3% compared to 34.3% for the comparable 2001 period. The reduction of effective tax rate is attributable to seven full months of tax benefit associated the HB Investment Trust (See Note 4 - Formation of HB Investment Trust).

     On September 11, 2002, California enacted a law requiring large banks (those with average assets in excess of $500 million) to conform to federal law with respect to accounting for bad debts. Prior to the law change, all banks, regardless of size, were eligible to use the reserve method of accounting for bad debts which enabled them to take deductions for anticipated bad debt losses prior to the losses being incurred for California tax purposes. With the change, large banks may now only deduct actual charge-offs net of recoveries in determining their California taxable income. Banks that are required to conform to the new law must include in taxable income 50 percent of their existing bad debt reserves as of the end of the prior tax year. As a concession for requiring large banks to comply with the new law, recapture of the remaining 50 percent of the reserve is waived thereby creating a permanent tax benefit. The Company's tax benefit resulting from the law change was $150,000 and has been reflected in the Company's income tax expense for the quarter ended September 30, 2002.

Investment Securities

     Average securities for the nine months of 2002 were $184 million, an increase of $50 million, or 37%, over the comparable 2001 period. During the second quarter of 2002 and the first quarter of 2001, Humboldt conducted reviews of its securities portfolio in consideration of recent changes in market interest rates, loan demand and other factors. As a result of these reviews, certain investment securities were sold. Humboldt sold securities of $80.1 million resulting in net gains of $828,000 during the nine-month period ending September 30, 2002 and sold $61 million resulting in gains of $282,000 during the same period in 2001. During the three-month period ending September 30, 2002, Humboldt sold $40 million of securities. A portion of the proceeds from the sale of securities was used to repay $25 million of FHLB borrowings.

Loans

     Humboldt experienced annualized loan growth of 18% for the nine-month period ended September 30, 2002. This growth was the result of continued favorable economic conditions in Humboldt's primary market areas, in particular the greater Sacramento, California region. Total loans were $755 million at September 30, 2002, compared to $664 million at December 31, 2001. Average loans for the nine months ended September 30, 2002, were $696 million, compared to $605 million for the same period of 2001. The average yield on loans for the nine months ended September 30, 2002 was 7.85%, compared to 9.30% for the same period in 2001. The decrease in the average yield on loans is primarily due to the general decline in market interest rates. The average prime rate, the benchmark index for a substantial percentage of Humboldt loans for the nine months of 2002 was 4.75% as compared to 7.55% during the same period in 2001.

Asset Quality

     Non-performing assets, which include non-accrual loans, loans past-due 90 days or more and still accruing interest and other real estate owned totaled $2 million at September 30, 2002, compared to $4.6 million at December 31, 2001. Total non-performing loans at September 30, 2002, decreased by $2.5 million from year-end 2001. Non-performing loans at September 30, 2002 consisted primarily of loans secured by real estate that are generally well secured and in the process of collection. Other real estate owned at September 30, 2002 totaled $88,000, compared to $166,000 at December 31, 2001.

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

     The following table presents information about Humboldt's non-performing assets, including quality ratios:

Table 9- Non-Performing Assets
(in thousands)

                                                             September 30,     December 31,     September 30,
                                                                 2002              2001             2001
                                                           ----------------------------------------------------
Non-accrual loans                                               $1,230            $2,915          $3,899
Loans past due 90 days or more and
    still accruing                                                 715             1,560           2,358
                                                           ----------------------------------------------------
    Total non-performing loans                                   1,945             4,475           6,257
Other real estate owned                                             88               166             538
                                                           ----------------------------------------------------
     Total non-performing assets                                $2,033            $4,641          $6,795
                                                           ====================================================

Total non-performing loans as a percentage
     of total loans                                               0.26%             0.67%           0.98%
Total non-performing assets as a percentage
     of total assets                                              0.20%             0.48%           0.71%

     The  decrease  in  non-accrual   loans  from  year-end  2001  is  primarily
attributable to strong collection efforts and loan charge offs.

     At September 30, 2002, Humboldt had approximately $14 million of outstanding loans that were not included in the non-performing or non-accrual categories, but for which management had knowledge that the borrowers had certain identified weaknesses based on Humboldt's internal risk rating system. This figure represents an increase of $2.7 million and $3 million from the periods ended June 30, 2002 and December 31, 2001 respectively. Although these weaknesses are serious enough for management to be uncertain of the borrowers' ability to comply with the original repayment terms of the loans, no losses are anticipated at this time in connection with these loans based on current market conditions, cash flow generation and collateral values. These loans are subject to routine management review and are considered in determining the adequacy of the allowance for loan losses.

     The allowance for loan and lease losses ("ALL") at September 30, 2002 totaled $11.5 million, an increase of $1.8 million, or 18%, from December 31, 2001. The ratio of ALL to total loans at September 30, 2002 was 1.53%, compared with 1.47% at December 31, 2001. At September 30, 2002 and December 31, 2001, the ratio of ALL to total non-performing loans was 594% and 218%, respectively.

     The following table provides an analysis of the changes in the ALLL for the nine months ended September 30, 2002 and 2001 respectively.

Table 10 -  Summary of Loan Loss Experience
(in thousands)

                                                                     Nine Months Ended
                                                              September 30
                                                                  2002              2001
                                                            -------------------------------------
Balance beginning of period                                      $9,765              $8,367
Provision for loan losses                                         2,191               1,886
Loans charged-off                                                  (953)             (1,482)
Charge-off recoveries                                               551                 360
                                                            -------------------------------------
Net charge-offs                                                    (402)             (1,122)
                                                            -------------------------------------
Balance end of period                                           $11,554              $9,131
                                                            =====================================


                                                              September 30,      December 31,
Total loans:                                                      2002              2001
   At period end                                               $755,092            $664,332
   Average (Nine months for 2002)                              $696,433            $616,159
As a percentage of average loans:
   Net charge-offs (annualized basis for 2002)                     0.08%               0.24%
   Provision for loan losses (annualized basis for 2002)           0.42%               0.47%
Allowance as a percentage of period end loans                      1.53%               1.47%
Allowance as a percentage of non-performing loans                   594%                218%


     Management believes that the ALL at September 30, 2002 is sufficient to absorb losses inherent in the loan portfolio. This assessment is based upon the best available information and does involve uncertainty and matters of judgment. Accordingly, the adequacy of the loan loss reserve cannot be determined with precision and could be susceptible to significant change in future periods.

     Humboldt also bears certain indirect credit risks related to its Merchant Bankcard segment, which provides VISA and Mastercard settlement services for approximately 102,000 merchants located throughout the United States. Accordingly, Humboldt has implemented active risk mitigation and management practices and established reserves for losses associated with this segment. For the first nine months of 2002, Humboldt recognized net losses charged against the reserve of $411,000. This represents an annualized loss rate of .01% on total processed transaction volume of 3.74 billion.

Deposits and Borrowed Funds

     Total deposits increased by $6.2 million during the nine months ended September 30, 2002, an annual increase of 1%. Total average non-interest bearing deposits for the nine months ended September 30, 2002 were $217 million, an increase of $37 million, or 20%, from the same period in 2001.

     As of September 30, 2002, Humboldt had $31 million of brokered deposits at an average rate of 2.97%. Each of these brokered deposits mature during the second quarter of 2003.

     Total average borrowed funds for the nine months ended September 30, 2002 were $85 million, an increase of $35 million, or 71%, from the comparable 2001 period. Most of this increase is attributed to increased trust preferred securities issuance and increased net borrowings from the FHLB in order to fund growth of the loan portfolio. At September 30, 2002 Humboldt had aggregate FHLB borrowings of approximately $57 million.

Asset/Liability Management

     Humboldt's financial performance is largely dependent upon its ability to manage market interest rate risk, which can be further defined as the exposure of Humboldt's net interest income to fluctuations in interest rates. Since net interest income is the largest component of Humboldt's revenue, management of interest rate risk is a priority. Humboldt's interest rate risk management program includes a coordinated approach to managing interest rate risk and is governed by policies and Humboldt's Asset and Liabilities Committee ("ALCO"). The ALCO meets regularly to evaluate the impact of market interest rates on the assets, liabilities, net interest margin, capital and liquidity of Humboldt and to determine the appropriate strategic plans to address the impact of these factors.

     Humboldt's balance sheet structure is primarily short-term with most assets (84%) and liabilities (54%) either repricing or maturing in five years or less. Management monitors the sensitivity of net interest income to changes in market interest rates by utilizing a simulation model. This model measures net interest income sensitivity and volatility to interest rate changes based on assumptions which management believes are reasonable. Factors considered in the simulation model include actual maturities, estimated cash flows, repricing characteristics, and the relative sensitivity of assets and liabilities to changes in market interest rates. The simulation model considers other factors that can impact net interest income, including the mix of earning assets and liabilities, yield curve relationships, customer preferences and general market conditions. Utilizing the simulation model, management can project the impact of changes in interest rates on net interest income.

     At September 30, 2002, Humboldt's simulation model indicated that annual net interest income would increase by approximately 2.5%, or $1.2 million, if interest rates increased by 200 basis points and would decrease by approximately 1.6%, or $733,000, if interest rates decreased by 100 basis points. Assuming both the increase and decrease are ramped over 12 months and no change in the size or composition of the balance sheet, both of the simulation results are within the limits of Humboldt's policy.

Interest Rate Swap Contract

     In order to assist with managing interest rate sensitivity, Humboldt has entered into off-balance sheet contracts that are considered derivative financial instruments. As of September 30, 2002, Humboldt had three such contracts, all of which are interest rate swap agreements. These agreements are classified as cash flow hedges, which require the fair value of each swap agreement to be recognized on the balance sheet with the offset recorded as a component of other comprehensive income in stockholders' equity.

Table 11 - Interest Rate Swap Contracts
As of September 30, 2002
(In thousands)

Maturity Date       Notional Amount   Rate Paid    Rate Received    Fair Value
January 2005            $25,000       4.75% (1)        6.72%           $933
July 2005               $25,000       4.75% (2)        6.30%           $687
December 2006           $10,000       8.42% (3)        5.42%          ($702)

(1) Variable rate based on Prime
(2) Variable rate based on Prime
(3) Variable rate based on 3 month LIBOR plus 360 basis points

Capital Resources and Liquidity

     The following table shows Humboldt's capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a "well-capitalized" institution at September 30, 2002 and December 31, 2001:

Table 12 - Capital Ratios

                                       September 30,     December 31,
                                           2002              2001

Leverage ratio                             8.43%            8.45%
    Regulatory minimum                     4.00%            4.00%
    Well-capitalized minimum               5.00%            5.00%
Tier I risk-based capital                  9.70%           10.48%
    Regulatory minimum                     4.00%            4.00%
    Well-capitalized minimum               6.00%            6.00%
Total risk-based capital                  11.04%           11.72%
    Regulatory minimum                     8.00%            8.00%
    Well-capitalized minimum              10.00%           10.00%

     On February 6, 2002, Humboldt announced the authorization of a stock repurchase for up to 600,000 shares. As of September 30, 2002, a total of 425,160 shares had been repurchased under this authorization. On July 22, 2002, Humboldt's Board of Directors authorized a second stock repurchase authorization for up to 1.2 million shares in connection with the planned sale of the company's proprietary merchant bankcard operations. No shares will be repurchased under this authorization until such time a sale of the business is completed.

Table 13 - Cash Dividends
As of September 30, 2002

                                     Dividend         Payout %

Second Quarter 2002                   $0.025            10.9%
Third Quarter 2002                    $0.025             8.6%

     The table above reflects cash dividends paid by Humboldt, as adjusted for the six-for-five split in August 2002. Prior to the second quarter of 2002, Humboldt did not pay cash dividends. Although it is the intention of the Company to pay cash dividends on a quarterly basis, there is no assurance that any future cash dividends will be paid. The payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. Further, the cash dividends paid from Humboldt Bank to Humboldt Bancorp (the primary source of cash available for dividends) is subject to both Federal and State regulatory requirements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes in Humboldt's quantitative and qualitative disclosures about market risk as of September 30, 2002 from that presented in Humboldt's Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4.  Controls and Procedures

     Within 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Form 10-Q.

     There have been no significant changes in the Company's internal controls, or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                           PART II - OTHER INFORMATION


Item 1  -   Legal Proceedings - None

Item 2  -   Changes in Securities  - None

Item 3  -   Defaults Upon Senior Securities  - None

Item 4  -  Submission of Matters to a vote of Security Holders  - None

Item 5  -  Other Information - None

Item 6  -  Exhibits and Reports on Form 8-K

(a)      Exhibits - None

(b)      Reports on Form 8-K

     On July 24, 2002, Humboldt filed a Form 8-K disclosing that Humboldt had entered into a definitive agreement with iPayment Holdings, Inc. for the sale of Humboldt's proprietary merchant bankcard operations, declared a six-for-five stock split and approved a stock repurchase authorization for one million common shares. A copy of the press release for this combined announcement was included as an exhibit to the Form 8-K. The agreement with iPayment Holdings, Inc. was subsequently terminated on October 4, 2002. A Report on Form 8-K was filed on October 8, 2002, disclosing the termination and receipt by Humboldt of a non-refundable $1 million deposit. A copy of the press release announcing the termination was included as an exhibit to the Form 8-K.

     On July 26, 2002, Humboldt filed a Form 8-K with disclosures under Item 7 and Item 9 for a definitive slide presentation prepared for use by Robert M. Daugherty, President and Chief Executive Officer and Patrick J. Rusnak, Chief Financial Officer at the Keefe, Bruyette & Woods, Inc. community bank investor conference held in New York, New York on July 24, 2002.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 13th, 2002             HUMBOLDT BANCORP






                                        /S/ ROBERT M. DAUGHERTY
                                        ----------------------------------------
                                        Robert M. Daugherty
                                        President and Chief Executive Officer



                                        /S/ PATRICK J. RUSNAK
                                        ----------------------------------------
                                        Patrick J. Rusnak
                                        Chief Financial Officer

                                  CERTIFICATION

I, Robert M Daugherty, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Humboldt Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The  registrant's  other  certifying  officer  and  I   are  responsible  for
   establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented   in  this  quarterly   report  our   conclusions   about  the
        effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    11/13/02                          /S/ ROBERT M. DAUGHERTY
      ---------------                      -------------------------------------
                                           Robert M. Daugherty
                                           President and Chief Executive Officer

                                  CERTIFICATION

I, Patrick J Rusnak, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Humboldt Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The  registrant's  other  certifying  officer   and  I  are  responsible  for
   establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented  in  this   quarterly   report  our   conclusions   about  the
        effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    11/13/02                                       /S/ PATRICK J. RUSNAK
      ---------------                                   ------------------------
                                                        Patrick J. Rusnak
                                                        Chief Financial Officer