Form 10-K/A
period 2001-12-31
HUMBOLDT BANCORP
filed 2003-02-25
CIK 1008554

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

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

                       2998 DOUGLAS BOULEVARD, SUITE 330
                              ROSEVILLE, CA 95661
             (Address and Zip Code of Principal Executive Offices)

                                 (916) 783-2812
                               (Telephone Number)

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

SIGNIFICANT ACCOUNTING DEVELOPMENT

     On August 13, 2002, Humboldt announced in a press release that, during a review of existing contracts in connection with the pending sale of the Company's proprietary merchant bankcard portfolio (the "MBC Portfolio"), it was determined that compensation expense related to certain employment agreements should have been recognized over each employee's service period and not just at the time of a sale. The employment agreements, which were in effect since 1997, provided for two employees of the Company's merchant bankcard division to earn an equity interest in the MBC Portfolio. As a result of the foregoing, Humboldt's Form 10-K for the year 2001 has been restated from the amounts previously reported to reflect recognition of compensation expense based on management's estimate of the value of MBC Portfolio as of the date of the financial statements.

     For purposes of the Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Humboldt has amended and restated in its entirety each item of the 2001 Form 10-K which was affected by the restatement. In order to preserve the nature and character of the disclosures provided in the Form 10-K as they were originally filed, no attempt was made to modify or update any disclosure except those required to reflect the effects of the restatement.

     For further information, see Note 25 of Notes to Consolidated Financial Statements included in Item 8.

ITEM 1.  BUSINESS

GENERAL

     Humboldt Bancorp ("Humboldt") is a California corporation incorporated in January 1995. Humboldt is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. As of December 31, 2001, Humboldt had total assets of $959 million, total net loans of $655 million, total deposits of $807 million and total shareholders' equity of $65 million. For the year ended December 31, 2001, Humboldt reported a net loss of $7.0 million, or $0.65 per diluted share.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA(1)

                                                                                           RESTATED(3)
                                                                                   ---------------------------
                                                                1997      1998      1999      2000      2001
                                                              --------   -------   -------   -------   -------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income.............................................  $ 32,667    37,354    39,251    59,516    66,165
Interest expense............................................    12,249    13,357    13,455    24,882    28,341
                                                              --------   -------   -------   -------   -------
  Net interest income.......................................    20,418    23,997    25,796    34,634    37,824
Provision for loan losses...................................     2,478     3,237     2,371     2,535     2,903
Non-interest income.........................................    10,256    14,713    18,661    22,864    29,727
Non-interest expense........................................    21,457    26,640    34,007    41,483    50,343
Merger-related expense......................................        --        --        --        --     3,531
                                                              --------   -------   -------   -------   -------
  Income before income taxes................................     6,739     8,833     8,079    13,480    10,774
Income taxes................................................     2,224     3,369     2,753     4,453     3,789
                                                              --------   -------   -------   -------   -------
Net income from continuing operations.......................     4,515     5,464     5,326     9,027     6,985
Income (loss) on discontinued operations, net of tax........        44       561       894        (7)  (13,994)
                                                              --------   -------   -------   -------   -------
Net income (loss)...........................................     4,559     6,025     6,220     9,020    (7,009)
                                                              ========   =======   =======   =======   =======
Net operating income(2).....................................  $  4,515     5,464     5,326     9,027     9,747
YEAR END
  Assets....................................................  $453,809   519,757   635,770   852,900   958,917
  Earning assets............................................   402,467   454,747   548,919   738,466   842,514
  Loans, net of allowance for losses........................   276,244   305,048   368,148   575,142   654,567
  Deposits..................................................   407,857   464,208   567,097   712,807   807,086
  Stockholders' equity......................................  $ 39,464    45,559    52,143    71,839    64,582
  Shares outstanding........................................     8,267     8,508     8,885    10,288    10,461
AVERAGE
  Assets....................................................  $414,202   487,060   565,228   768,229   916,067
  Earning assets............................................   374,511   435,483   495,498   672,737   801,462
  Loans.....................................................   260,782   296,384   331,551   503,877   616,159
  Deposits..................................................   371,485   401,961   507,894   673,012   778,220
  Stockholders' equity......................................  $ 36,813    42,308    48,150    62,551    68,040
  Basic shares outstanding..................................     8,700     8,938     9,208    10,031    10,387
  Diluted shares outstanding................................     9,477     9,600     9,780    10,574    10,830
PER SHARE DATA
  Basic earnings............................................  $   0.52      0.67      0.68      0.90     (0.67)
  Diluted earnings..........................................      0.48      0.63      0.64      0.85     (0.65)
  Diluted operating earnings(2).............................      0.48      0.57      0.54      0.85      0.90
  Book value................................................  $   4.77      5.36      5.87      6.98      6.17
PERFORMANCE RATIOS
  Return on average assets(2)...............................      1.09%     1.12%     0.94%     1.18%     1.06%
  Return on average shareholders' equity(2).................     12.26%    12.91%    11.06%    14.43%    14.33%
  Average equity to average assets..........................      8.89%     8.69%     8.58%     8.27%     7.62%
  Efficiency ratio(2).......................................     70.19%    68.87%    76.11%    72.00%    73.11%
  Leverage ratio............................................      8.27%     8.58%     8.02%     8.83%     8.38%
  Net interest margin.......................................      5.45%     5.51%     5.21%     5.14%     4.72%
  Non-interest revenue to total revenue.....................     33.44%    38.01%    41.98%    39.76%    44.01%
ASSET QUALITY
  Non-performing assets.....................................     3,468     1,708     2,573     4,657     4,475
  Allowance for loan losses.................................     4,076     5,136     5,502     8,367     9,765
  Net charge-offs...........................................     1,445     2,177     2,005     1,671     1,505
  Non-performing assets to total assets.....................      0.76%     0.33%     0.40%     0.55%     0.47%
  Allowance for loan losses to loans........................      1.45%     1.66%     1.47%     1.43%     1.47%
  Net charge-offs to average loans..........................      0.55%     0.73%     0.60%     0.33%     0.24%

---------------

(1) All financial results have been restated to reflect the merger with Tehama Bancorp, which was accounted for as a pooling of interests. Financial results also include the acquisition of Capitol Thrift and Loan effective April 7, 2000.

(2) Excludes the impact of discontinued operations and merger-related expenses.

(3) Certain amounts have been restated to reflect compensation expense associated with certain employment agreements that should have been recognized over the service period.

nm -- not meaningful
     Refer to Humboldt Bancorp Report on Form 10-K/A for a complete set of
                       Consolidated Financial Statements.

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

     During Humboldt's two most recent fiscal years ended December 31, 2000 and 1999, and the subsequent interim period preceding the dismissal through September 4, 2001, there were no disagreements with Richardson & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to Richardson & Co.'s satisfaction would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

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

     (c) Exhibits Required by Item 601 of Regulation S-K

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1      Amended and Restated Articles of Incorporation of Humboldt
          Bancorp(1)
 3.2      Bylaws of Humboldt Bancorp(1)
10.1      Amended Employment Agreement with Theodore S. Mason(2)
10.2      Director Fee Plan(3)
10.3      Amended Humboldt Bancorp Stock Option Plan(3)
10.4      Salary Continuation Agreement with Theodore S. Mason(3)
10.6      Salary Continuation Agreement with Ronald V. Barkley(3)
10.7      Salary Continuation Agreement with Paul A. Ziegler(4)
10.8      Director-Shareholder's Agreement in Global Bancorp and
          Humboldt Bank Merger(4)
10.9      Affiliate's Agreement with Global Bancorp(4)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.10     Trust Indenture in connection with certificates of interest in a promissory note for the Global Bancorp merger(4)
10.11     Plan of Reorganization with Silverado Merger Co.(4)
10.12     Global Bancorp Loan Purchase Agreement(5)
10.13     Affiliate's Agreement signed by Tehama Bancorp affiliates in connection with the Tehama Bancorp Merger(7)
10.14     Humboldt Bancorp Stock Option Agreement to purchase Tehama
          Bancorp common stock(7)
10.15     Tehama Bancorp Stock Option Agreement to purchase Humboldt
          Bancorp common stock(7)
10.16     Humboldt Bancorp Indenture -- Junior subordinated debt
          securities(6)
10.17     Amended and Restated Declaration of Trust for junior
          subordinated debt securities(6)
10.21     Executive Employment Agreement with Kenneth J. Musante
21.1      Subsidiaries of Humboldt Bancorp are:

           SUBSIDIARY NAME                                              STATE OF INCORPORATION
           ---------------                                              ----------------------
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

(5) Previously filed on February 7, 2000, with the Company's pre-effective amendment no. 1 to Form S-4 (File No. 333-90925).

(6) Filed on November 14, 2000, with the Company's Form 10-Q for the quarter ended September 30, 2000.

(7) Previously filed on November 14, 2000, with the Company's filing on Form S-4 (File No. 333-49866).

(8) Previously filed on January 14, 2001, with the Company's filing on pre-effective amendment no. 1 to Form S-4 (File No. 333-49866).

     (d) Additional Financial Statements

         Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchanged Act of 1934, the Registrant has duly caused this amendment no. 1 to Form 10-K for the year ended December 31, 2001 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2003.

                                          HUMBOLDT BANCORP

                                          BY:     /s/ PATRICK J. RUSNAK
                                            ------------------------------------
                                                     Patrick J. Rusnak
                                                  Chief Financial Officer

                                 CERTIFICATION

     I, Robert M. Daugherty, certify that:

          1. I have reviewed this Amended Annual Report on Form 10-K/A of Humboldt Bancorp;

          2. Based on my knowledge, this Amended Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amended Annual Report;

          3. Based on my knowledge, the financial statements, and other financial information included in this Amended Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amended Annual Report.

Dated: February 25, 2003
       --------------------------------------------------------

                                                /s/ ROBERT M. DAUGHERTY
                                          --------------------------------------
                                                   Robert M. Daugherty
                                          President and Chief Executive Officer

                                 CERTIFICATION

     I, Patrick J. Rusnak, certify that:

          1. I have reviewed this Amended Annual Report on Form 10-K/A of Humboldt Bancorp;

          2. Based on my knowledge, this Amended Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amended Annual Report;

          3. Based on my knowledge, the financial statements, and other financial information included in this Amended Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amended Annual Report.

Dated: February 25, 2003
       --------------------------------------------------------

                                                 /s/ PATRICK J. RUSNAK
                                          --------------------------------------
                                                    Patrick J. Rusnak
                                                 Chief Financial Officer

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     At December 31, 2001, Humboldt had total consolidated assets of $959 million, total net loans of $655 million, total deposits of $807 million and stockholders' equity of $65 million. For the year ended December 31, 2001, Humboldt reported a net loss of $7.0 million, or $0.65 per diluted share, and net income from continuing operations of $7.0 million, or $0.64 per diluted share. The loss on discontinued operations resulted from the wind-down of Humboldt's leasing subsidiary, discussed in detail below under the heading "Discontinued Operations."

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

RESULTS OF CONTINUING OPERATIONS

     For the year ended December 31, 2001, net income from continuing operations was $7.0 million, a decrease of $2.0 million, or 23% from 2000. Diluted earnings per share from continuing operations for 2001 were $0.64, a decrease of $0.21, or 25%, from 2000. For the year ended December 31, 2001, Humboldt recognized expenses related to the Tehama merger of $2.8 million, net of tax. Excluding the impact of these merger-related charges, net income from continuing operations was $9.8 million, or $0.90 per diluted share, for 2001. These operating results, excluding merger-related expenses, produced a return on average shareholders' equity and return on average assets for 2002 of 14.3% and 1.06%, respectively.

     The increase in income from continuing operations, exclusive of merger-related expenses, in 2001 was principally attributable growth in earning assets (primarily loans) and increased merchant bankcard revenue. For 2001, net interest income increased 9% over 2000, and average earning assets increased by 19%. The increase in merchant bankcard revenue contributed to a 30% increase in total non-interest income in 2001. Increases in non-interest expenses were incurred during 2001 in order to service and support Humboldt's growth. As a result, increases in revenue were offset by a 21% increase in non-interest expense (excluding merger-related expenses) in 2001 as compared with the prior year.

     For the year ended December 31, 2000, net income from continuing operations was $9.0 million, an increase of 69% over 1999, or $0.31 per diluted share. This increase is primarily attributable to the acquisition of Capitol Thrift & Loan in April 2000 and growth of Humboldt's merchant bankcard division.

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

                     TABLE 1 -- AVERAGE RATES AND BALANCES

                                    YEAR ENDED DECEMBER 31, 1999       YEAR ENDED DECEMBER 31, 2000
                                  --------------------------------   --------------------------------
                                             INTEREST     AVERAGE               INTEREST     AVERAGE
                                  AVERAGE    INCOME OR   YIELDS OR   AVERAGE    INCOME OR   YIELDS OR
                                  BALANCE     EXPENSE      RATE      BALANCE     EXPENSE      RATE
                                  --------   ---------   ---------   --------   ---------   ---------
                                                        (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans and leases..............  $331,551    $30,357      9.16%     $503,877    $48,562      9.64%
  Investment securities:
    Taxable securities..........    99,089      5,626      5.68%      110,809      7,664      6.92%
    Nontaxable securities(1)....    28,742      1,487      5.17%       31,529      1,557      4.94%
Interest on deposit in other
  banks.........................     2,089         90      4.31%          738         49      6.64%
  Federal funds sold............    34,027      1,691      4.97%       25,784      1,684      6.53%
                                  --------    -------      ----      --------    -------      ----
        Total interest-earning
          assets(2).............   495,498    $39,251      7.92%      672,737    $59,516      8.85%
  Cash and due from banks.......    37,087                             46,737
  Premises and equipment, net...    11,315                             13,976
  Loan loss allowance...........    (5,144)                            (7,721)
  Other assets..................    26,472                             42,500
                                  --------                           --------
        Total assets............  $565,228                           $768,229
                                  ========                           ========
Interest-bearing liabilities
  Interest-bearing checking &
    savings accounts............  $150,618    $ 3,262      2.17%     $182,240    $ 4,596      2.52%
  Time deposit and Ira
    accounts....................   202,453      9,856      4.87%      318,750     18,558      5.82%
  Borrowed funds................     4,795        337      7.03%       22,642      1,728      7.63%
                                  --------    -------      ----      --------    -------      ----
  Total interest-bearing
    liabilities.................   357,866    $13,455      3.76%      523,632    $24,882      4.75%
  Noninterest-bearing
    deposits....................   150,336                            172,022
  Other liabilities.............     8,876                             10,295
                                  --------                           --------
        Total liabilities.......   517,078                            705,679
  Shareholders' equity..........    48,150                             62,551
                                  --------                           --------
        Total liabilities &
          shareholders equity...  $565,228                           $768,229
                                  ========                           ========
  Net interest income...........              $25,796                            $34,634
                                              -------                            -------
Net Interest Spread.............                           4.16%                              4.10%
                                                           ====                               ====
Average yield on average earning
  assets(1).....................                           7.92%                              8.85%
                                                           ====                               ====
Interest expense to average
  earning assets................                           2.71%                              3.70%
                                                           ====                               ====
Net interest margin(3)..........                           5.21%                              5.15%
                                                           ====                               ====

                                    YEAR ENDED DECEMBER 31, 2001
                                  --------------------------------
                                             INTEREST     AVERAGE
                                  AVERAGE    INCOME OR   YIELDS OR
                                  BALANCE     EXPENSE      RATE
                                  --------   ---------   ---------
                                       (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans and leases..............  $616,159    $55,971      9.08%
  Investment securities:
    Taxable securities..........   111,825      7,125      6.37%
    Nontaxable securities(1)....    30,131      1,571      5.21%
Interest on deposit in other
  banks.........................     1,270         30      2.36%
  Federal funds sold............    42,077      1,468      3.49%
                                  --------    -------      ----
        Total interest-earning
          assets(2).............   801,462    $66,165      8.26%
  Cash and due from banks.......    59,658
  Premises and equipment, net...    19,043
  Loan loss allowance...........    (9,371)
  Other assets..................    45,275
                                  --------
        Total assets............  $916,067
                                  ========
Interest-bearing liabilities
  Interest-bearing checking &
    savings accounts............  $251,780    $ 6,513      2.59%
  Time deposit and Ira
    accounts....................   341,677     18,690      5.47%
  Borrowed funds................    49,104      3,138      6.39%
                                  --------    -------      ----
  Total interest-bearing
    liabilities.................   642,561    $28,341      4.41%
  Noninterest-bearing
    deposits....................   184,762
  Other liabilities.............    21,428
                                  --------
        Total liabilities.......   848,028
  Shareholders' equity..........    68,040
                                  --------
        Total liabilities &
          shareholders equity...  $916,067
                                  ========
  Net interest income...........              $37,824
                                              -------
Net Interest Spread.............                           3.85%
                                                           ====
Average yield on average earning
  assets(1).....................                           8.25%
                                                           ====
Interest expense to average
  earning assets................                           3.54%
                                                           ====
Net interest margin(3)..........                           4.71%
                                                           ====

---------------

(1) Tax-exempt income has not been adjusted to its tax-equivalent basis. Net interest margin on a fully taxable basis, for 1999, 2000, and 2001 was 5.36%, 5.26%, and 4.79%, respectively.

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

     Humboldt's interest rate spread decreased to 3.81% in 2001 from 4.10% in 2000, and the net interest margin decreased to 4.69% from 5.15%. Interest income increased 51.6% to $60 million in 2000 from $39 million in 1999, as a result of the increase in average earning assets enhanced by an increase in the yields earned. The acquisition of Capitol Thrift & Loan in April 2000 contributed approximately $120 million in average earning assets for 2000. Average earning assets increased 36% to $673 million in 2000 from $496 million in 1999 primarily as a result in the increase in loans. The yield on average interest-earning assets increased 93 basis points to 8.85% in 2000 from 7.92% in 1999 primarily as a result of increasing rate environment. Interest expense in 2000 increased 85% to $25 million from $14 million in 1999, primarily as a result of the increase in the volume of interest-bearing liabilities and by an increase in the rates paid on interest-bearing liabilities. The acquisition of Capitol Thrift & Loan provided for an increase of approximately

$110 million in interest-bearing liabilities in 2000. Corresponding to the growth in average earning assets, average interest-bearing liabilities increased 46% to $524 million in 2000 from $358 million in 1999.

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

NON-INTEREST INCOME

     Non-interest income is a significant source of revenue for Humboldt, representing 32.2%, 27.7%, and 31.0% of total revenue for the years ended December 31, 1999, 2000, and 2001, respectively. Total non-interest income for 1999 was $18.7 million, compared with $22.9 million in 2000 and $29.7 million in 2001. Table 3 presents the components of non-interest income for 1999, 2000 and 2001.

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

     Net gains on the sale of loans, which principally include residential real estate and SBA loans, totaled $877,000, $691,000, and $1.3 million for years ended December 31, 1999, 2000, and 2001, respectively. Loans sold totaled $63 million and $130 million for December 31, 2000 and 2001, respectively. The estimated fair value of the servicing assets aggregated $2,001,000 and $2,200,000 at December 31, 2000 and 2001, respectively. A valuation allowance is recorded where the fair value is below the carrying amount of the servicing assets. No valuation allowance was needed at December 31, 2000 and 2001. The increase for year-end 2001 is attributed to substantial increases in the volume of residential real estate loan originations as a result of growth in SBA loan production resulting from increased marketing and sales efforts.

NON-INTEREST EXPENSE

     Total non-interest expense for 2001 was $54 million, compared with $41 million in 2000 and $34 million in 1999. Table 4 presents the components of non-interest expense for the years ended December 31, 2001, 2000 and 1999.

                        TABLE 4 -- NON-INTEREST EXPENSE

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999      2000      2001
                                                              -------   -------   -------
                                                                (DOLLARS IN THOUSANDS)
Salaries and employee benefits..............................  $17,117   $21,662   $25,612
Net occupancy and equipment expense.........................    4,101     5,039     5,875
Merchant credit card program................................    3,752     4,733     5,599
Professional and other outside services.....................    1,746     1,871     2,709
Stationery, supplies and postage............................    1,158     1,160     1,588
Telephone and travel........................................    1,061     1,260     1,534
Amortization of core deposit intangible.....................      459       684       876
Data processing and ATM fees................................      569       565       874
Advertising.................................................      523       473       430
Other.......................................................    3,521     4,036     5,246
Merger related items........................................       --        --     3,531
                                                              -------   -------   -------
Total expenses..............................................  $34,007   $41,483   $53,874
                                                              =======   =======   =======

     The increase in operating expenses in 2001 and 2000 are primarily due to salaries and employee benefits and merger related expenses.

     Salaries and employee benefits totaled $25.6 million in 2001, an increase of $3.9 million, or 18%, over the same period in 2000. This change is primarily attributed to increased group medical insurance expense, the acquisition of Capitol Thrift & Loan (12 months of expense in 2001 versus nine months in 2000), increased expense for certain employment agreements related to the Company's merchant bankcard operations and general growth.

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

BALANCE SHEET OVERVIEW

     Total assets increased 12.3% to $959 million at December 31, 2001, compared to $853 million at December 31, 2000. Total assets increased 33% in 2000 from $636 million at December 31, 1999. The asset growth during in 2001 was primarily due to internal loan growth. The asset increase during 2000 was primarily attributed to the acquisition of Capitol Thrift & Loan and internal loan growth.

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

                  TABLE 6 -- INVESTMENT SECURITIES COMPOSITION

                                 DECEMBER 31, 1999              DECEMBER 31, 2000              DECEMBER 31, 2001
                            ----------------------------   ----------------------------   ----------------------------
                                         APPROX                         APPROX                         APPROX
                            AMORTIZED    MARKET      %     AMORTIZED    MARKET      %     AMORTIZED    MARKET      %
                              COST       VALUE     YIELD     COST       VALUE     YIELD     COST       VALUE     YIELD
                            ---------   --------   -----   ---------   --------   -----   ---------   --------   -----
                                                              (DOLLARS IN THOUSANDS)
U.S. Treasury and agencies
  Three months or less....  $  3,500    $  3,507   5.39%         --          --     --    $  1,000    $  1,008    6.17%
  Three to twelve
    months................     6,665       6,685   5.62    $  1,512    $  1,512   5.51%         --          --      --
  One to three years......     2,551       2,537   5.70      10,506      10,418   6.58       1,525       1,560    4.27
  Three to five years.....        --          --     --          --          --     --         247         244    4.27
CMO and MBS issued by U.S.
  agencies
  Three months or less....       697         697   7.85         342         341   7.49         656         658    5.78
  Three to twelve
    months................    11,374      11,396   7.36      12,136      12,133   6.45      21,547      21,910    5.17
  One to three years......    56,381      56,079   6.09      32,116      33,216   6.62      37,682      38,155    5.51
  Three to five years.....    18,825      18,785   5.49      16,918      17,451   6.60      45,892      45,439    5.19
  Five to fifteen years...    16,506      16,457   6.74      15,008      13,860   6.89      21,434      21,227    6.29
  Over fifteen years......        --          --     --          --          --     --       3,627       3,327    7.26
Obligations of political
  subdivisions
  Three months or less....        --          --     --         430         430   6.82         720         720    8.27
  Three to twelve
    months................       519         520   8.04         264         270   8.65       1,047       1,068    8.96
  One to three years......     4,872       4,896   7.67       1,627       1,683   7.90       2,289       2,409    9.02
  Three to five years.....     7,037       7,067   7.78       6,057       6,258   7.79       3,220       3,281    7.35
  Five to fifteen years...    13,151      13,125   7.42      21,674      22,407   7.62      18,692      19,362    8.29
  Over fifteen years......     5,820       5,714   7.29       3,327       3,530   7.99       3,304       3,342    8.09
Corporate debt & other
  securities
  Three months or less....     1,984       1,984   5.03       1,304       1,304   5.25          --          --      --
  Three to twelve
    months................       625         625   5.96          --          --     --          --          --      --
  One to three years......        --          --     --       5,552       5,693   7.77          --          --      --
  Three to five years.....        --          --     --       4,116       4,167   9.02       6,931       6,611   10.34
  Five to fifteen years...     3,855       3,800   7.41       3,876       3,981   7.49         569         577    6.36
  Over fifteen years......        --          --     --          --          --     --          --          --    7.80
  Equity securities.......        --          --     --         731         731   6.83       1,575       1,575    5.00
                            --------    --------   ----    --------    --------   ----    --------    --------   -----
    Total securities......  $154,362    $153,874   6.34%   $137,496    $139,385   6.97%   $171,957    $172,473    6.16%
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

CAPITAL RESOURCES

     Stockholders' equity at December 31, 2001 was $64.6 million, a decrease of $7.3 million, or 10%, from December 31, 2000. The decrease in stockholders' equity during 2001 was principally due to the net loss of $7.0 million incurred for the year 2001. Book value per share as of December 31, 2001 was $6.17.

     The Board of Governors of the Federal Reserve System has issued guidelines for the implementation of risk-based capital requirements by U.S. banks and bank holding companies. These risk-based capital guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off balance sheet. Under the guidelines, capital strength is measured in two tiers which are used in conjunction with risk adjusted assets to determine the risk based capital ratios. The guidelines require an 8% total risk-based capital ratio, of which 4% must be Tier I capital. Humboldt's Tier I capital, which consists of stockholders' equity and qualifying trust preferred securities less other comprehensive income, goodwill and deposit-based intangibles, totaled to $81 million at December 31, 2001. Tier II capital components include supplemental capital components such as a qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus Tier II capital components is referred to as Total Risk-based Capital, and was $91 million at December 31, 2001. The percentage ratios, as calculated under the guidelines, were 10.45% and 11.70% for Tier I and Total Risk-based Capital, respectively, at December 31, 2001. A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as period end stockholders' equity and qualifying trust preferred securities, less other comprehensive income, goodwill and deposit-based intangibles divided by average assets adjusted for goodwill and other intangible assets.

     Although a minimum leverage ratio of 4% is required for the highest-rated bank holding companies which are not undertaking significant expansion programs, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio greater than 4% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and bank holding companies. Humboldt's leverage ratios at December 31, 2000 and 2001 were 8.82% and 8.45%, respectively.

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

     The second non-bank borrowing was obtained in February 2001 in connection with the issuance of term leased-backed notes. The placement agent was able to place approximately $4,600,000 of the Class C leased-backed notes with a non-affiliated investor; however, due to certain restrictions contained in the indenture, the transaction had to be structured as a secured borrowing. The result of the transaction on the balance sheet of BFS was the establishment of an asset for the Class C leased-backed notes and a related liability for $4,600,000. This secured borrowing agreement also contained a provision whereby BFS was permitted, for a certain period of time, to retain the monthly principal and interest cash flows received on the leased-backed notes. These retained cash flows were converted to a subordinated note secured by retained interest assets of BFS. The principal portion of the cash flows were applied to reduce the $4,600,000 million liability and along with the interest portion were added to the subordinated debt. As of December 31, 2001 the Class C secured borrowing totaled $3,911,000 and the subordinated borrowing totaled $1,165,000.

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

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Humboldt Bancorp and Subsidiaries:

     We have audited the accompanying consolidated balance sheet of Humboldt Bancorp and Subsidiaries (the Company) as of December 31, 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     We also audited the combination of the accompanying consolidated financial statements as of December 31, 2000, and for each of the years in the two-year period then ended, after restatement for the 2001 pooling-of-interests transaction; in our opinion, such consolidated financial statements have been properly combined on the basis described in Note 2 to the consolidated financial statements.

     As discussed in Note 25, the Company has restated the consolidated financial statements as of December 31, 2001 and for the year then ended.

                                          /s/ KPMG LLP

Sacramento, California
January 25, 2002, except for Note 25, which is as of November 4, 2002

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Humboldt Bancorp:

     We have audited the accompanying consolidated balance sheet of Humboldt Bancorp (Bancorp) and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended, before the restatement described in Note 25 to the financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide basis for our opinion.

     In our opinion, the 1999 and 2000 financial statements (before restatement) referred to above present fairly, in all material respects, the financial position of Humboldt Bancorp and Subsidiaries as of December 31, 2000, and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ RICHARDSON & COMPANY

Sacramento, California
January 12, 2001

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

                                          /S/ PERRY-SMITH LLP

Sacramento, California
January 26, 2001

                       HUMBOLDT BANCORP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 2001

                                                                    AS RESTATED
                                                                   (SEE NOTE 25)
                                                              -----------------------
                                                                 2000         2001
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
                                       ASSETS
Cash and due from banks.....................................   $ 60,127     $ 54,567
Interest-bearing deposits in other banks....................        171          920
Federal funds sold..........................................     13,000           --
Investment securities available-for-sale, at fair value.....    124,372      172,473
Investment securities held-to-maturity (fair value of
  $15,013,000)..............................................     14,867           --
Loans and leases............................................    583,509      664,332
Less: allowance for loan and lease losses...................      8,367        9,765
                                                               --------     --------
          Net loans.........................................    575,142      654,567
Premises and equipment, net.................................     18,723       19,270
Net assets of discontinued operations.......................      7,518        6,669
Accrued interest receivable and other assets................     38,980       51,062
                                                               --------     --------
          TOTAL ASSETS......................................   $852,900     $958,917
                                                               ========     ========

                                     LIABILITIES
Deposits
  Noninterest-bearing.......................................   $163,264     $213,092
  Interest-bearing..........................................    549,543      593,994
                                                               --------     --------
          Total deposits....................................    712,807      807,086
Accrued interest payable and other liabilities..............     15,754       21,539
Borrowed funds..............................................     47,350       45,560
Guaranteed Preferred Beneficial Interests in Company's
  Junior Subordinated Debentures (Trust Preferred
  Securities)...............................................      5,150       20,150
                                                               --------     --------
          TOTAL LIABILITIES.................................    781,061      894,335

                                STOCKHOLDERS' EQUITY
Common stock, no par value; 50,000,000 shares authorized,
  9,352,311 shares in 2000 and 10,460,796 shares in 2001
  issued and outstanding....................................     58,295       67,459
Retained earnings (accumulated deficit).....................     12,472       (3,265)
Accumulated other comprehensive income......................      1,072          388
                                                               --------     --------
          TOTAL STOCKHOLDERS' EQUITY........................     71,839       64,582
                                                               --------     --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........   $852,900     $958,917
                                                               ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       HUMBOLDT BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                      AS RESTATED
                                                                     (SEE NOTE 25)
                                                              ----------------------------
                                                               1999      2000       2001
                                                              -------   -------   --------
                                                                 (DOLLARS IN THOUSANDS)
INTEREST INCOME
  Interest and fees on loans and leases.....................  $30,357   $48,562   $ 55,971
  Interest and dividends on investment securities
    Taxable.................................................    5,520     7,440      6,989
    Exempt from Federal income tax..........................    1,487     1,557      1,571
    Dividends...............................................      106       224        136
  Interest on federal funds sold............................    1,691     1,684      1,468
  Interest on deposits in other banks.......................       90        49         30
                                                              -------   -------   --------
      Total Interest Income.................................   39,251    59,516     66,165
INTEREST EXPENSE
  Interest on deposits......................................   13,118    23,154     25,203
  Interest on borrowed funds and other......................      337     1,728      3,138
                                                              -------   -------   --------
      Total Interest Expense................................   13,455    24,882     28,341
                                                              -------   -------   --------
         NET INTEREST INCOME................................   25,796    34,634     37,824
  Provision for loan and lease losses.......................    2,371     2,535      2,903
                                                              -------   -------   --------
         NET INTEREST INCOME AFTER PROVISION FOR LOAN AND
       LEASE LOSSES.........................................   23,425    32,099     34,921
OTHER INCOME
  Fees and other income.....................................   14,822    17,104     23,078
  Service charges on deposit accounts.......................    3,188     5,186      5,174
  Net gain on sale of loans.................................      877       691      1,269
  Net investment securities (loss) gain.....................     (226)     (117)       206
                                                              -------   -------   --------
      Total Other Income....................................   18,661    22,864     29,727
OTHER EXPENSES
  Salaries and employee benefits............................   17,117    21,662     25,612
  Net occupancy and equipment expense.......................    4,101     5,039      5,875
  Merger Related Items......................................       --        --      3,531
  Other expenses............................................   12,789    14,782     18,856
                                                              -------   -------   --------
      Total Other Expenses..................................   34,007    41,483     53,874
                                                              -------   -------   --------
      Income Before Income Taxes............................    8,079    13,480     10,774
  Provision for income taxes................................    2,753     4,453      3,789
                                                              -------   -------   --------
  NET INCOME CONTINUING OPERATIONS..........................    5,326     9,027      6,985
                                                              -------   -------   --------
DISCONTINUED OPERATIONS
  Income (loss) from discontinued operations, net of tax....      894        (7)        --
  Loss on disposal of discontinued operations, net of tax...       --        --    (13,994)
                                                              -------   -------   --------
         NET INCOME (LOSS)..................................  $ 6,220   $ 9,020   $ (7,009)
                                                              =======   =======   ========
EARNINGS (LOSS) PER SHARE -- BASIC:
  Continuing Operations.....................................  $  0.58   $  0.90   $   0.67
  Discontinued Operations...................................     0.10        --      (1.34)
                                                              -------   -------   --------
  Net income (loss).........................................  $  0.68   $  0.90   $  (0.67)
                                                              =======   =======   ========
EARNINGS (LOSS) PER SHARE -- DILUTED:
  Continuing Operations.....................................  $  0.54   $  0.85   $   0.64
  Discontinued Operations...................................     0.10        --      (1.29)
                                                              -------   -------   --------
  Net income (loss).........................................  $  0.64   $  0.85   $  (0.65)
                                                              =======   =======   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       HUMBOLDT BANCORP AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001

                                                                                                     ACCUMULATED
                                                                      COMMON STOCK                      OTHER
                                                  COMPREHENSIVE   --------------------   RETAINED   COMPREHENSIVE
                                                  INCOME (LOSS)     SHARES     AMOUNT    EARNINGS   INCOME (LOSS)    TOTAL
                                                  -------------   ----------   -------   --------   -------------   -------
                                                                           (DOLLARS IN THOUSANDS)
BALANCE AT JANUARY 1, 1999, as previously
 reported.......................................                   7,437,914   $38,701   $ 6,393       $   465      $45,559
Fractional Shares and Cash Dividends............                                            (858)                      (858)
Sale of Stock and Stock Dividends...............                     457,276     4,057    (2,223)                     1,834
Retirement of Stock.............................                     (33,164)     (237)                                (237)
Stock Options exercised and related tax
 benefit........................................                     214,498     1,297                                1,297
Comprehensive income:
Net Income, as restated (see Note 25)...........     $ 6,220                               6,220                      6,220
 Other comprehensive loss, net of tax:
 Unrealized holding losses on securities
   available for sale arising during the year,
   net of taxes of $1140 and reclassification
   adjustments..................................      (1,672)                                           (1,672)      (1,672)
                                                     -------      ----------   -------   -------       -------      -------
Total Comprehensive Income, as restated (see
 Note 25).......................................     $ 4,548
                                                     =======
BALANCE AT DECEMBER 31, 1999 As Restated........                   8,076,524   $43,818   $ 9,532       $(1,207)     $52,143
10% stock dividend..............................                     472,879     6,018    (6,018)                        --
Fractional shares purchased.....................                                              (7)                        (7)
Sale of stock, net of issuance costs of $691....                     640,000     7,309                                7,309
Directors fee, stock options exercised and
 related tax benefit............................                     115,934       582                                  582
Silverado stock issuance and related stock
 dividend.......................................                      46,974       568       (55)                       513
Comprehensive income:
Net Income, as restated (see Note 25)...........     $ 9,020                               9,020                      9,020
 Other comprehensive loss, net of tax:
 Unrealized holding gains on securities
   available-for-sale arising during the year,
   net of taxes of $1,491 and reclassification
   adjustments..................................       2,279                                             2,279        2,279
                                                     -------      ----------   -------   -------       -------      -------
Total Comprehensive Income, as restated (see
 Note 25).......................................     $11,249
                                                     =======
BALANCE AT DECEMBER 31, 2000 As Restated........                   9,352,311   $58,295   $12,472       $ 1,072      $71,839
10% Stock Dividend..............................                     938,374   $ 8,719   $(8,719)
Dissenters Payments.............................                     (18,133)     (220)                                (220)
Fractional shares purchased.....................                                              (9)                        (9)
Restricted stock awards.........................                       1,385        13                                   13
Directors fee, stock options exercised and
 related tax benefit............................                     186,859       652                                  652
Comprehensive income:
Net (Loss), as restated (see Note 25)...........     $(7,009)                             (7,009)                    (7,009)
 Other comprehensive loss, net of tax:
 Unrealized holding (losses) on securities
   available-for-sale arising during the year
   net of taxes of $369 and reclassifications
   adjustments..................................        (684)                                             (684)        (684)
                                                     -------      ----------   -------   -------       -------      -------
Total Comprehensive (loss), as restated (see
 Note 25).......................................     $(7,693)
                                                     -------
Balance at December 31, 2001 As Restated........                  10,460,796   $67,459   $(3,265)      $   388      $64,582
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

                       HUMBOLDT BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                                         AS RESTATED
                                                                        (SEE NOTE 25)
                                                              ---------------------------------
                                                                1999        2000        2001
                                                              ---------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
 Net income (loss)..........................................  $   6,220   $   9,020   $  (7,009)
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Discontinued Operations -- BFS...........................       (894)          7      13,994
   Provision for loan and lease losses......................      2,371       2,535       2,903
   Depreciation and Amortization............................      2,887       2,642       4,087
   Loss (gain) on sale of investments.......................        226        (117)       (206)
   Loss (gain) on sale of and provision for losses on
     foreclosed real estate.................................         35         (17)         --
   Decrease in loans held for sale..........................      5,482       1,822         373
   Increase in interest receivable and other assets.........     (2,994)    (10,576)    (13,382)
   Increase in interest payable and other liabilities.......      2,922       2,368       5,785
                                                              ---------   ---------   ---------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES....     16,255       7,684       6,545
INVESTING ACTIVITIES
 Net (increase) decrease in interest-bearing deposits with
   banks....................................................      3,000        (151)       (749)
 Net (increase) decrease in federal funds sold..............    (19,125)     14,875      13,000
 Proceeds from maturities and sales of investment securities
   available-for-sale.......................................     81,800      38,247      63,645
 Proceeds from maturities of investment securities
   held-to-maturity.........................................      2,123       1,617      14,707
 Purchases of investment securities available-for-sale......   (115,822)    (18,771)   (111,318)
 Purchases of investment securities held-to-maturity........       (996)     (4,776)       (465)
 Net increase in loans and leases...........................    (70,616)   (105,287)    (82,701)
 Purchases of premises and equipment........................     (3,396)     (8,367)     (3,999)
 Investment in partnerships/leasing company.................     (1,242)     (2,000)    (13,145)
 Purchases of other real estate.............................        (15)        (15)         --
 Purchase of life insurance policies........................       (380)         --          --
 Proceeds from the sale of foreclosed real estate and other
   assets...................................................        466       1,051         995
 Net cash paid in acquisition of subsidiary.................         --     (10,923)         --
 Premium paid on deposits purchased.........................     (2,355)         --          --
                                                              ---------   ---------   ---------
     NET CASH USED BY INVESTING ACTIVITIES..................   (126,558)    (94,500)   (120,030)
FINANCING ACTIVITIES
 Net increase in deposit accounts...........................    101,789      47,730      94,279
 Net proceeds from borrowings...............................      4,100      38,906      10,224
 Payments on borrowings.....................................        (86)     (1,791)    (12,014)
 Payment of Cash Dividends..................................       (853)         --          --
 Retirement of Common Stock.................................       (237)         --          --
 Proceeds from issuance of Trust Preferred Securities.......         --       5,150      15,000
 Proceeds from issuance of common stock.....................      2,702       8,459         665
 Dissenters Payments........................................         --          --        (220)
 Fractional shares purchased................................         (4)         (7)         (9)
                                                              ---------   ---------   ---------
     NET CASH PROVIDED BY FINANCING ACTIVITIES..............    107,411      98,447     107,925
                                                              ---------   ---------   ---------
       NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS...     (2,892)     11,631      (5,560)
Cash and due from banks at beginning of year................     51,388      48,496      60,127
                                                              ---------   ---------   ---------
CASH AND DUE FROM BANKS AT END OF YEAR......................  $  48,496   $  60,127   $  54,567
                                                              =========   =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for:
   Interest.................................................  $  13,097   $  24,470   $  28,596
   Income taxes.............................................      2,991       7,586       4,541
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
 Stock dividend.............................................  $   4,057   $   6,073   $   8,719
 Net change in unrealized gains on securities
   available-for-sale.......................................     (2,812)      3,770       1,053
 Net change in deferred income taxes on unrealized gains on
   securities available-for-sale and swap instruments.......      1,140      (1,491)       (369)
 Loans transferred to foreclosed real estate................        337         327         480
 Loans issued to facilitate the sale of foreclosed real
   estate...................................................         --         727          --
 Other Assets acquired through foreclosure of consumer
   loans....................................................         74         176         273
Acquisition of Subsidiary
 Federal funds sold.........................................              $   6,500
 Securities available-for-sale..............................                    447
 Loans, net.................................................                105,885
 Other real estate owned....................................                  1,972
 Accrued interest receivable and other assets...............                  1,276
 Deposits...................................................                (97,979)
 Borrowed funds.............................................                 (3,000)
 Interest payable and other liabilities.....................                 (4,178)
                                                              ---------   ---------   ---------
                                                                          $  10,923
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

                       HUMBOLDT BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

     Business: Humboldt Bancorp ("Humboldt" or "Bancorp") is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiaries, Humboldt Bank, Capitol Valley Bank, Capitol Thrift & Loan and Tehama Bank (collectively, "Banks"). Humboldt and the Banks are subject to regulation, supervision and regular examination by the Federal Reserve Bank, the California Department of Financial Institutions and the Federal Deposit Insurance Corporation. The regulations of these agencies govern most aspects of the Banks' business. The accounting and reporting policies of Humboldt Bancorp and Subsidiaries conform with generally accepted accounting principles.

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

     Significant Management Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For the Banks, the most significant accounting estimate is the allowance for loan losses. See "Allowance for Loan and Lease Losses" below.

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

     Securities are classified as available-for-sale if Humboldt intends to hold those debt securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available-for-sale are carried at fair value. Unrealized holding gains or losses are included in other comprehensive income as a separate component of stockholders' equity, net of tax. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Unrealized losses due to fluctuations in fair value of securities held to maturity or available for sale, are recognized through earnings when it is determined that an other than temporary decline in value has occurred. Humboldt did not have any securities classified as trading securities during 1999, 2000 or 2001. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

     Loans and Leases Held for Sale: Humboldt sells or transfers mortgage loans, the guaranteed portion of Small Business Administration
("SBA") -- guaranteed loans and loan participations (with servicing retained) for cash proceeds. Transfers of mortgage loans held for sale in which Humboldt surrenders control over those loans are accounted for as a sale to the extent that consideration other than beneficial interests in the transferred loans is received in exchange. Humboldt records an asset representing the right to service loans for others when it sells a loan and retains the servicing rights. The carrying value of loans is allocated between the loan and the servicing rights, based on their relative fair values. Fair value of servicing rights is estimated

                       HUMBOLDT BANCORP AND SUBSIDIARIES
by discounting estimated future cash flows from servicing using discount rates that approximate current market rates and using estimated prepayment rates. The servicing rights are carried at the lower of cost or market and are amortized in proportion to, and over the period of, the estimated net servicing income, assuming prepayments. Humboldt's loan servicing portfolio totaled $164 million, $199 million, and $243 million, at December 31, 1999, 2000, and 2001, respectively.

     For purposes of evaluating and measuring impairment, servicing rights are stratified based on the underlying loan type and note rate and compared to a valuation model based on a discounted cash flow methodology, current prepayment speeds and market discount rate. Any impairment is measured as the amount by which the carrying value of servicing rights for a stratum exceeds its fair value.

     A premium over the adjusted carrying value is received upon the sale of the guaranteed portion of an SBA loan. Humboldt's investment in an SBA loan is allocated among the sold and retained portions of the loan based on the relative fair value of each portion at the time of loan origination, adjusted for payments and other activities. Because the portion retained does not carry an SBA guarantee, part of the gain recognized on the sold portion of the loan is deferred and amortized as a yield enhancement on the retained portion in order to obtain a market equivalent yield.

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

     Loans are considered impaired, based on current information and events, if it is probable that Humboldt will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Allowances on impaired loans are established based on the present value of expected future cash flows discounted at the loans' effective interest rate, or for collateral-dependent loans, on the fair value of the collateral. Cash receipts on impaired loans are used to reduce principal.

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

                       HUMBOLDT BANCORP AND SUBSIDIARIES

     Derivative Financial Instruments: On January 1, 2001, Humboldt adopted Statement of Financial Accounting Standards Board (FASB) No. 133, Accounting for Derivatives and Hedging Activities and FASB Statement No. 138 Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133. All derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the consolidated balance sheet at fair value. FASB 133 dictates that the accounting treatment for gains or losses from changes in the derivative instrument's fair value is contingent on whether the derivative instrument qualifies as a hedge under the accounting standard. On the date Humboldt enters into a derivative contract, Humboldt designates the derivative instruments as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), or (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period net income. For a cash flow hedge, changes in the fair value of the derivative instrument to the extent that it is effective are recorded in other comprehensive income, net of tax, within shareholders' equity and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts net income. For free-standing derivative instruments, changes in the fair values are reported in current period net income. Humboldt formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking any hedge transaction. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. Humboldt also formally assesses both at the inception of the hedge and on an ongoing basis, whether the derivative instruments used are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued. There was no effect related to adoption as of January 1, 2001.

     Investments in Limited Partnerships: Humboldt owns approximately 99% interests in two limited partnerships that own and operate affordable housing projects. Investment in these projects serves as an element of Humboldt's compliance with the Community Reinvestment Act and Humboldt receives tax benefits in the form of deductions for operating losses and tax credits. The tax credits may be used to reduce taxes currently payable or may be carried back one year or forward twenty years to recapture or reduce taxes. Bancorp uses the equity method of accounting for the partnerships' operating results and tax credits are recorded in the years they become available to reduce income taxes.

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

     The following is a reconciliation of the amounts of net interest income and net earnings previously reported with the restated amounts (in thousands):

                                                               1999      2000
                                                              -------   ------
NET INTEREST INCOME (AS RESTATED -- SEE NOTE 25)
As reported.................................................  $16,895   24,970
Tehama......................................................    8,901    9,664
                                                              -------   ------
As restated.................................................  $25,796   34,634
                                                              =======   ======
NET INCOME (AS RESTATED -- SEE NOTE 25)
As reported.................................................  $ 3,973    6,280
Tehama......................................................    2,247    2,740
                                                              -------   ------
As restated.................................................  $ 6,220    9,020
                                                              =======   ======

                       HUMBOLDT BANCORP AND SUBSIDIARIES

     Humboldt recorded operating expenses related to the merger and integration of Tehama in the amount of $3,531,000 on a pre-tax basis. The following table presents the major components of merger-related expenses (dollars in thousands):

Severance & related.........................................   $  655
Professional fees...........................................    1,664
Fixed asset write down......................................      441
System conversions..........................................      262
Other.......................................................      509
                                                               ------
  Total.....................................................   $3,531
                                                               ======

     Of the total merger-related expenses, $3,312,000 was incurred as of December 31, 2001. As of that date, the remaining balance of $219,000 was recorded as an accrued liability for remaining expected merger related expenses.

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

     All retained interest assets related to the lease-backed notes issued by BFS Funding Company LLC and BFS Funding Company II, LLC were written off during the second quarter of 2001. At December 31, 2001, Humboldt Bancorp owned the Class C notes issued in the 2000 and 2001 securitizations for which there is no active market. The 2000 Class C lease-backed notes were carried at a value of $3,031,000 as of December 31, 2001 and will not receive any payments of interest or principal until the holders of the Class A and Class B notes are paid in full. Management expects that the principal and interest payments on the 2000 Class C lease-backed notes will be received during the fourth quarter of 2003 and first quarter of 2004. As described above, subsequent to December 31, 2001, an agreement was executed resulting in the transfer of the 2001 Class C lease-backed notes to an unaffiliated third party in consideration for reduction of related debt owed to the purchaser. No gain or loss was recorded in connection with the transfer.

                       HUMBOLDT BANCORP AND SUBSIDIARIES

NOTE 4 -- INVESTMENT SECURITIES

     The amortized cost of investment securities and their approximate fair values at December 31 were as follows (dollars in thousands):

                                                     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                       COST        GAINS        LOSSES      VALUE
                                                     ---------   ----------   ----------   --------
December 31, 2000:
Available-for-sale
  U.S. Government and agency securities............  $ 12,018      $    9       $ (47)     $ 11,980
  Obligations of political subdivisions............    22,196       1,058          (5)       23,249
  Collateralized mortgage obligations issued by US
     government agencies...........................    54,116         288         (50)       54,354
  Mortgage-backed securities.......................    22,404         343        (150)       22,597
  Other asset-backed securities....................    11,164         297                    11,461
  Equity securities................................       731          --          --           731
                                                     --------      ------       -----      --------
          Total available-for-sale.................  $122,629      $1,995       $(252)     $124,372
                                                     ========      ======       =====      ========
Held-to-maturity
  Obligations of political subdivisions............  $ 11,183      $  171       $ (25)     $ 11,329
  Lease-backed notes...............................     3,684          --          --         3,684
                                                     --------      ------       -----      --------
          Total held-to-maturity...................  $ 14,867      $  171       $ (25)     $ 15,013
                                                     ========      ======       =====      ========
December 31, 2001:
Available-for-sale
  U.S. Government and agency securities............  $  2,772      $   40          --      $  2,812
  Obligations of political subdivisions............    29,272         910          --        30,182
  Collateralized mortgage obligations issued by US
     government agencies...........................   116,553          --        (308)      116,245
  Mortgage-backed securities.......................    14,285         186          --        14,471
  Other asset-backed securities....................     7,500          --        (312)        7,188
  Equity securities................................     1,575          --          --         1,575
                                                     --------      ------       -----      --------
          Total available-for-sale.................  $171,957      $1,136       $(620)     $172,473
                                                     ========      ======       =====      ========

                                                          AVAILABLE-FOR-SALE    HELD-TO-MATURITY
                                                         --------------------   -----------------
                                                         AMORTIZED     FAIR     AMORTIZED   FAIR
                                                           COST       VALUE       COST      VALUE
                                                         ---------   --------   ---------   -----
Amounts maturing in:
  Three months or less.................................  $  2,376    $  2,386       --        --
  Over three months through twelve months..............    22,594      22,978       --        --
  After one year through three years...................    41,496      42,124       --        --
  After three years through five years.................    56,290      55,575       --        --
  After five years through fifteen years...............    40,695      41,166       --        --
  After fifteen years..................................     6,931       6,669       --        --
  Equity securities....................................     1,575       1,575       --        --
                                                         --------    --------     ----      ----
                                                         $171,957    $172,473       --        --
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

NOTE 10 -- TRUST PREFERRED SECURITIES

     In March 2000, Humboldt formed a wholly owned Delaware statutory business trust, HB Capital Trust I ("Capital Trust I"), which issued $5,150,000 of guaranteed preferred beneficial interests in Humboldt's junior subordinated deferrable interest debentures (the "Trust Preferred Securities"). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Capital Trust I are owned by Humboldt. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by Capital Trust I to purchase $5,310,000 of junior subordinated debentures of Humboldt, which carry a fixed interest rate of 10.875%. The debentures represent the sole asset of Capital Trust I. The debentures and related earnings statement effects are eliminated in Humboldt's financial statements. The Trust Preferred Securities accrue and pay distributions semiannually at a fixed rate of 10.875% per annum of the stated liquidation value of $1,000 per capital security. Humboldt has entered into contractual arrangements which, taken collectively, fully and unconditionally, guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by Capital Trust I, and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Capital Trust I. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on March 8, 2030, or upon earlier redemption as provided in the indenture. Humboldt has the right to redeem the debentures purchased by Capital Trust I in whole or in part, on or after March 8, 2010. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount, any accrued but unpaid interest, plus a premium ranging from 5.438% in 2010 to 0.544% in 2019.

                       HUMBOLDT BANCORP AND SUBSIDIARIES

     In December 2001, Humboldt formed a wholly owned Connecticut statutory business trust, Humboldt Bancorp Statutory Trust II ("Statutory Trust II"), which issued $10,000,000 of guaranteed preferred beneficial interests in Humboldt's junior subordinated deferrable interest debentures (the "Trust Preferred Securities"). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Statutory Trust II are owned by Humboldt. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by Humboldt Statutory Trust to purchase $10,300,000 of junior subordinated debentures of Humboldt, which carry a floating rate based on three-month LIBOR plus 360 basis points. The debentures represent the sole asset of Statutory Trust II. The debentures and related earnings statement effects are eliminated in Humboldt's financial statements. The Trust Preferred Securities accrue and pay distributions at a floating rate of three-month LIBOR plus 360 basis points per annum of the stated liquidation value of $1,000 per capital security. Humboldt has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by Statutory Trust II, and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Statutory Trust II. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures in December 2031, or upon earlier redemption as provided in the indenture. Humboldt has the right to redeem the debentures purchased by Statutory Trust II in whole or in part, on or after December 18, 2006. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount, any accrued but unpaid interest. In order to manage the interest rate risk associated with this Trust Preferred Securities issuance, Humboldt entered into an interest rate swap agreement with an unrelated third party that converted the floating rate to a fixed rate of 8.42% for five years. Additional information about this agreement is provided in Note 11.

     In February 2001, Humboldt formed a wholly owned Connecticut statutory business trust, Humboldt Bancorp Statutory Trust I ("Statutory Trust I"), which issued $5,000,000 of guaranteed preferred beneficial interests in Humboldt's junior subordinated deferrable interest debentures (the "Trust Preferred Securities"). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Statutory Trust I are owned by Humboldt. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by Humboldt Statutory Trust to purchase $5,150,000 of junior subordinated debentures of Humboldt, which carry a fixed interest rate of 10.20%. The debentures represent the sole asset of Statutory Trust I. The debentures and related earnings statement effects are eliminated in Humboldt's financial statements. The Trust Preferred Securities accrue and pay distributions semiannually at a fixed rate of 10.20% per annum of the stated liquidation value of $1,000 per capital security. Humboldt has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by Statutory Trust I, and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Statutory Trust I. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures in February 2031, or upon earlier redemption as provided in the indenture. Humboldt has the right to redeem the debentures purchased by Statutory Trust I in whole or in part, on or after February 22, 2011. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount, plus any accrued but unpaid interest, plus a premium ranging from 5.10% in 2011 to 0.51 % in 2020. After February 22, 2020, there is no premium for redemption.

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
                                                          =======   =======   =======

                       HUMBOLDT BANCORP AND SUBSIDIARIES

NOTE 14 -- INCOME TAXES

     The components of income tax expense included in the statements of operations were as follows for the years ended December 31 (dollars in thousands):

                                                            1999     2000      2001
                                                           ------   -------   -------
Current Expense
  Federal................................................  $3,024   $ 4,947   $ 4,561
  State..................................................     743     1,736     1,338
                                                           ------   -------   -------
                                                            3,767     6,683     5,899
Deferred Expense
  Federal................................................    (857)   (1,784)   (1,626)
  State..................................................    (157)     (446)     (484)
                                                           ------   -------   -------
                                                           (1,014)   (2,230)   (2,110)
                                                           ------   -------   -------
                                                           $2,753   $ 4,453   $ 3,789
                                                           ======   =======   =======

     A reconciliation of income taxes computed at the federal statutory rate of 34% and the provision for income taxes for the years ended December 31 are as follows (dollars in thousands):

                                                              1999     2000     2001
                                                             ------   ------   ------
Income tax at Federal statutory rate.......................  $2,745   $4,583   $3,663
  State franchise tax, less federal income tax benefit.....     659    1,021      563
  Merger related Expenses..................................      --       --      386
  Interest on municipal obligations exempt from Federal
     tax...................................................    (477)    (530)    (501)
  Interest on enterprise zone loans exempt from State
     tax...................................................     (79)     (72)      --
  Life insurance earnings..................................     (93)    (291)    (101)
  Low income housing credits...............................    (190)    (141)    (175)
  Deferred tax asset valuation allowance change............       6     (127)     (23)
  Other differences........................................     182       10      (23)
                                                             ------   ------   ------
Provision for income taxes.................................  $2,753   $4,453   $3,789
                                                             ======   ======   ======

                       HUMBOLDT BANCORP AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to the components of the net deferred tax asset recorded as an other asset as of December 31 were as follows (dollars in thousands):

                                                               2000      2001
                                                              -------   -------
Deferred tax assets:
  Allowance for loan and lease losses.......................  $ 2,630   $ 3,334
  Deferred loan fees........................................       97       122
  State franchise taxes.....................................      516       393
  Depreciation..............................................      835       749
  Net Operating Losses......................................       87        --
  Merchant Bankcard program.................................      950     1,141
  Core deposit intangible amortization......................      168       604
  Organization costs........................................      122        81
  Deferred Compensation.....................................    2,964     3,747
  Other.....................................................      366       394
                                                              -------   -------
          Total deferred tax assets.........................    8,735    10,565
  Valuation allowance for deferred tax assets...............     (264)     (241)
                                                              -------   -------
          Deferred tax assets recognized....................    8,471    10,324
Deferred tax liabilities:
  Loan premium..............................................   (1,150)     (971)
  Unrealized securities holding gains.......................     (755)     (386)
  Federal Home Loan Bank stock dividends....................      (67)      (85)
  Other.....................................................     (693)     (597)
                                                              -------   -------
          Total deferred tax liabilities....................   (2,665)   (2,039)
                                                              -------   -------
          Net deferred tax asset............................  $ 5,806   $ 8,285
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

                       HUMBOLDT BANCORP AND SUBSIDIARIES

NOTE 15 -- EARNINGS PER SHARE

     The following is a computation of basic and diluted earnings per share for the years ended December 31, which has been retroactively adjusted for stock dividends and splits (dollars in thousands except per share amounts):

                                                            1999         2000          2001
                                                         ----------   -----------   -----------
Basic:
Net income (loss)......................................  $    6,220   $     9,020   $    (7,009)
                                                         ==========   ===========   ===========
Weighted-average common shares outstanding.............   9,207,910    10,031,307    10,387,337
                                                         ==========   ===========   ===========
Earnings (loss) per share..............................  $     0.68   $      0.90   $     (0.67)
                                                         ==========   ===========   ===========
Diluted:
Net income (loss)......................................  $    6,220   $     9,020   $    (7,009)
                                                         ==========   ===========   ===========
Weighted-average common shares outstanding.............   9,207,910    10,031,307    10,387,337
Net effect of dilutive stock options -- based on the
  treasury stock method using average market price.....     571,939       542,222       443,000
                                                         ----------   -----------   -----------
Weighted-average common shares outstanding and common
  stock equivalents....................................   9,779,849    10,573,531    10,830,337
                                                         ==========   ===========   ===========
Diluted earnings (loss) per share......................  $     0.64   $      0.85   $     (0.65)
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

                                                               1999    2000     2001
                                                              ------   -----   ------
Net income (loss)
  As reported...............................................  $6,220   9,020   (7,009)
  Pro forma.................................................  $5,964   8,668   (7,503)
Basic earnings (loss) per share
  As reported...............................................  $ 0.68    0.90    (0.67)
  Pro forma.................................................  $ 0.65    0.86    (0.72)
Diluted earnings (loss) per share
  As reported...............................................  $ 0.64    0.85    (0.65)
  Pro forma.................................................  $ 0.61    0.82    (0.69)

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
                                                              ======

     Rent expense for the years ended December 31, 1999, 2000 and 2001 totaled $604,000, $925,000, and $1,021,000, respectively. Sublease rental income was $542,000, in 2001. Future sublease income is expected to be $50,000 annually through November 2008.

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

     Humboldt processed approximately $3.01 billion and $4.80 billion of credit and debit card sales for merchants during 2000 and 2001, respectively. Humboldt has contractual agreements under which it processes merchant bankcard services through independent service organizations ("ISO's"). ISO's represent $4.18 billion of Humboldt's credit and debit card sales during 2001. Under the terms of the ISO agreements, Humboldt is indemnified against loss by the ISO.

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

                                                                                      TO BE WELL
                                                                                  CAPITALIZED UNDER
                                                              FOR CAPITAL         PROMPT CORRECTIVE
                                            ACTUAL         ADEQUACY PURPOSES      ACTION PROVISIONS
                                       ----------------   --------------------   --------------------
                                       AMOUNT    RATIO    AMOUNT         RATIO   AMOUNT         RATIO
                                       -------   ------   -------        -----   -------        -----
                                                           (DOLLARS IN THOUSANDS)
As of December 31, 2000:
Total Capital (to Risk Weighted
  Assets)
  Consolidated.......................  $80,754   11.82%   $54,642   >    8.0%            N/A
  Humboldt Bank......................  $32,326    9.77%   $26,435   >    8.0%    $33,044   >    10.0%
  Tehama Bank........................  $19,817   10.80%   $14,746   >    8.0%    $18,433   >    10.0%
  Capitol Valley Bank................  $ 5,867   11.95%   $ 3,929   >    8.0%    $ 4,911   >    10.0%
  Capitol Thrift and Loan............  $12,084   11.01%   $ 8,779   >    8.0%    $10,974   >    10.0%
Tier I Capital (to Risk Weighted
  Assets)
  Consolidated.......................  $72,387   10.59%   $27,308   >    4.0%            N/A
  Humboldt Bank......................  $28,824    8.71%   $13,218   >    4.0%    $19,826   >     6.0%
  Tehama Bank........................  $17,539    9.50%   $ 7,373   >    4.0%    $11,060   >     6.0%
  Capitol Valley Bank................  $ 5,280   10.75%   $ 1,964   >    4.0%    $ 2,947   >     6.0%
  Capitol Thrift and Loan............  $10,705    9.75%   $ 4,390   >    4.0%    $ 6,584   >     6.0%
Tier I Capital (to Average Assets)
  Consolidated.......................  $72,387    8.82%   $32,819   >    4.0%            N/A
  Humboldt Bank......................  $28,284    7.16%   $16,101   >    4.0%    $20,126   >     5.0%
  Tehama Bank........................  $17,539    7.80%   $ 8,966   >    4.0%    $11,207   >     5.0%
  Capitol Valley Bank................  $ 5,280    8.71%   $ 2,425   >    4.0%    $ 3,031   >     5.0%
  Capitol Thrift and Loan............  $10,705    8.45%   $ 5,070   >    4.0%    $ 6,337   >     5.0%

                       HUMBOLDT BANCORP AND SUBSIDIARIES

                                                                                      TO BE WELL
                                                                                  CAPITALIZED UNDER
                                                              FOR CAPITAL         PROMPT CORRECTIVE
                                            ACTUAL         ADEQUACY PURPOSES      ACTION PROVISIONS
                                       ----------------   --------------------   --------------------
                                       AMOUNT    RATIO    AMOUNT         RATIO   AMOUNT         RATIO
                                       -------   ------   -------        -----   -------        -----
                                                           (DOLLARS IN THOUSANDS)
As of December 31, 2001:
Total Capital (to Risk Weighted
  Assets)
  Consolidated.......................  $90,671   11.70%   $61,916   >    8.0%            N/A
  Humboldt Bank......................  $39,456   10.43%   $30,178   >    8.0%    $37,722   >    10.0%
  Tehama Bank........................  $23,291   11.66%   $15,977   >    8.0%    $19,971   >    10.0%
  Capitol Valley Bank................  $ 7,244   10.24%   $ 5,657   >    8.0%    $ 7,071   >    10.0%
  Capitol Thrift and Loan............  $11,801   11.21%   $ 8,422   >    8.0%    $10,527   >    10.0%
Tier I Capital (to Risk Weighted
  Assets)
  Consolidated.......................  $80,996   10.45%   $30,958   >    4.0%            N/A
  Humboldt Bank......................  $35,427    9.37%   $15,089   >    4.0%    $22,633   >     6.0%
  Tehama Bank........................  $20,796   10.41%   $ 7,988   >    4.0%    $11,983   >     6.0%
  Capitol Valley Bank................  $ 6,360    8.99%   $ 2,829   >    4.0%    $ 4,243   >     6.0%
  Capitol Thrift and Loan............  $10,477    9.95%   $ 4,211   >    4.0%    $ 6,316   >     6.0%
Tier I Capital (to Average Assets)
  Consolidated.......................  $80,996    8.45%   $38,348   >    4.0%             N/A
  Humboldt Bank......................  $35,427    6.87%   $20,646   >    4.0%    $25,807   >     5.0%
  Tehama Bank........................  $20,796    7.76%   $10,718   >    4.0%    $13,398   >     5.0%
  Capitol Valley Bank................  $ 6,360    8.26%   $ 3,078   >    4.0%    $ 3,848   >     5.0%
  Capitol Thrift and Loan............  $10,477    8.74%   $ 4,798   >    4.0%    $ 5,997   >     5.0%

                       HUMBOLDT BANCORP AND SUBSIDIARIES

NOTE 21 -- CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (AS RESTATED -- SEE NOTE 25)

     Condensed balance sheets as of December 31, 2000 and 2001 and the related condensed statements of operations and cash flows for each of the years in the three year period ended December 31, 2001 for Humboldt Bancorp (parent company only) are presented as follows (dollars in thousands):

                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 2001

                                                               2000      2001
                                                              -------   -------
Assets
  Cash......................................................  $   131   $    69
  Investment in subsidiaries................................   65,235    76,743
  Investment in leasing company.............................    7,518     6,669
  Investment securities.....................................    3,844     7,679
  Other assets..............................................    3,429     8,632
                                                              -------   -------
     Total assets...........................................  $80,157   $99,792
                                                              =======   =======
Liabilities
  Borrowed funds............................................    2,497    10,317
  Trust preferred securities................................    5,150    20,150
  Other liabilities.........................................      671     4,743
  Stockholders' equity......................................   71,839    64,582
                                                              -------   -------
     Total liabilities and shareholders' equity.............  $80,157   $99,792
                                                              =======   =======

                       CONDENSED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                               1999      2000       2001
                                                              -------   -------   --------
Dividends from subsidiaries.................................  $ 3,000   $ 7,660   $  5,070
Reimbursement from subsidiaries of allocated expenses.......    2,210     3,489      6,715
Other income................................................        7       561        499
Expenses....................................................   (3,413)   (6,736)   (17,009)
                                                              -------   -------   --------
Income (loss) before taxes..................................    1,804     4,974     (4,725)
Tax (expense) benefit.......................................      311     1,143      3,203
                                                              -------   -------   --------
Income (loss) before equity in net income of subsidiaries...    2,115     6,117     (1,522)
Equity in undistributed net income of subsidiaries..........    4,105     2,903     (5,487)
                                                              -------   -------   --------
Net income (loss)...........................................  $ 6,220   $ 9,020   $ (7,009)
                                                              =======   =======   ========

                       HUMBOLDT BANCORP AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                               1999       2000       2001
                                                              -------   --------   --------
Operating activities:
  Net income................................................  $ 6,220   $  9,020   $ (7,009)
  Adjustments to reconcile net income to net cash
     (used) provided by operating activities:
     Return of (equity) in undistributed net income of
       subsidiaries.........................................   (4,105)    (2,902)     5,487
     Increase in other assets...............................     (294)    (2,734)    (8,462)
     Increase in other liabilities..........................      287        301      4,072
                                                              -------   --------   --------
       Net cash provided by (used) operating activities.....    2,108      3,685     (5,912)
Investing activities:
  Acquisition of Capitol Thrift and Loan (net of
     dividends).............................................       --     (9,675)        --
  Investment in Bank Subsidiaries...........................   (6,400)    (3,000)    (3,500)
  Investment in leasing company.............................       --     (2,000)   (13,145)
  Purchase of available-for-sale securities.................       --       (160)       (50)
  Purchase of held-to-maturity securities...................       --     (4,776)      (712)
  Proceeds from maturity of held-to-maturity securities.....       --      1,092         --
  Reimbursement from subsidiary.............................      319         --         --
                                                              -------   --------   --------
       Net cash used in investing activities................   (6,081)   (18,519)   (17,407)
Financing activities:
  Proceeds from note payable................................    2,000      2,376     21,030
  Payments on notes payable.................................       --     (1,879)   (13,210)
  Proceeds from issuance of trust preferred securities......       --      5,150     15,000
  Retirement of Common Stock................................     (236)        --         --
  Payment of Cash Dividends.................................     (854)        --         --
  Cash paid for fractional shares...........................       (4)        (7)        (9)
  Cash paid for dissenters shares...........................       --         --       (220)
  Proceeds from issuance of common stock....................    2,811      8,403        666
                                                              -------   --------   --------
       Net cash provided by financing activities............    3,717     14,043     23,257
                                                              -------   --------   --------
          Net decrease in cash..............................     (256)      (791)       (62)
Cash at beginning of year...................................    1,178        922        131
                                                              -------   --------   --------
          Cash at end of year...............................  $   922   $    131   $     69
                                                              =======   ========   ========

NOTE 22 -- FAIR VALUES OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial

                       HUMBOLDT BANCORP AND SUBSIDIARIES
instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of Humboldt as a whole.

     The estimated fair values of the Humboldt's financial instruments are as follows at December 31 (dollars in thousands):

                                                             2000                   2001
                                                     --------------------   --------------------
                                                                ESTIMATED              ESTIMATED
                                                     CARRYING     FAIR      CARRYING     FAIR
                                                      AMOUNT      VALUE      AMOUNT      VALUE
                                                     --------   ---------   --------   ---------
Financial assets:
  Cash and due from banks..........................  $ 60,127   $ 60,127    $ 54,567   $ 54,567
  Interest-bearing deposits in other banks.........       171        171         920        920
  Federal funds sold...............................    13,000     13,000          --         --
  Investment securities............................   139,239    139,385     172,473    172,473
  Loans and leases held for sale...................       373        373           0          0
  Loans and leases, net............................   575,142    576,955     654,567    680,156
  Accrued interest receivable......................     4,906      4,906       4,923      4,923
Financial liabilities:
  Deposits.........................................   712,807    712,117     807,086    810,700
  Accrued interest payable.........................     1,719      1,719       1,249      1,249
  Borrowed funds...................................    46,953     47,349      45,560     44,746
  Trust preferred securities.......................     5,150      5,303      20,150     21,112

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

                       HUMBOLDT BANCORP AND SUBSIDIARIES

     The following table includes segment profit, including certain revenues and expenses, and segment assets (dollars in thousands) as of and for the year ended:

                                                                           MERCHANT
                                                              COMMERCIAL   BANKCARD
                                                               BANKING     SERVICES    TOTAL
                                                              ----------   --------   --------
DECEMBER 31, 1999:
Interest income.............................................   $ 38,623    $   628    $ 39,251
Interest expense............................................     13,273        182      13,455
Interest income/(expense) allocation........................     (1,596)     1,596           0
Provision for loan and lease losses.........................      2,129        242       2,371
Non-interest income.........................................      2,597     16,064      18,661
Non-interest expense........................................     22,403     11,604      34,007
Segment profit, before taxes................................      1,819      6,260       8,079
Segment assets..............................................    573,325     62,445     635,770
DECEMBER 31, 2000:
Interest income.............................................     59,069        447      59,516
Interest expense............................................     24,508        374      24,882
Interest income/(expense) allocation........................     (1,543)     1,543          --
Provision for loan and lease losses.........................      2,378        157       2,535
Non-interest income.........................................      7,507     16,182      23,689
Non-interest expense........................................     29,245     12,238      41,483
Segment profit, before taxes................................      8,902      4,578      13,480
Segment assets..............................................    791,300     61,600     852,900
DECEMBER 31, 2001:
Interest income.............................................     65,780        385      66,165
Interest expense............................................     28,124        217      28,341
Interest income/(expense) allocation........................     (1,611)     1,611          --
Provision for loan and lease losses.........................      2,836         67       2,903
Non-interest income.........................................      9,166     20,561      29,727
Non-interest expense........................................     35,625     18,249      53,874
Segment profit, before taxes................................      6,750      4,024      10,774
Segment assets..............................................    856,466    102,451     958,917

                       HUMBOLDT BANCORP AND SUBSIDIARIES

NOTE 24 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per share data)

     The following table presents the summary financial results as originally reported and as restated for the eight stated quarters. Note 25 contains additional information regarding the restatement.

                                                                      FOR THE QUARTER ENDED
                                   --------------------------------------------------------------------------------------------
                                          MARCH 31, 2000                   JUNE 30, 2000                SEPTEMBER 30, 2000
                                   -----------------------------   -----------------------------   ----------------------------
                                                      PREVIOUSLY                      PREVIOUSLY                     PREVIOUSLY
                                   RESTATED    ADJ     REPORTED    RESTATED    ADJ     REPORTED    RESTATED   ADJ     REPORTED
                                   --------   -----   ----------   --------   -----   ----------   --------   ----   ----------
Interest income..................  $11,594       --    $11,594     $14,972       --    $14,972     $16,359      --    $16,359
Interest expense.................    4,192       --      4,192       6,162       --      6,162       7,068      --      7,068
                                   -------    -----    -------     -------    -----    -------     -------    ----    -------
  Net interest income............    7,402               7,402       8,810               8,810       9,291              9,291
Provision for loan losses........      857       --        857         993       --        993         452      --        452
                                   -------    -----    -------     -------    -----    -------     -------    ----    -------
  Net interest income after
    provision....................    6,545               6,545       7,817               7,817       8,839              8,839
Non-interest income..............    5,127       --      5,127       5,749       --      5,749       6,160      --      6,160
Non-interest expense.............    9,705      391      9,314      10,558      219     10,339      10,548      89     10,459
                                   -------    -----    -------     -------    -----    -------     -------    ----    -------
  Income before taxes............    1,967     (391)     2,358       3,008     (219)     3,227       4,451     (89)     4,540
Provision for income taxes.......      662     (131)       793       1,048      (76)     1,124       1,559     (31)     1,590
                                   -------    -----    -------     -------    -----    -------     -------    ----    -------
  Net income from continuing
    operations...................    1,305     (260)     1,565       1,960     (143)     2,103       2,892     (58)     2,950
Income (loss) from discontinued
  operations.....................      211                 211         348                 348         136                136
                                   -------    -----    -------     -------    -----    -------     -------    ----    -------
  Net income.....................  $ 1,516    $(260)   $ 1,776     $ 2,308    $(143)   $ 2,451     $ 3,028    $(58)   $ 3,086
                                   =======    =====    =======     =======    =====    =======     =======    ====    =======
Earnings per share -- Basic:
  Continuing operations..........  $  0.14             $  0.17     $  0.20             $  0.21     $  0.29            $  0.30
  Discontinued operations........  $  0.02             $  0.02     $  0.03             $  0.04     $  0.01            $  0.01
  Net income.....................  $  0.16             $  0.19     $  0.23             $  0.25     $  0.30            $  0.31
Earnings per share -- Diluted:
  Continuing operations..........  $  0.13             $  0.16     $  0.19             $  0.20     $  0.27            $  0.28
  Discontinued operations........  $  0.02             $  0.02     $  0.03             $  0.04     $  0.02            $  0.01
  Net income.....................  $  0.15             $  0.18     $  0.22             $  0.24     $  0.29            $  0.29

                                       FOR THE QUARTER ENDED
                                   -----------------------------
                                         DECEMBER 31, 2000             FOUR QUARTERS
                                   -----------------------------   ---------------------
                                                      PREVIOUSLY              PREVIOUSLY
                                   RESTATED    ADJ     REPORTED    RESTATED    REPORTED
                                   --------   -----   ----------   --------   ----------
Interest income..................  $16,591       --    $16,591     $59,516     $59,516
Interest expense.................    7,460       --      7,460      24,882      24,882
                                   -------    -----    -------     -------     -------
  Net interest income............    9,131               9,131      34,634      34,634
Provision for loan losses........      233       --        233       2,535       2,535
                                   -------    -----    -------     -------     -------
  Net interest income after
    provision....................    8,898               8,898      32,099      32,099
Non-interest income..............    5,828       --      5,828      22,864      22,864
Non-interest expense.............   10,673      161     10,512      41,483      40,624
                                   -------    -----    -------     -------     -------
  Income before taxes............    4,053     (161)     4,214      13,480      14,339
Provision for income taxes.......    1,184      (46)     1,230       4,453       4,737
                                   -------    -----    -------     -------     -------
  Net income from continuing
    operations...................    2,869     (115)     2,984       9,027       9,602
Income (loss) from discontinued
  operations.....................     (702)               (702)         (7)         (7)
                                   -------    -----    -------     -------     -------
  Net income.....................  $ 2,167    $(115)   $ 2,282     $ 9,020     $ 9,595
                                   =======    =====    =======     =======     =======
Earnings per share -- Basic:
  Continuing operations..........  $  0.28             $  0.29
  Discontinued operations........  $ (0.07)            $ (0.07)
  Net income.....................  $  0.21             $  0.22
Earnings per share -- Diluted:
  Continuing operations..........  $  0.27             $  0.28
  Discontinued operations........  $ (0.07)            $ (0.07)
  Net income.....................  $  0.20             $  0.21

                       HUMBOLDT BANCORP AND SUBSIDIARIES

                                                                     FOR THE QUARTER ENDED
                                 ---------------------------------------------------------------------------------------------
                                        MARCH 31, 2001                   JUNE 30, 2001                SEPTEMBER 30, 2001
                                 -----------------------------   -----------------------------   -----------------------------
                                                    PREVIOUSLY                      PREVIOUSLY                      PREVIOUSLY
                                 RESTATED    ADJ     REPORTED    RESTATED    ADJ     REPORTED    RESTATED    ADJ     REPORTED
                                 --------   -----   ----------   --------   -----   ----------   --------   -----   ----------
Interest income................  $16,763       --    $16,763     $ 16,577            $ 16,577    $16,492             $16,492
Interest expense...............    7,758       --      7,758        7,560               7,560      7,059               7,059
                                 -------    -----    -------     --------   -----    --------    -------    -----    -------
  Net interest income..........    9,005               9,005        9,017               9,017      9,433               9,433
Provision for loan losses......      794       --        794          583                 583        509                 509
                                 -------    -----    -------     --------   -----    --------    -------    -----    -------
  Net interest income after
    provision..................    8,211               8,211        8,434               8,434      8,924               8,924
Non-interest income............    7,039       --      7,039        7,287               7,287      7,431               7,431
Non-interest expense...........   14,945      329     14,616       12,355     739      11,616     12,117      153     11,964
                                 -------    -----    -------     --------   -----    --------    -------    -----    -------
  Income before taxes..........      305     (329)       634        3,366    (739)      4,105      4,238     (153)     4,391
Provision for income taxes.....      217     (244)       461        1,047    (230)      1,277      1,454      (53)     1,507
                                 -------    -----    -------     --------   -----    --------    -------    -----    -------
  Net income from continuing
    operations.................       88      (85)       173        2,319    (509)      2,828      2,784     (100)     2,884
Income (loss) from discontinued
  operations...................   (1,062)             (1,062)     (13,532)            (13,532)        --                  --
                                 -------    -----    -------     --------   -----    --------    -------    -----    -------
  Net income...................  $  (974)   $ (85)   $  (889)    $(11,213)  $(509)   $(10,704)   $ 2,784    $(100)   $ 2,884
                                 =======    =====    =======     ========   =====    ========    =======    =====    =======

Earnings per share -- Basic:
  Continuing operations........  $  0.01             $  0.02     $   0.22            $   0.27    $  0.27             $  0.28
  Discontinued operations......  $ (0.10)            $ (0.11)    $  (1.30)           $  (1.31)   $    --             $    --
  Net income...................  $ (0.09)            $ (0.09)    $  (1.08)           $  (1.04)   $  0.27             $  0.28

Earning per share -- Diluted:
  Continuing operations........  $  0.01             $  0.02     $   0.21            $   0.26    $  0.26             $  0.27
  Discontinued operations......  $ (0.10)            $ (0.10)    $  (1.25)           $  (1.25)   $    --             $    --
  Net income...................  $ (0.09)            $ (0.08)    $  (1.04)           $  (0.99)   $  0.26             $  0.27

                                     FOR THE QUARTER ENDED
                                 -----------------------------
                                       DECEMBER 31, 2001             FOUR QUARTERS
                                 -----------------------------   ---------------------
                                                    PREVIOUSLY              PREVIOUSLY
                                 RESTATED    ADJ     REPORTED    RESTATED    REPORTED
                                 --------   -----   ----------   --------   ----------
Interest income................  $16,333             $16,333     $ 66,165    $ 66,165
Interest expense...............    5,964               5,964       28,341      28,341
                                 -------    -----    -------     --------    --------
  Net interest income..........   10,369              10,369       37,824      37,824
Provision for loan losses......    1,017               1,017        2,903       2,903
                                 -------    -----    -------     --------    --------
  Net interest income after
    provision..................    9,352               9,352       34,921      34,921
Non-interest income............    7,970               7,970       29,727      29,727
Non-interest expense...........   14,457      376     14,081       53,874      52,277
                                 -------    -----    -------     --------    --------
  Income before taxes..........    2,865     (376)     3,241       10,774      12,371
Provision for income taxes.....    1,071      (35)     1,106        3,789       4,351
                                 -------    -----    -------     --------    --------
  Net income from continuing
    operations.................    1,794     (341)     2,135        6,985       8,020
Income (loss) from discontinued
  operations...................      600                 600      (13,994)    (13,994)
                                 -------    -----    -------     --------    --------
  Net income...................  $ 2,394    $(341)   $ 2,735     $ (7,009)   $ (5,974)
                                 =======    =====    =======     ========    ========
Earnings per share -- Basic:
  Continuing operations........  $  0.17             $  0.20
  Discontinued operations......  $  0.06             $  0.06
  Net income...................  $  0.23             $  0.26
Earning per share -- Diluted:
  Continuing operations........  $  0.17             $  0.20
  Discontinued operations......  $  0.05             $  0.05
  Net income...................  $  0.22             $  0.25

                       HUMBOLDT BANCORP AND SUBSIDIARIES

NOTE 25 -- RESTATEMENT

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

     As a result of the foregoing, the Company's 1999, 2000, and 2001 consolidated financial statements have been restated from amounts previously reported. The principal effects of the restatement on the accompanying consolidated financial statements are set forth below:

                           CONDENSED INCOME STATEMENT

                                              PREVIOUSLY              PREVIOUSLY              PREVIOUSLY
                                   RESTATED    REPORTED    RESTATED    REPORTED    RESTATED    REPORTED
                                   --------   ----------   --------   ----------   --------   ----------
                                        YEAR ENDED              YEAR ENDED              YEAR ENDED
                                     DECEMBER 31, 1999       DECEMBER 31, 2000       DECEMBER 31, 2001
                                   ---------------------   ---------------------   ---------------------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income..................  $39,251     $39,251     $59,516     $59,516     $ 66,165    $ 66,165
Interest expense.................   13,455      13,455      24,882      24,882       28,341      28,341
                                   -------     -------     -------     -------     --------    --------
     Net interest income.........   25,796      25,796      34,634      34,634       37,824      37,824
Provision for loan losses........    2,371       2,371       2,535       2,535        2,903       2,903
                                   -------     -------     -------     -------     --------    --------
     Net interest income after
       provision.................   23,425      23,425      32,099      32,099       34,921      34,921
Non-interest income..............   18,661      18,661      22,864      22,864       29,727      29,727
Non-interest expense.............   34,007      33,046      41,483      40,624       53,874      52,277
                                   -------     -------     -------     -------     --------    --------
     Income before taxes.........    8,079       9,040      13,480      14,339       10,774      12,371
Provision for income taxes.......    2,753       3,080       4,453       4,737        3,789       4,351
                                   -------     -------     -------     -------     --------    --------
     Net income from continuing
       operations................    5,326       5,960       9,027       9,602        6,985       8,020
Income (loss) from discontinued
  operations.....................      894         894          (7)         (7)     (13,994)    (13,994)
                                   -------     -------     -------     -------     --------    --------
     Net income..................  $ 6,220     $ 6,854     $ 9,020     $ 9,595     $ (7,009)   $ (5,974)
                                   =======     =======     =======     =======     ========    ========
Earnings per share -- Basic:
  Continuing operations..........  $  0.58     $  0.65     $  0.90     $  0.96     $   0.67    $   0.77
  Discontinued operations........  $  0.10     $  0.09     $    --     $    --     $  (1.34)   $  (1.35)
  Net income.....................  $  0.68     $  0.74     $  0.90     $  0.96     $  (0.67)   $  (0.58)
Earnings per share -- Diluted
  Continuing operations..........  $  0.54     $  0.61     $  0.85     $  0.91     $   0.64    $   0.74
  Discontinued operations........  $  0.10     $  0.09     $    --     $    --     $  (1.29)   $  (1.29)
  Net income.....................  $  0.64     $  0.70     $  0.85     $  0.91     $  (0.65)   $  (0.55)
Basic shares.....................    9,208       9,208      10,031      10,031       10,387      10,387
Diluted shares...................    9,780       9,780      10,574      10,574       10,830      10,830

                       HUMBOLDT BANCORP AND SUBSIDIARIES

                            CONDENSED BALANCE SHEET

                                                                 PREVIOUSLY                PREVIOUSLY
                                                     RESTATED     REPORTED     RESTATED     REPORTED
                                                     ---------   -----------   ---------   -----------
                                                     AS OF DECEMBER 31, 2000   AS OF DECEMBER 31, 2001
                                                     -----------------------   -----------------------
                                                                      (IN THOUSANDS)
ASSETS
Cash and equivalents...............................  $ 73,298     $ 73,298     $ 55,487     $ 55,487
Investment securities..............................   139,239      139,239      172,473      172,473
Net loans..........................................   575,142      575,142      654,567      654,567
Premises and equipment, net........................    18,723       18,723       19,270       19,270
Other assets.......................................    46,498       45,887       57,120       55,947
                                                     --------     --------     --------     --------
     Total assets..................................  $852,900     $852,289     $958,917     $957,744
                                                     ========     ========     ========     ========
LIABILITIES
Deposits...........................................  $712,807     $712,807     $807,086     $807,086
Borrowings.........................................    47,350       47,350       45,560       45,560
Trust preferred securities.........................     5,150        5,150       20,150       20,150
Accrued interest payable and other liabilities.....    15,754       13,934       21,539       18,122
                                                     --------     --------     --------     --------
     Total liabilities.............................  $781,061     $779,241     $894,335     $890,918
                                                     ========     ========     ========     ========
STOCKHOLDERS' EQUITY
Common stock.......................................    58,295     $ 58,295       67,459     $ 67,459
Retained earnings (accumulated deficit)............    12,472       13,681       (3,265)      (1,021)
Accumulated other comprehensive income.............     1,072        1,072          388          388
                                                     --------     --------     --------     --------
     Total stockholders' equity....................    71,839       73,048       64,582       66,826
                                                     --------     --------     --------     --------
     Total liabilities and stockholders' equity....  $852,900     $852,289     $958,917     $957,744
                                                     ========     ========     ========     ========

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