Form 10-K
period 2002-12-31
HUMBOLDT BANCORP
filed 2003-03-28
CIK 1008554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-21656

HUMBOLDT BANCORP

(Exact name of registrant as specified in its charter)

California	93-1175466
(State of Incorporation)	(I.R.S. Employer Identification No.)

2998 Douglas Boulevard, Suite 330

Roseville, CA 95661
(Address and Zip Code of Principal Executive Offices)

916.783.2812

(Telephone Number)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, without par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of Form 10-K     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)     Yes ☑          No ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28,2002, based on the closing price on that date of $14.01 per share was $158,989,616. The number of shares outstanding of Registrant’s common stock outstanding as of June 28, 2002 and February 28, 2003 were 12,441,992 and 12,566,311, respectively.

Documents Incorporated by Reference

      Information required by Items 10 through 13 of Part III of this Form 10-K are incorporated by reference to Humboldt Bancorp’s proxy statement, which will be filed within 120 days of the end of the fiscal year.

PART I

      This Annual Report on Form 10-K contains certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Act of 1995. Statements that expressly or implicitly predict future results, performance or events are forward-looking. In addition, the words “expect,” “believe,” “anticipate” and similar expressions identify forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expected. Factors that could cause or contribute to such differences include, but are not limited to, the following:

•	The ability to attract new deposits and loans

•	Competitive pricing factors

•	Deterioration in economic factors that result in increased loan losses

•	Market interest rate fluctuations

•	Operational difficulties related to execution of Humboldt’s strategic plan

•	Changes in the legal or regulatory requirements

•	New technological developments

•	The ability to recruit and retain top-level management and staff

      Readers are advised not to place undue reliance on any forward-looking statements contained in this report, which speak only as of the date hereof. Humboldt Bancorp undertakes no obligation to revise any forward-looking statements to reflect subsequent events or circumstances.

Item 1.	Business

      We file our annual report on Form 10-K, quarterly report on Form 10-Q, current report on Form 8-K, proxy statements and other information with the Securities and Exchange Commission. You may obtain these filings from the SEC’s web site at http://www.sec.gov. You may also obtain, free of charge, copies of our annual report, quarterly reports, current reports, and amendments to these reports, through our website at http://www.humboldtbancorp.com. These reports are available through our website as soon as reasonably practicable after they are electronically filed with the SEC. In addition, all of our SEC filings since November 14, 2002 were made available on our website within two days of filing with the SEC.

General

      Humboldt Bancorp (“Humboldt”) is a California corporation incorporated in January 1995. Humboldt is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. As of December 31, 2002, Humboldt had total assets of $1.0 billion, total net loans of $749 million, total deposits of $840 million and total shareholders’ equity of $78 million. For the year ended December 31, 2002, Humboldt reported net income of $12.3 million, or $0.94 per diluted share. Humboldt’s principal operating subsidiary is Humboldt Bank (“Bank”), which was founded in 1989 and operates under a charter issued by the State of California. During 2002, Humboldt merged its subsidiaries, Tehama Bank, Capitol Valley Bank and Capitol Thrift & Loan, into the Bank.

      Bancorp Financial Services, Inc. (“BFS”) is a subsidiary of Humboldt that was founded jointly by Humboldt and Tehama Bancorp in 1996. Upon the completion of the merger with Tehama Bancorp in March 2001, BFS became a wholly-owned subsidiary of Humboldt. BFS was classified as a discontinued operation during 2001 and the final wind-down of its operations was completed during the second quarter of 2002. Additional information regarding BFS is contained under the heading “Bancorp Financial Services — Discontinued Operations” later in this Report.

      Humboldt also has three subsidiaries formed for the sole purposed of issuing Trust Preferred Securities. Further information regarding Trust Preferred Securities is included in Note 10 to the Financial Statements.

      Humboldt Bank has one subsidiary, HB Investment Trust, which was formed in December 2001 as a Real Estate Investment Trust (“REIT”) organized under the laws of the State of Maryland. Humboldt Bank owns all of the outstanding common stock of HB Investment Trust and is the sole contributor of real estate assets. HB Investment Trust is included in the consolidated financial statements.

      All of Humboldt’s subsidiaries are listed in Exhibit 21 of this Report.

Recent Developments

      On March 13, 2003, the Bank completed the sale of its proprietary merchant bankcard operations to an affiliate of First National Bank Holding Company (“FNB”) for $32 million in cash. Humboldt expects to recognize an after-tax gain of approximately $18 million in connection with this sale during the first quarter of 2003. Under the terms of the agreement, FNB has entered into a five-year lease for approximately 18,000 square feet of office space in a building owned by the Bank. In addition, the Bank will continue to provide FNB with sponsorship to VISA and Mastercard for a period of up to six months after closing, with FNB providing full indemnification for any losses incurred. At the point FNB no longer requires sponsorship by the Bank, approximately $12 million of deposits associated with merchant loss reserves will be transferred to a financial institution selected by FNB.

      On January 2, 2003, the Bank completed the sale of the deposits, assets and certain other liabilities of its branches in Lancaster and Riverside, California to Silvergate Bank. There was no premium received on the deposits sold and no material gain or loss was recorded in connection with the transfer of the other assets and liabilities.

Mergers & Acquisitions

      On March 9, 2001, Humboldt acquired, for approximately 4.4 million shares of common stock and $220,000 in cash, all of the outstanding common stock of Tehama Bancorp (“Tehama”), a one-bank holding company, based in Red Bluff, California. Each share of Tehama common stock was converted into and exchanged for 1.775 shares of Humboldt common stock. The cash consideration represented payment to Tehama shareholders who exercised their dissenters’ rights. This merger was accounted for as a pooling of interests and, accordingly, all financial information contained in this Report is has been restated to reflect the combination of Humboldt and Tehama for all periods presented.

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

Market Area and Competition

      The market for banking and bank-related services is highly competitive. The Bank actively competes in its various market areas, which are principally in non-metropolitan areas of Northern California, with other providers of deposit and credit services. These competitors include other commercial banks, savings banks, savings and loan associations, credit unions, mortgage companies, and brokerage firms. The following table displays the market share percentage and rank for total deposits in each county where the Bank has operations. The table also indicates the ranking by deposit size in each of the local markets. All information in the table was obtained from the Federal Deposit Insurance Corporation (“FDIC”) Summary of Deposits as of June 30,

2002 (the most recent available information). Markets where the Bank has ceased operations since June 30, 2002 are not shown.

County	Market Share	Market Rank

Butte	1.9%	10

Fresno	0.2%	21

Glenn	20.0%	3

Humboldt	35.1%	1

Mendocino	3.0%	8

Napa	0.8%	14

Placer	1.7%	13

Shasta	2.2%	9

Tehama	22.0%	2

Trinity	23.8%	2

      In California, major banks and large regional banks generally dominate the commercial banking industry. By virtue of their larger capital bases, such institutions have substantially greater lending limits than those of Humboldt, as well as more locations, more products and services, greater economies of scale and greater ability to make investments in technology for the delivery of financial services.

Lending and Credit Functions

      The Bank makes both secured and unsecured loans to individuals, firms, and corporations. Secured loans include first and second real estate mortgage loans. The Bank also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 2002, consumer, real estate construction, real estate mortgage, and commercial & industrial loans represented approximately 10%, 17%, 57%, and 16% respectively, of the total loan portfolio. Specific risk elements associated with each of the lending categories include, but are not limited to:

Commercial & Industrial — Industry concentrations; inability to monitor the condition of collateral (inventory, accounts receivable and vehicles); lack of borrower management expertise, increased competition; use of specialized or obsolete equipment as collateral; insufficient cash flow from operations to service debt payment.

Real estate-construction — Inadequate collateral and long-term financing agreements.

Real estate mortgage — Changes in local economy affecting borrower’s employment; insufficient collateral value due to decline in property value.

Consumer — Loss of borrower’s employment; changes in local economy; the inability to monitor collateral (vehicles, boats, and mobile homes).

      Inter-agency guidelines adopted by federal bank regulators mandate that financial institutions establish real estate lending policies with maximum allowable real estate loan-to-value limits, subject to an allowable amount of non-conforming loans as a percentage of capital. The Bank has adopted the federal guidelines as the maximum allowable limits; however, policy exceptions are permitted for real estate loan customers with strong financial credentials.

     Credit Policy

      The current lending policy of the Bank is to make loans primarily to persons who reside, work, or own property in their primary market areas. Unsecured loans are generally made only to persons who maintain depository relationships with the Bank. Secured loans are made to persons who are well established and have net worth, collateral, and cash flow to support the loan. Exceptions to the policy are permitted on a case-by-case basis and require the approving officer to document in writing the reason for the exception. Policy exceptions made for borrowers whose total aggregate loans exceed the approving officer’s credit limit must be submitted to the Chief Credit Officer or the Bank Board of Directors for approval, depending upon the size of the loan. The Bank provides each lending officer with written guidelines for lending activities. Lending authority is delegated by the Board of Directors of the Bank to Chief Credit Officer and other loan officers, each of whom is limited in the amount of secured and unsecured loans which he or she can make to a single borrower or related group of borrowers. Loans in excess of individual officer credit authority must either be approved by a senior officer with sufficient approval authority or be approved by the Loan Committee of the Bank’s Board of Directors.

     Loan Review and Allowance for Loan Loss Methodology

      The Credit Administration Department of the Bank reviews, or engages an independent third party to review, the Bank’s loan portfolio on a periodic basis to determine any weaknesses in the portfolio and to assess the general quality of credit underwriting. The results of the reviews are presented to the Chief Credit Officer and the Audit Committee. If an individual loan or credit relationship has a weakness identified during the review process, the risk rating of the loan, or all loans comprising a credit relationship, will be downgraded to a classification that most closely matches the current risk level. The review process also provides for the upgrade of loans that show improvement since the last review. Since each loan in a credit relationship may have a different credit structure, collateral, and other secondary source of repayment, different loans in a relationship can be assigned different risk ratings.

      During 2002, the Bank’s risk rating system was expanded from 8 grades to 9 grades in order to provide for a more efficient detection of deterioration in borrower financial condition. Grades 1 through 5 are considered “pass,” or very acceptable credit quality that does not require special monitoring. Grades 6 through 9 are indicative of higher risk loans that require a greater level of management’s attention. The entire 9-grade rating scale provides for a higher numeric rating for increased risk. For example, a risk rating of 1 is the least risky of all credits and would be typical of a loan that is 100% secured by a deposit account(s) at the Bank. The four credit ratings that require special management attention are:

6 (Special Mention) — A loan that exhibits potential credit weaknesses or adverse trends in borrower financial condition that requires additional close monitoring by management. Operational cash flow insufficient to service the debt and collateral values with narrow, but sufficient, liquidation margins.

7 (Substandard) — A loan that is inadequately protected by borrower net worth, cash flow capacity or collateral value. Substandard loans typically have one or more well-defined weaknesses.

8 (Doubtful) — A specific weaknesses characterized by Substandard where there is no strong secondary source of repayment and collection or liquidation in full is unlikely. Insufficient information exists to determine the amount of potential loss.

9 (Loss) — Same characteristics as Doubtful; however, probability of either partial or full loss is certain and can be reasonably estimated. Loans classified as such are generally recommended for charge-off immediately even though there is some potential for future recovery.

      The Bank performs a quarterly analysis to determine the adequacy of the Allowance for Loan Losses (“ALL”). The ALL analysis segregates the loan portfolio into 19 different categories based on type of loan. These categories include commercial construction, agricultural, government guaranteed, commercial real estate and consumer loans. First, all loans in each category are assigned a reserve factor of between 0% and 4.0% based on the inherent risk level of the category and the Bank’s loss experience. Next, loans graded 8 or higher in each category are assigned reserve factors based on the inherent risk level of the category and the Bank’s loan loss experience:

Loan Grade	Range of Reserve Factors

7	11% to 15%

8	44% to 49%

9	96% to 100%

      All loans graded 5 or 6 are assigned an additional reserve factor of 0.125% and loans past due 30 days or more are assigned an additional reserve factor of 0.25%. The aggregation of each of the components above provides for the analytical required reserve for each category. Combining the results of the analytical required reserve calculation for all 19 loan categories provides the total required ALL.

      Humboldt’s ALL methodology provides for the establishment of specific reserves, based upon the present value of future cash flows discounted at the loan’s effective rate, the loan’s observable market price, or the fair value of collateral if the loan is collateral dependent.

      There is no current process used to measure or adjust for differences between the loss factors for adversely classified loans used in the ALL analysis and actual losses charged to the ALL. The difference between the actual ALL (as presented in the consolidated financial statements) and the allocated ALL represents the unallocated ALL. The unallocated ALL provides for coverage of credit losses inherent in the loan portfolio but not provided for in the ALL analysis. The unallocated ALL as of December 31, 2002 was approximately $1.2 million, or 11% of the total ALL.

      The ALL represents Humboldt’s estimate of the probable losses that have occurred as of the date of the financial statements, as further described in Note 1 in the Notes to the Consolidated Financial Statements. Management believes that the ALL was adequate as of December 31, 2002. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALL which could result in additional charges to the provision for loan losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan losses in future periods if the results of their review warrant.

      The Securities and Exchange Commission Staff Accounting Bulletin No. 102 “Selected Loan Loss Allowance Methodology and Documentation Issues” (“SAB No. 102”) was released on July 10, 2001. It expresses the staff’s views on the development, documentation, and application of a systematic methodology as required by Financial Reporting Release No. 28, “Accounting for Loan Losses by Registrants Engaged in Lending Activities,” for determining the ALL in accordance with general accepted accounting principles. In particular, SAB No. 102 focuses on the documentation the Securities and Exchange Commission staff would normally expect registrants to prepare and maintain in support of the ALL. Management believes that Humboldt’s process for determining the adequacy of the ALL is consistently followed and supported by written documentation, policies and procedures.

Merchant Bankcard Services

      In 1993, Humboldt established a merchant credit and debit card processing operation (“Merchant Bankcard Services”). Since that time, the operation has grown steadily both in volume and scope of activities. In general, Merchant Bankcard Services operations involve collecting funds for, and crediting the accounts of, merchants for sales of merchandise and services to credit and debit card customers. Merchant Bankcard Services specializes in providing processing for first time merchants and small-to medium-sized merchants in the retail, telephone, mail order and Internet commerce industries.

      While these merchants vary in size, Humboldt’s average typical merchant generates approximately $60,000 in annual processing transaction volume. For the year ended December 31, 2002, no single merchant accounted for more than .5% of total gross processing volume. At December 31, 2002, Merchant Bankcard Services provided processing services to approximately 103,000 merchants.

      During the second quarter of 2002, Humboldt conducted a strategic review of its Merchant Bankcard Services and the risks and rewards associated with the business in general. The review concluded that Humboldt’s long-term shareholder value would be maximized by reducing the Company’s overall risk profile through the strategic sale its Merchant Bankcard Services and refocusing efforts on community banking. In July 2002, Humboldt entered into a definitive agreement for the sale of its proprietary Merchant Bankcard Services to iPayment Holdings, Inc. This agreement was subsequently terminated by iPayment Holdings. On February 3, 2003, the Bank entered into a definitive agreement with a recently formed affiliate of First National Bank Holding Company called Humboldt Merchant Services, LP, for the sale of the proprietary

Merchant Bankcard Services. This transaction was completed on March 13, 2003, and the Bank received cash consideration of $32 million. As of the closing date, Humboldt Merchant Services, LP assumed all liability for transactions processed on or before the closing date. Accordingly, the Bank no longer has an exposure to losses related to the proprietary portfolio.

     Independent Service Organization Processing

      Humboldt markets its Merchant Bankcard Services through independent service organizations (“ISOs”). Since the VISA and Mastercard association rules only provide membership to financial institutions, ISOs must be affiliated with a sponsor financial institution in order to be involved in the processing of credit and debit card transactions. In most cases, ISOs solicit merchant accounts and perform the customer service and collection function, while Humboldt provides the accounting and credit underwriting function. For these functions, Humboldt receives an average processing fee of approximately 0.10%. Under the terms of the ISO agreements, Humboldt is indemnified against loss by the ISO.

      As of December 31, 2002, Humboldt provided ISO processing for three organizations. The aggregate number of merchants covered under these agreements was approximately 90,000 at December 31, 2002. For the year ended December 31, 2002, Humboldt processed approximately $5 billion of ISO merchant transactions. As part of the decision to sell the Proprietary business, Humboldt also decided to exit the ISO processing upon expiration of the existing contracts. Subsequent to December 31, 2002, one of the ISO agreements was terminated and approximately 41,000 merchant accounts were transferred to another sponsor financial institution. Although the two remaining ISO sponsorships expire in September 2003 and March 2004, respectively, Humboldt expects that these ISOs will transfer their merchant accounts to another sponsor institution prior to the termination date.

      In connection with the sale of the Proprietary portfolio, Humboldt will provide ISO sponsorship for a period not to exceed six months in order to provide sufficient time for Humboldt Merchant Services, LP to arrange for an orderly transfer of the merchant accounts. Under the terms of the agreement, Humboldt Merchant Services, LP indemnifies Humboldt for any losses incurred in connection with merchant accounts acquired from Humboldt or added subsequent to closing.

     Merchant Bankcard Services Risks

      There are unique risks associated with processing merchant credit and debit card transactions. Many of the merchants accept consumers’ credit card numbers over the telephone and Internet. There are no signed drafts and the entire process is handled electronically. Since consumers find these transactions easier to dispute than transactions involving signed drafts, the charge-back rates for services provided over the telephone and through the Internet are generally higher. Humboldt views its risk management and fraud avoidance practices as integral to its operations and overall success because of potential liability for merchant fraud, charge backs and other losses. While the first time and small to medium sized merchants may be potentially profitable accounts, they are by definition high risk because of the lack of business experience and consequently require close monitoring. In connection with the sale of Humboldt’s proprietary portfolio, the buyer assumed responsibility for all charge-backs received after the closing date.

      For ISO merchants, risk is mitigated by requiring merchant reserves and by ISO reserves and guarantees. Reserves are demand deposit or time deposit account balances with minimum required balances established by withholding a percentage of processing volume.

      In the event a consumer is dissatisfied with the merchandise or service, in general, a merchant must accept a charge-back for a period of 120 days. The merchant’s checking account is debited with the charge-back if sufficient funds exist; otherwise, the merchant’s reserve funds are debited. If a merchant’s reserves are insufficient to fund the charge-back and an ISO is involved, Humboldt looks to the applicable and available guarantee, if any, of the ISO. If the merchant’s reserve is exhausted and either (i) an ISO is involved but no guarantee is applicable or available, or (ii) no ISO is involved, Humboldt uses its internal reserves to fund the charge-back. Humboldt had $68 million of deposit accounts related to merchant reserves as of December 31, 2002. Substantially all of the merchant deposits account balances were in demand deposit accounts.

      An allowance for losses is maintained in connection with Humboldt’s merchant bankcard processing activities. An analysis of the adequacy of the allowance is performed on a quarterly basis. The analysis assigns risk factors to processing volumes for each ISO and the Proprietary portfolio, based on the financial strength of the ISO, loss experience, merchant charge-back experience and other factors. At December 31, 2002, the total allowance for merchant losses was $2.7 million.

     Association Risks

      Merchant bankcard processing services are highly regulated by credit card associations such as VISA and Mastercard. In order to participate in the credit card programs, Humboldt must comply with the credit card association’s rules and regulations, which may change from time to time. There is no guarantee that the credit card associations will not, at some future point, adopt more restrictive rules that could adversely impact Humboldt.

      The association membership rules also provide the right for the association to levy a charge to all member banks in the event there is a major loss within the association network. The loss would be allocated to all member banks based on the percentage of transaction processing performed by each member bank. The ability to mitigate this risk is beyond Humboldt’s control.

ATM Funding

      In 1996, Humboldt began its automated teller machine (“ATM”) funding operation by sponsoring ISOs that place and service ATMs in various public places such as restaurants, convenience stores, and gas stations. ATM networks require each ATM ISO to be sponsored by a chartered financial institution. Humboldt sponsors these companies and provides cash for their ATMs under a contractual agreement in exchange for a fee. Tehama Bank, prior to its acquisition by Humboldt, also was active in ATM Funding and after completion of the merger continued to provide ATM funding. During the fourth quarter of 2001, Humboldt determined that an ATM ISO had stolen approximately $5.0 million that was provided for funding ATMs. Subsequently, law enforcement authorities recovered approximately $3.6 million of the cash. A loss of $1.4 million before tax was recorded in connection with the theft in 2001. Humboldt is pursuing insurance claims against bond coverage provided by the ATM ISO and also under the Bank’s financial institution bond and other insurance policies provided by the ATM ISO.

      In light of the cash theft and related loss, management reevaluated the financial risks and rewards associated with ATM Funding and determined that alternative uses of the ATM funding cash, such as funding loans, would provide a more acceptable risk-adjusted return to Humboldt. Accordingly, a decision was made during the first quarter of 2002 to begin the process of exiting the ATM Funding business. This process was completed during the third quarter of 2002.

      In December 2002, Humboldt agreed to pay an ATM ISO $250,000 in order to settle a legal claim in connection with termination of the ATM ISO agreement. Humboldt received a full and unconditional release from the ATM ISO. There were no other pending or threatened legal disputes related to the ATM funding operation as of December 31, 2002.

Asset/ Liability Management

      Humboldt’s Asset/ Liability Management Committee (“ALCO”) is composed of the Chief Financial Officer, Treasurer, Chief Credit Officer, President and one board member. The ALCO meets periodically and is charged with managing the assets and liabilities of the Banks. The committees attempt to manage asset growth, liquidity, and capital to maximize income and manage interest rate risk. The ALCO directs Humboldt’s acquisition and allocation of funds. A more comprehensive discussion of Humboldt’s Asset/ Liability Management and interest rate risk is contained in the Management’s Discussion and Analysis (Part II, Item 7) section of this report under the heading “Quantitative and Qualitative Disclosures About Market Risk.”

Investment Policy

      Humboldt’s investment policy is to maximize income consistent with liquidity, asset quality and regulatory constraints and is reviewed annually by the Board of Directors. Individual transactions, portfolio composition, and performance are also reviewed and on a regular basis by the Board of Directors. Humboldt’s Chief Financial Officer administers the policy and reports information to the Board of Directors on a quarterly basis concerning sales, purchases, maturities and calls, resultant gains or losses, average maturity, and market appreciation or depreciation by major investment type.

Bancorp Financial Services — Discontinued Operations

      Bancorp Financial Services, Inc. (“BFS”) was originally capitalized in 1996 with $2,000,000 contributions from both Humboldt Bancorp and Tehama Bancorp. Upon the completion of the Tehama Bancorp merger in March 2001, Humboldt became the sole shareholder of BFS. During the first quarter of 2001, Humboldt’s Board of Directors completed a strategic review of BFS, which principally acquired and serviced small ticket leases on a nationwide basis. This review was initiated in response to a number of factors, including the increased regulatory burden associated with BFS being a wholly owned subsidiary after completion of the Tehama Bancorp merger, future capital needs of BFS to support its growth and reliance upon the lease-backed securities market for liquidity. As a result of this review, Humboldt adopted a plan to discontinue the operations of BFS by sale and engaged an investment banking firm to facilitate the sale during the first quarter of 2001. A valuation reserve of $700,000, net of tax, was recorded during the first quarter of 2001 based on an estimate of the value of BFS as a going concern.

      During the second quarter of 2001, Humboldt was notified by the investment banker that the prospects for the sale of BFS as a going concern were unlikely. In response, Humboldt adopted a plan to wind-down the operations of BFS in an orderly manner. This plan included the immediate termination of all lease and loan acquisition activities. In connection with the wind-down plan, Humboldt recognized a loss on discontinued operations, net of tax, of $13.5 million during the second quarter of 2001. For the year ended December 31, 2001, Humboldt recognized a total net loss on discontinued operations of $14.0 million.

      During the first and second quarters of 2002, the wind-down of the BFS operations was completed, including the sale of all remaining financial assets. A loss on discontinued operations of $276,000 was recognized during the second quarter of 2002.

      The operating results of BFS are included, net of tax, in the income statement as income (loss) from discontinued operations. Additional information on BFS is contained in Note 3 in the Notes to the Consolidated Financial Statements.

Economic Conditions, Government Policies and Legislation

      Humboldt’s profitability is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received on interest-earning assets, such as loans and investment securities, comprise the major portion of Humboldt’s earnings. These rates are highly sensitive to many factors that are beyond the control of Humboldt, such as inflation, recession and unemployment. The impact which future changes in domestic and foreign economic conditions might have on Humboldt cannot be predicted.

      The results of operations of Humboldt are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve to control inflation and combat economic recession include open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and income of Humboldt. Changes in monetary policy could have an adverse effect on loan demand, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans, and Humboldt’s condition and results of operations in general and, as a result, on the market value of the Humboldt’s common stock.

      In late 2000 and continuing into 2001, the State of California was subject to a deterioration in the ability of major utilities to provide energy for the State’s needs. These shortages resulted in increased costs and, during the summer of 2001, “rolling blackouts” during which electric service was interrupted in some areas for short periods. Although conservation efforts and increased generation capacity have alleviated electricity shortages, there is no assurance that future energy shortages will not have a significant adverse impact on the California economy. In early 2003, the State of California also announced a budget deficit of approximately $35 billion and plans to curtail spending in order to close the budget gap. Although Humboldt is not directly dependent upon funding from the State of California, a further deterioration in the State’s financial condition could have an adverse impact on the prospects for continued economic growth and development.

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

      On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, also referred to as Financial Services Modernization Act. The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve member banks with firms “engaged principally” in specified securities activities; and Section 32, which restricts officer, director or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial services providers by revising and expanding the Bank Holding Company Act of 1956 (“BHCA”) framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Generally, the Financial Services Modernization Act:

•	Repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial services providers;

•	Provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

•	Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

•	Provides an enhanced framework for protecting the privacy of consumer information;

•	Adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

•	Modifies the laws governing the implementation of the Community Reinvestment Act, sometimes referred to as CRA; and

•	Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

      In order for a company to take advantage of the ability to affiliate with other financial services providers, it must become a “Financial Holding Company” as permitted under an amendment to the BHCA. To become a Financial Holding Company, a company would file a declaration with the Federal Reserve Board, electing to engage in activities permissible for Financial Holding Companies and certifying that the company is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed. In addition, the Federal Reserve Board must also determine that each of a holding company’s insured depository institution subsidiaries has at least a “satisfactory” CRA rating. Humboldt does not have any current plans to apply for Financial Holding Company status.

      Under the Financial Services Modernization Act, federal banking regulators adopted rules that limit the ability of financial institutions to disclose non-public information about customers to third parties not affiliated with the financial institution. Under the privacy rules, which became effective in July 2001, financial institutions must provide notices to customers about their privacy policy (describing the conditions under which nonpublic personal information is disclosed), annual notices of their privacy policy to current customers and a reasonable means for customers to “opt out” of having their personal information disclosed to third parties. These privacy provisions will affect how consumer information is transmitted through financial institutions and conveyed to outside vendors. Management does not believe that compliance with privacy rules will have a material impact on Humboldt’s results of operations.

      President Bush signed the USA Patriot Act of 2001 (“Patriot Act”) on October 26, 2001. This legislation was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement and the intelligence communities’ ability to work together to combat terrorism on a variety of levels. The potential impact of the Patriot Act on financial institutions is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

(1) Due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.

(2) Standards for verifying customer identification at account opening.

(3) Rules to promote cooperation among financial institutions, regulators, and law enforcement entities to assist in the identification of parties that may be involved in terrorism or money laundering.

(4) Reports to be filed by nonfinancial trades and business with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000.

(5) The filing of suspicious activities reports by securities brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

      Until all new regulations, rules or standards have been developed; Humboldt is not able to predict the impact of such law on its financial condition or results of operations at this time.

Supervision and Regulation of Humboldt

      Humboldt and the Bank are extensively regulated under both federal and state laws and regulations. These laws and regulations are primarily intended to protect depositors, not shareholders. The following information describes statutory or regulatory provisions affecting Humboldt and the Banks.

      The regulations of the Federal Reserve Board, the FDIC, and the California Department of Financial Institutions govern most aspects of Humboldt’s and the Banks’ businesses and operations, including, but not limited to, the scope of its business, investments, reserves against deposits, the nature and amount of any collateral for loans, the time of availability of deposited funds, the issuance of securities, the payment of dividends, bank expansion and bank activities, including real estate development and insurance activities, and the making of periodic reports. Various consumer laws and regulations also apply to the Banks. The Federal Reserve, the FDIC, and the California Department of Financial Institutions have broad enforcement powers over depository institutions, including the power to prohibit a bank from engaging in business practices which are considered to be unsafe or unsound, to impose substantial fines and other civil and criminal penalties, to terminate deposit insurance, and to appoint a conservator or receiver under a variety of circumstances. The Federal Reserve Board also has broad enforcement powers over bank holding companies, including the power to impose substantial fines and other civil and criminal penalties.

     Regulation of Bank Holding Companies

      Humboldt is a registered bank holding company subject to regulation by the Board of Governors of the Federal Reserve System under the BHCA. Humboldt is required to file financial information with the Federal Reserve periodically and is subject to periodic examination by the Federal Reserve. The BHCA requires every bank holding company to obtain the Federal Reserve’s prior approval before (1) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (2) it or any of its non-bank subsidiaries may acquire all or substantially all of the assets of a bank; and (3) it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities. This prohibition does not apply to activities listed in the BHCA or found by the Federal Reserve, by order or regulation, to be closely related to banking or managing or controlling banks such as data processing, loan servicing, and brokerage services.

     Federal Deposit Insurance

      The Federal Deposit Insurance Corporation insures deposits of federally insured banks, savings banks, savings associations and thrifts and safeguards the safety and soundness of the banking industry. Two separate insurance funds are maintained and administered by the FDIC. In general, bank deposits are insured through the Bank Insurance Fund (“BIF”). Deposits in savings associations are insured through the Savings Association Insurance Fund (“SAIF”). A SAIF member may merge with a bank as long as the acquiring bank continues to pay the SAIF insurance assessments on the deposits acquired. Humboldt Bank pays SAIF insurance assessments on deposits acquired in branch acquisitions.

      The amount of FDIC assessments paid by each member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. The assessment rate currently ranges from $0.00 to $0.27 per $100.00 of deposits. At December 31, 2002, the Bank was classified in a manner that the assessment rate was zero.

      The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis in order to manage the BIF and SAIF to prescribed statutory target levels. During the fourth quarter of 2001 and first quarter of 2002, published reports indicated that the BIF was likely to fall below the statutory target of 1.25% of insured deposits during 2002 because of a recent increase in the number of bank failures and growth in bank deposits. This would require the FDIC to increase the assessment rate for BIF member banks. Although the amount of any increase is not currently known, if the BIF remains under the prescribed statutory target for one year all member banks will be charged $0.23 per $100.00 of deposits. For Humboldt, this would represent an additional pre-tax expense of approximately $2 million annually. An increase in the assessment rate could have a material adverse effect Humboldt’s earnings, depending on the amount of the increase.

      All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the fourth quarter of 2001 at approximately $.0184 per $100 annually for assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

      The FDIC may terminate the deposit insurance of any insured depository institution if it determines that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed in writing by, or pursuant to written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. The termination of deposit insurance for any or all of the Banks could have a material adverse effect on Humboldt’s results of operations and liquidity due to the likelihood that substantial deposit withdrawal activity would occur.

     Capital Adequacy Guidelines

      The FDIC has adopted regulations implementing the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, which place financial institutions in the following five categories based upon capitalization ratios: (1) a “well capitalized” institution has a total risk-based capital ratio of at least 10%, a Tier One risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an “adequately capitalized” institution has a total risk- based capital ratio of at least 8%, a Tier One risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an “undercapitalized” institution has a total risk-based capital ratio of under 8%, a Tier One risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a “significantly undercapitalized” institution has a total risk-based capital ratio of under 6%, a Tier One risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a “critically undercapitalized” institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital.

      Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. An insured depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan, for the plan to be accepted by the applicable federal regulatory authority. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized and requirements to reduce total assets. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator, generally within 90 days of the date on which they become critically undercapitalized.

      Humboldt believes that at December 31, 2002, the Bank had sufficient capital to qualify as “well capitalized” under the regulatory requirements. Further detail on regulatory capital ratios is included in Note 20 of the Notes to the Consolidated Financial Statements.

     Limits on Dividends and Other Payments

      Humboldt initiated the payment of a quarterly cash dividend during the second quarter of 2002, and paid total cash dividends of $0.07 per share. Humboldt’s ability to obtain funds for the payment of cash dividends, if any, and for other cash requirements is dependent on the amount of dividends that may be declared by the Bank. California bank law provides that dividends may be paid from the lesser of retained earnings or net income of the bank for its last three years. Further, a California-chartered bank may not declare a dividend without the approval of the California Department of Financial Institutions if the total of dividends and distributions declared in a calendar year exceeds the greater of the bank’s retained earnings or net income for its last fiscal year or its current fiscal year. The Bank’s ability to pay dividends may also be limited by capital adequacy guidelines of the FDIC. Moreover, regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends if payment of dividends would constitute an unsafe and unsound banking practice.

      The Federal Reserve Board’s policy statement governing payment of cash dividends provides that Humboldt should not pay cash dividends on common stock unless (i) net income for the past year is sufficient to fully fund the proposed dividends and (ii) the prospective rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

     Community Reinvestment Act

      Under the Community Reinvestment Act of 1977 (“CRA”) and implementing regulations of the banking agencies, a financial institution has a continuing and affirmative obligation (consistent with safe and sound operation) to meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that the institution believes are best suited to its particular community. The CRA requires that bank regulatory agencies conduct regular CRA examinations and provide written evaluations of institutions’ CRA performance. The CRA also requires that an institution’s CRA performance rating be made public.

      Although CRA examinations occur on a regular basis, CRA performance evaluations are used principally in the evaluation of regulatory applications submitted by an institution. CRA performance evaluations are considered in evaluating applications for such things as mergers, acquisitions and applications to open new branches. As of the last CRA exam in October 2000, the Bank had a rating of “outstanding.”

     State Regulation

      As California-chartered institutions, the Bank is subject to regular examination by the California Department of Financial Institutions. State regulation affects the operation of the Bank with regard to deposits, mortgage lending, investments and other activities. State regulation may contain limitations on an institution’s activities that are in addition to limitations imposed under federal law. State regulation also contains many provisions that are consistent with federal law.

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

Employees

      At December 31, 2002, Humboldt employed a total of 443 full-time equivalent employees. None of Humboldt’s employees are represented by a collective bargaining group, and management considers its relations with its employees to be good. Information regarding employment contracts for Humboldt’s executive officers is contained in the Proxy Statement for the 2003 Annual Meeting.

Item 2.	Properties

      The executive offices of Humboldt are located at 2998 Douglas Boulevard, Suite 330, Roseville, California. Humboldt leases this office space. The Bank conducts business from 19 facilities, all of which are in a good state of repair and appropriately designed for use as banking facilities. The Bank provides services conducts operational functions at 22 locations, of which 12 locations are owned and 10 are leased.

      Note 19 to Humboldt’s Consolidated Financial Statements contains additional information about properties.

Item 3.	Legal Proceedings

      In the ordinary course of business, various claims and lawsuits are brought by and against Humboldt. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the consolidated financial condition or results of operations of Humboldt.

Item 4.	Submission of Matters to a Vote of Security Holders.

      There were no submissions of matters to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

      Humboldt’s common stock is traded on the Nasdaq National Market System (“NASDAQ”) under the symbol “HBEK.” The table below reflects the high and low closing sales prices for Humboldt’s common stock as reported by NASDAQ. As of December 31, 2002, there were 100,000,000 and 20,000,000 shares, respectively, of Humboldt common stock and preferred stock authorized for issuance, of which 12,604,157 shares of common stock and no shares of preferred stock were outstanding.

      The stock prices below have been adjusted to reflect the 6-for-5 stock split issued in August 2002 and the 10% stock dividend issued in June 2001.

			Cash
Quarter Ended	High	Low	Dividend

December 31, 2001	$6.18	$4.86	$0.000

September 30, 2001	$6.42	$5.21	$0.000

June 30, 2001	$6.63	$5.56	$0.000

March 31, 2001	$7.89	$5.84	$0.000

December 31, 2002	$12.22	$9.23	$0.025

September 30, 2002	$15.24	$10.42	$0.025

June 30, 2002	$11.81	$6.94	$0.021

March 31, 2002	$7.36	$5.45	$0.000

      As of December 31, 2002 there were approximately 1,443 shareholders, not including those held in street name by brokerage firms. As of December 31, 2002, a total 1,598,948 options and warrants for Humboldt Bancorp common stock were outstanding.

      The payment of future dividends is at the discretion of the board of directors and subject to a number of factors, including results of operations, general business conditions, capital requirements, general financial condition, and other factors deemed relevant by the board of directors. Further, our ability to issue cash dividends is subject to meeting certain regulatory requirements. See “Supervision and Regulation of Humboldt Bancorp.”

Item 6.	Selected Consolidated Financial Data.

Humboldt Bancorp

	1998	1999	2000	2001	2002

	In thousands, except per share data

Interest income	$37,354	$39,251	$59,516	$66,165	$64,345

Interest expense	13,357	13,455	24,882	28,341	17,637

Net interest income	23,997	25,796	34,634	37,824	46,708

Provision for loan losses	3,237	2,371	2,535	2,903	3,321

Non-interest income	14,713	18,661	22,864	29,727	26,147

Non-interest expense	26,640	34,007	41,483	50,343	52,558

Merger-related expense	—	—	—	3,531	—

Income before income taxes	8,833	8,079	13,480	10,774	16,976

Income taxes	3,369	2,753	4,453	3,789	4,437

Net income from continuing operations	5,464	5,326	9,027	6,985	12,539

Income (loss) on discontinued operations, net of tax	561	894	(7)	(13,994)	(276)

Net income (loss)	$6,025	$6,220	$9,020	$(7,009)	$12,263

Year End

Assets	$519,757	$635,770	$852,900	$958,917	$1,031,550

Earning assets	454,747	548,919	738,466	842,514	942,321

Loans, net of allowance for losses	305,048	368,148	575,142	654,567	749,034

Deposits	464,208	567,097	712,807	807,086	840,427

Stockholders’ equity	$45,559	$52,143	$71,839	$64,582	$77,848

Shares outstanding	10,209	10,661	12,346	12,530	12,604

Average

Assets	$487,060	$565,228	$768,229	$916,067	$983,510

Earning assets	435,483	495,498	672,737	801,462	893,263

Loans	296,384	331,551	503,877	616,159	711,842

Deposits	401,961	507,894	673,012	778,220	805,958

Stockholders’ equity	$42,308	$48,150	$62,551	$68,040	$71,081

Basic shares outstanding	10,725	11,049	12,037	12,464	12,503

Diluted shares outstanding	11,520	11,736	12,689	12,996	13,049

Per Share Data

Basic earnings	$0.56	$0.56	$0.75	$(0.56)	$0.98

Diluted earnings	0.52	0.53	0.71	(0.54)	0.94

Basic earnings — continuing operations	0.51	0.48	0.75	0.56	1.00

Diluted earnings — continuing operations	0.47	0.45	0.71	0.54	0.96

Book value	4.46	4.89	5.82	5.15	6.18

Cash dividends	$—	$—	$—	$—	$0.07

Performance Ratios

Return on average assets*	1.12%	0.94%	1.18%	1.06%	1.27%

Return on average shareholders’ equity*	12.91%	11.06%	14.43%	14.33%	17.64%

Average equity to average assets	8.69%	8.52%	8.14%	7.43%	7.23%

Efficiency ratio*	68.87%	76.11%	72.00%	73.11%	71.56%

Leverage ratio	8.58%	8.02%	8.83%	8.38%	8.73%

Net interest margin	5.51%	5.21%	5.15%	4.71%	5.23%

Non-interest revenue to total revenue	38.01%	41.98%	39.76%	44.01%	35.89%

Asset Quality

Non-performing assets	$1,708	$2,573	$4,657	$4,641	$3,703

Allowance for loan losses	$5,136	$5,502	$8,367	$9,765	$11,614

Net charge-offs	$2,177	$2,005	$1,670	$1,505	$1,472

Non-performing assets to total assets	0.33%	0.40%	0.55%	0.49%	0.36%

Allowance for loan losses to loans	1.66%	1.47%	1.43%	1.47%	1.53%

Net charge-offs to average loans	0.73%	0.60%	0.25%	0.24%	0.21%

*	Excluding impact of discontinued operations and merger-related expenses.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      At December 31, 2002, Humboldt had total consolidated assets of $1.0 billion, total net loans of $749 million, total deposits of $840 million and stockholders’ equity of $78 million. For the year ended December 31, 2002, Humboldt reported net income of $12.3 million, or $0.94 per diluted share, and net income from continuing operations of $12.5 million, or $0.96 per diluted share. The loss on discontinued operations of $276,000 after-tax, or $0.02 per diluted share, resulted from the final wind-down of Humboldt’s leasing subsidiary, discussed in detail below under the heading “Discontinued Operations” and in Note 3 of the Notes to the Consolidated Financial Statements.

      All outstanding and weighted average share amounts presented in this report have been restated to reflect the six-for-five stock split in 2002, the 10% stock dividends in 1998, 2000 and 2001, and a five-for-two stock split in 1999.

Factors That May Affect Future Results of Operations

The sale of our proprietary merchant bankcard operation will reduce net income in the short-term and strategic initiatives to replace the lost income may be inadequate

      The sale of the proprietary merchant bankcard business, which was completed on March 13, 2003, will result in a decrease in net income of approximately $4 million annually on a pre-tax basis. Humboldt has identified several key initiatives, including residential mortgage lending and new service charge structures that are expected to provide for a replacement of the lost revenue over a period of 12 to 24 months. There is no assurance that these initiatives will, individually or collectively, provide for the replacement of the lost revenue within the expected time horizon.

We may be unable to deploy the excess capital resulting from the sale of the proprietary merchant bankcard business in a timely manner

      In order to offset the reduction in earnings per share resulting from the sale of the proprietary merchant bankcard business, Humboldt’s Board of Directors approved a 1.2 million share repurchase program. There is no guarantee that sufficient shares will be available for repurchase at price levels that are acceptable or that Humboldt will be able obtain an adequate return on excess capital through other initiatives related to community banking.

The decision to exit the ISO sponsorship business will adversely impact the Bank’s liquidity and net income if core deposit growth is insufficient

      In connection with the decision to sell the proprietary merchant bankcard business, Humboldt also decided to cease its sponsorship processing for merchant bankcard ISOs as its remaining agreements expire. The principal benefit derived from the ISO sponsorship business is the use of impounded deposits held as reserves for merchant losses. As of December 31, 2002, the Bank held approximately $56 million of ISO deposits. As the ISO agreements expire between April 2003 and March 2004, the Bank will lose the related deposits and, in the short-term, need to replace them with wholesale funding to the extent that core deposit growth is not sufficient to cover the outflow. Although current market rates for wholesale borrowings are at historic lows, the cost of replacing the merchant deposits will result in increased interest expense.

Potential deterioration of local economic conditions could hurt our profitability

      The Bank’s operations are located in California, and substantially all of the outstanding loans and commitments are to businesses and individuals located in Northern California. As a result of this geographic concentration, the Bank’s financial results depend largely upon economic conditions in these areas. Adverse local economic conditions in California, and, in particular, Northern California, may have a greater adverse effect on our financial condition through reduced growth prospects and potentially higher credit losses than if the Bank’s operations were more geographically diverse.

Plans to convert to a new core bank processing system will increase operating expenses and may strain human resources and possibly result in service disruptions

      In November 2002, the Bank entered into an agreement with Information Technology, Inc. for the purchase of hardware and software that will replace the Bank’s current core processing system, to upgrade the Bank’s computer network architecture and to install new equipment for imaging and processing checks. The total cost of this upgrade is approximately $4.5 million, which will be amortized over useful lives of between three and five years. The conversion is expected to be completed by July 2003.

      Although significant preparation and planning are being conducted, including the engagement of experienced consultants and the performance of “mock” conversions, the possibility exists that the conversion will not go as planned. This could result in degraded customer service levels. A significant or prolonged disruption in service levels resulting from core processing conversion problems could result in the loss of customers and have an adverse impact on the Bank’s results of operations and liquidity.

Our effective tax rate may increase if the California Tax Code is changed

      In December 2001, the Bank formed a Real Estate Investment Trust (“REIT”) subsidiary, HB Investment Trust (“HBIT”). The Bank owns 100% of the voting stock of HBIT and is the sole contributor of assets, which consist entirely of real estate secured loans originated and serviced by the Bank. Although HBIT was formed to provide flexibility in raising capital through the issuance of preferred stock, no issuance of preferred stock was made as of December 31, 2002 for the purposes of raising capital. The Bank also benefits from a reduction in state income tax expense, since any consent dividends paid by HBIT to the Bank are not subject to state income tax. For 2002, this resulted in a tax expense reduction of approximately $1 million. In the event the California State Tax Code is amended to eliminate the exemption for consent dividends paid by a REIT, the Bank would have a higher effective tax rate and increased state tax expense.

Changes in the method of accounting for stock options will reduce our net income and earnings per share

      In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation, an Amendment of SFAS No. 123 in an effort to encourage the recognition of compensation expense for the issuance of stock options. Humboldt adopted SFAS No. 148 effective January 1, 2003 using the prospective application method. Under this method, the compensation expense and related tax benefit associated with stock option grants issued on or after January 1, 2003 will be recognized in the income statement. The unvested portion of stock option grants issued before January 1, 2003 will continue to be accounted for under APB No. 25. SFAS No. 148 also requires new pro forma disclosures regarding the cost of stock options not accounted for under APB No. 25.

      The adoption of SFAS No. 148 will reduce Humboldt’s net income and earnings per share. The future amount of this reduction is dependent upon a number of factors, including the number of options granted and certain variables used in determining the “fair value” of each option granted under the “Black-Scholes” model. These variables include the volatility of Humboldt’s stock price, Humboldt’s dividend yield, market interest rates and the expected life of the options. The actual compensation ultimately realized by option holders is determined at the time of exercise based on the differential between the option exercise price and the current market value of Humboldt stock.

      The historical cost of options granted, although not recognized in the income statement, is presented in Note 1 of the Notes to the Consolidated Financial Statements and is calculated in the same manner as if such expense were recognized in the income statement in accordance with SFAS No. 148.

The Bank faces strong competition

      In recent years, competition for bank customers, the source of deposits and loans, has greatly intensified. This competition includes:

•	Large national and super-regional banks, which have well-established branches and significant market share in many of the communities we serve;

•	Finance companies, investment banking and brokerage firms, and insurance companies that offer bank-like products;

•	Credit unions, which can offer highly competitive rates on loans and deposits because they receive tax advantages not available to commercial banks;

•	Government-assisted farm credit programs that offer competitive agricultural loans;

•	Other community banks, including start-up banks, which can compete with us for customers who desire a high degree of personal service;

•	Technology-oriented financial institutions including large national and super-regional banks offering on-line deposit, bill payment, and mortgage loan application services.

      Other existing single or multi-branch community banks, or new community bank start-ups, have marketing strategies similar to Humboldt’s. These other community banks can open new branches in the communities in which we serve and compete directly for customers who want the high level of service community banks offer. Other community banks also compete for the same management personnel and the same potential acquisition and merger candidates in Northern California.

      Historically, insurance companies, brokerage firms, credit unions and other non-bank competitors have less regulation than banks and can be more flexible in the products and services they offer. Under the Financial Services Modernization Act of 1999, most separations between banks, brokerage firms and insurance companies were eliminated, which has increased competition.

Summary of Critical Accounting Policies

      The SEC recently issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Humboldt’s significant accounting policies are described in Note 1 in the Notes to the Consolidated Financial Statements. Not all of these critical accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management believes that the following policies could be considered critical within the SEC’s definition.

Reserves and Contingencies

      Humboldt must manage and control certain inherent risks in the normal course of its business. These include, credit risk, fraud risk, operations and settlement risk, and interest rate risk. Humboldt has established reserves for risk of losses, including loan losses, tax contingencies and merchant bankcard losses. The allowance for loan losses represents Humboldt’s estimate of the probable losses that have occurred as of the date of the financial statements, as further described in Note 1 in the Notes to the Consolidated Financial Statements. Management believes that Humboldt has appropriately accrued for tax exposures. The allowance for merchant bankcard losses represents Humboldt’s estimate of probable losses that have occurred as of the date of the financial statements

      If Humboldt prevails in a matter for which an accrual has been established or is required to pay an amount exceeding recorded reserves, the financial impact will be reflected in the period in which the matter is resolved.

Derivative Financial Instruments

      Humboldt has a policy that provides for the use of derivative financial instruments to hedge interest rate risk. This policy permits the use of interest rate swap, cap and floor contracts to hedge specific interest rate risk exposures as part of Humboldt’s asset/liability management process. This policy limits the notional amount of total derivative financial instruments to 15% of total assets. Notes 1 and 11 in the Notes to Consolidated Financial Statements contains additional information on accounting policies related to derivative financial instruments.

Discontinued Operations/ Off-Balance Sheet Financing

      During the first quarter of 2001, Humboldt classified its leasing subsidiary, BFS, as a discontinued operation upon adoption of a plan to sell the subsidiary. During the second quarter of 2001, it was determined that a sale of BFS was unlikely and the plan was modified to wind-down the operations of BFS. Management believes that the wind-down of BFS meets the requirements for classification as a discontinued operation. Note 3 in the Notes to the Consolidated Financial Statements contains additional information about Discontinued Operations.

      Prior to its classification as a discontinued operation, BFS formed three subsidiaries that were not consolidated on the financial statements of BFS or Humboldt. These subsidiaries are commonly referred to as special purpose entities, or SPEs. As of December 31, 2002, only two subsidiaries were not consolidated. Both of the remaining unconsolidated subsidiaries are considered “qualifying” SPEs that were formed for the sole purpose of issuing lease-backed notes to institutional investors. Additional information on these SPEs is provided in Note 3 in the Notes to the Consolidated Financial Statements.

Revenue recognition

      Humboldt’s primary sources of revenue are interest income from loans and investment securities and fees received in connection with providing merchant bankcard processing services. Interest income is recorded on an accrual basis. Note 1 in the Notes to the Consolidated Financial Statements contains an explanation of the process for determining when the accrual of interest income is discontinued on impaired loans and under what circumstances loans are returned to an accruing status. Merchant bankcard revenue is recorded on a cash basis.

      An additional source of revenue for Humboldt is related to the gains recorded in connection with the sale of the guaranteed portion of certain SBA loans for which Humboldt retains the right to service the loans. Recording of such gains involves the use of estimates and assumptions related to the expected life of the loans and future cash flows. Notes 1 and 7 in the Notes to the Consolidated Financial Statements contains additional information regarding Humboldt’s accounting policy for revenue recorded in connection with the sale of loans. SBA loan servicing rights are based upon estimates and are subject to the risk of prepayments and market value fluctuation.

Accounting for Stock-Based Compensation

      For all years presented in the Consolidated Financial Statements, Humboldt accounted for stock options under the provisions APB No. 25. Accordingly, no compensation expense related to the issuance of stock options is reflected in the income statements. Pro forma disclosures of the impact of compensation expense (and related tax benefit) associated with stock options are included in Note 1 in the Notes to the Consolidated Financial Statements.

Business Segments

      SFAS No. 131 requires disclosure of key financial information as measured by management in assessing performance of Humboldt’s key business segments, Commercial Banking and Merchant Bankcard Services. The disclosures related to the results for these lines of business are included in Note 23 in the Notes to the Consolidated Financial Statements.

Summary of Recent Accounting Pronouncements

      In August 2001, the FASB issued SFAS No. 144, which replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The primary objectives of this Statement are to develop one accounting model, based upon the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and to address significant implementation issues. This Statement requires that long-lived assets being disposed of be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The provisions of this Statement were effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The effect of this Statement on Humboldt’s financial condition and results of operations, and with respect to the accounting for Humboldt’s discontinued leasing operations, was not material.

      In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. These rescissions eliminate the requirement to report gains and losses from the extinguishment of debt as an extraordinary item, net of related income tax effect, and are effective for fiscal years beginning after May 15, 2002. This Statement also amends SFAS No. 13, Accounting for Leases, and requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback. This amendment is effective for transactions occurring after May 15, 2002. Finally, this Statement amends several pronouncements to make technical corrections to existing authoritative pronouncements. The effect of this Statement on Humboldt’s financial condition and results of operations was not material

      In July 2002, the FASB issued SFAS No. 146, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This Statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. Management does not expect this Statement to have a material impact on Humboldt’s financial condition or results of operations.

      In December 2002, the FASB issued SFAS No. 148, which provides three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the impact on reported financial results. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. This Statement is effective for fiscal and interim periods ending after December 15, 2002. Humboldt has elected to adopt the prospective transition method effective January 1, 2003 and, accordingly, compensation expense will be recognized for any stock options granted on or after that date. The unvested portion of stock options granted prior to January 1, 2003 will continue to be accounted for under the provisions of APB Opinion No. 25. Management does not expect this Statement to have a material impact on Humboldt’s financial condition or results of operations in 2003. Since the method of determining the value of stock options prescribed under SFAS No. 123 is based on a valuation model that relies upon factors that are beyond Humboldt’s control, such as stock price volatility and market interest rates, Management is not able to accurately predict the cost of options that may be granted in the future and the resulting impact on Humboldt’s financial condition and results of operations. Additional information regarding stock options is contained in Notes 1 and 17 of the Notes to the Consolidated Financial Statements and in Humboldt’s 2003 Proxy Statement.

      In November 2002, the FASB issued FIN 45, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of these recognition provisions will result in recording liabilities associated with certain guarantees provided by the Bank, including standby letters of credit. The disclosure requirements of this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Management does not expect this Interpretation to have a material impact on Humboldt’s financial condition or results of operations.

      In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin (“ARB”) 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. Management is currently assessing the impact of FIN 46, and does not expect this Interpretation to have a material impact on Humboldt’s financial condition or results of operations. The Bank has investments in two limited partnerships that operate qualified multi-family affordable housing projects and generate tax credits. The Bank’s interest in these partnerships was approximately $945,000 at December 31, 2002. The assets and liabilities of these partnerships consist primarily of apartment complexes and related debt. The Bank accounts for the investments under the equity method, and therefore the carrying value approximates its underlying equity in the net assets of the partnerships. Management believes that these two limited partnerships could be defined as variable interest entities and, therefore, be required to consolidate for all reporting periods after June 15, 2003. Additional information regarding investments in limited partnerships is provided in Note 1 of the Notes to the Consolidated Financial Statements.

Income Statement Summary

      For the year ended December 31, 2002, net income was $12.3 million, or $0.94 per diluted share, and net income from continuing operations was $12.5 million, or $0.96 per diluted share. The results of continuing operations produced a return on average assets of 1.27% and a return on average shareholders’ equity of 17.6%. For 2001, Humboldt recognized a net loss of $7.0 million, or $0.54 per diluted share, and net income from continuing operations of $7.0 million, or $0.54 per diluted share. The loss from discontinued operations for 2001 was related to the wind-down of Humboldt’s leasing subsidiary, and totaled $14.0 million, or $1.08 per diluted share. The results of continuing operations for 2001 reflect the impact of certain expenses associated with Humboldt’s merger with Tehama Bancorp. Excluding these costs on an after-tax basis, the net income from continuing operations for 2001 was $9.7 million. Net income and net income from continuing operations for 2000 were both $9.0 million, or $0.71 per diluted share.

Net Interest Income

      Net interest income is the most significant source of Humboldt’s operating income. Net interest income for 2002 totaled $46.7 million, an increase of $8.9 million, or 23%, over 2001. Net interest income for 2001 totaled $37.8 million, an increase of $3.2 million, or 9% over 2000.

      The banking industry uses two key ratios to measure relative profitability of net interest revenue. The net interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. The interest rate spread ignores the beneficial impact of non-interest bearing deposits and capital, and provides a direct perspective on the effect of market interest rate movements. The net interest margin is defined as net interest income as a percent of total average earning assets, which includes the positive impact of obtaining a portion of the funding for earning assets with non-interest bearing deposits and capital.

      Table 1 presents, for the years indicated, condensed average balance sheet information for Humboldt, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities.

Table 1 — Average Rates and Balances

	Year ended December 31, 2000			Year ended December 31, 2001			Year ended December 31, 2002

		Interest	Average		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

	(Dollars in thousands)

Interest-earning assets:

Loans	$503,877	$48,562	9.64%	$616,159	$55,971	9.08%	$711,842	$56,010	7.87%

Investment securities:

Taxable securities	110,809	7,664	6.92%	111,825	7,125	6.37%	153,025	6,871	4.49%

Nontaxable securities(1)	31,529	1,557	4.94%	30,131	1,571	5.21%	27,293	1,425	5.22%

Interest on deposit in other banks	738	49	6.64%	1,270	30	2.36%	1,103	39	3.54%

Federal funds sold	25,784	1,684	6.53%	42,077	1,468	3.49%	—	—	—

Total interest-earning assets(2)	672,737	$59,516	8.85%	801,462	$66,165	8.26%	893,263	$64,345	7.20%

Cash and due from banks	46,737			59,658			51,787

Premises and equipment, net	13,976			19,043			17,086

Loan loss allowance	(7,721)			(9,371)			(10,569)

Other assets	42,500			45,275			31,943

Total assets	$768,229			$916,067			$983,510

Interest-bearing liabilities:

Interest-bearing checking & savings accounts	$182,240	$4,596	2.52%	$251,780	$6,513	2.59%	$306,147	$3,362	1.10%

Time deposit and Ira accounts	318,750	18,558	5.82%	341,677	18,690	5.47%	277,847	10,270	3.70%

Borrowed funds	22,642	1,728	7.63%	49,104	3,138	6.39%	81,218	4,005	4.93%

Total interest-bearing liabilities	523,632	$24,882	4.75%	642,561	$28,341	4.41%	665,212	$17,637	2.65%

Noninterest-bearing deposits	172,022			184,762			221,964

Other liabilities	10,024			20,704			26,005

Total liabilities	705,678			848,027			913,181

Stockholders’ equity	62,551			68,040			70,329

Total liabilities & stockholders equity	$768,229			$916,067			$983,510

Net interest income		$34,634			$37,824			$46,708

Net Interest Spread			4.10%			3.85%			4.55%

Average yield on average earning assets(1)			8.85%			8.25%			7.20%

Interest expense to average earning assets			3.70%			3.54%			1.97%

Net interest margin(3)			5.15%			4.71%			5.23%

(1)	Tax-exempt income has not been adjusted to its tax-equivalent basis. Net interest margin on a fully taxable basis, for 2000, 2001 and 2002 was 5.26%, 4.81%, and 5.31% respectively.

(2)	Nonaccrual loans are included in the average balance.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.

      Humboldt’s net interest margin for 2002 was 5.23%, an increase of 52 basis points over 2001. This was a result of a combination of factors that allowed the cost of interest bearing liabilities to be reduced by 176 basis points, while the yield on average earning assets declined by only 106 basis points. After an evaluation was conducted during the fourth quarter of 2001, management decided to stop offering premium rate certificates of deposit at certain branches that had historically obtained most of their funding by that method. As a result of this change, a substantial portion of the premium rate certificates of deposit did not remain with the Bank after maturity and average certificates of deposit outstanding for 2002 decreased by approximately $64 million, or 19%, from the prior period. This outflow was funded principally by a reduction in federal funds sold from an average outstanding balance of $42 million in 2001 to zero in 2002, and a combination of long and short-term FHLB borrowings. Management also aggressively lowered rates on interest bearing transaction accounts during 2002, resulting in a reduction in the average rate paid by 149 basis points from the prior year, while short-term market rates remained relatively flat until November 2002.

      The reduction in the average yield on earning assets for 2002 was partially mitigated by the initiation of a hedging strategy during the first quarter of 2002, proactive management of the Bank’s investment securities portfolio and disciplined loan pricing. The hedging strategy involved utilizing interest rate swap contracts to synthetically convert $50 million of the Bank’s loan portfolio from floating to fixed rates. For 2002, the interest income on loans reflects $695,000 related to the loan portfolio hedging contracts, resulting in an increase in the average yield on loans of approximately 10 basis points. During the second quarter of 2002, management conducted a comprehensive review of the Bank’s securities portfolio, of which over one-third of the investments are mortgage-related (see Note 4 of the Notes to the Consolidated Financial Statements for additional information). This review resulted in the sale of approximately $41 million of securities which management believed would not perform well under the expected market rate environment. A like amount of similar securities was purchased to replace those sold, with an increased duration of approximately 3 years, allowing for an improvement in the overall yield on investment securities. The loan pricing discipline utilized by Humboldt includes negotiating for a risk-appropriate rate on all loans, including caps and floors on adjustable rate loans when possible, and using market-based tools to establish target rates on fixed rate loans of three years or more.

      During 2001, the Federal Reserve lowered short-term market interest rates a record 11 times, reducing the target federal funds rate by 475 basis points over the course of the year. Humboldt’s margin for 2001 was 4.71%, a decrease of 44 basis points from 2000. The average yield on earning assets declined by 59 basis points during 2001, principally due the downward repricing of Humboldt’s adjustable rate loans, which lowered the average yield on loans by 56 basis points, cash flows from investment securities reinvested at lower market rates, and a 63% increase in the average federal funds sold balance at an average rate of 304 basis points lower than 2000. During the first three quarters of 2001, management did not aggressively lower the offering rates on certificates of deposit or rates paid on interest bearing transaction accounts given the level of uncertainty with respect to potential customer reaction. As a result, the average cost of interest bearing liabilities declined by only 34 basis points during 2001. As described above, a more aggressive position with respect to deposit rates was adopted during the fourth quarter of 2001 and full year 2002.

      The most significant impact on Humboldt net interest income between periods is derived from the interaction of changes in the volume of and rate earned or paid on interest-earning assets and interest-bearing liabilities. The volume of interest-earning asset dollars in loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in the net interest income between periods. Table 2 sets forth, for the years indicated, a summary of the changes in net interest income due to changes in average asset and liability balances (volume) and changes in average interest rates (rate). Changes in interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Table 2 — Rate/ Volume Analysis

	2001 compared to 2000			2002 compared to 2001
	Increase/(Decrease)			Increase/(Decrease)
	in interest income and expense			in interest income and expense
	due to changes in			due to changes in

	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in thousands)

Interest Income Attributable To:

Loans	$10,199	$(2,790)	$7,409	$7,529	$(7,490)	$39

Investment securities	(24)	(501)	(525)	1,702	(2,102)	$(400)

Balance due from banks	13	(32)	(19)	(5)	14	$9

Federal funds sold	568	(784)	(216)	—	(1,468)	$(1,468)

Total increase(decrease)	10,756	(4,107)	6,649	9,226	(11,046)	(1,820)

Interest Expense Attributable To:

Interest-bearing checking & savings accts	1,799	118	1,917	597	(3,748)	(3,151)

Time Deposits & IRA accounts	1,254	(1,122)	132	(2,389)	(5,852)	(8,241)

Borrowed Funds	1,691	(281)	1,410	1,533	(845)	688

Total increase(decrease)	4,744	(1,285)	3,459	(259)	(10,445)	(10,704)

Total Change in Net Interest	$6,012	$(2,822)	$3,190	$9,485	$(601)	$8,884

Provision for Loan Losses

      The provision for loan losses was $3.3 million in 2002, compared with $2.9 million in 2001 and $2.5 million in 2000. As a percentage of average outstanding loans, the provision for loan losses recorded for 2002 was 0.47% of average loans, a decrease of three basis points over 2001 and 2000. Net loan charge-offs as a percentage of average outstanding loans for 2002 were 0.21%, compared with 0.24% for 2001 and 0.33% for 2000. The increase in the provision for loan loss in 2002 is primarily attributed to growth in the loan portfolio and management’s concern about the increased potential for deterioration of real estate values in the Bank’s principal market areas. The provision for loan losses is based on management’s evaluation of inherent risks in the loan portfolio and the corresponding analysis of the allowance for loan losses. Additional discussion on loan quality and the allowance for loan losses is included in the Asset Quality section of this Report.

Non-interest Income

      Non-interest income is a significant source of revenue for Humboldt, representing 28%, 31%, and 29% of total revenue for the years ended December 31, 2000, 2001, and 2002, respectively. Total non-interest income for 2002 was $26.1 million, a decrease of $3.6 million, or 12%, from 2001. Non-interest income for 2001 was $29.7 million, an increase of $6.9 million, or 30%, over 2000. Table 3 presents the components of non-interest income for 2000, 2001, and 2002.

Table 3 — Non-interest income

	Years Ended December 31,

	2000	2001	2002

	(Dollars in thousands)

Fees and Other Income:

Merchant credit card processing fees	$12,316	$16,484	$16,916

Lease residuals and rentals	927	832	405

Credit card program fees	259	252	29

Fees for customer services	449	992	684

Earnings on life insurance	433	875	814

ATM Funding Income	3,081	2,983	825

Loan and lease servicing fees	552	363	(413)

Other (none exceeding 1% of revenues)	1,037	1,950	798

	19,054	24,731	20,058

Service charges on deposit accounts	3,236	3,521	3,030

Net gain on sale of loans	691	1,269	2,172

Net investment securities (loss)/gain	(117)	206	887

Total Other Income	$22,864	$29,727	$26,147

      Merchant bankcard revenue has been Humboldt’s largest source of non-interest income. Merchant bankcard revenue for 2002 totaled $16.9 million, an increase of $432,000, or 3%, over 2001. Merchant bankcard revenue for 2002 included $1 million related to a fee paid by iPayment Holdings, Inc. during the fourth quarter related to iPayment’s decision to terminate a definitive agreement for the purchase of Humboldt’s proprietary merchant bankcard business. Also during the fourth quarter of 2002, Humboldt recognized a reduction in merchant bankcard revenue when approximately $773,000 was paid to certain independent contractors in consideration for the elimination of any future residual commissions. Following a modification of the terms of an agreement with a merchant processing ISO, Humboldt recorded merchant bankcard revenue of $3.6 million during 2001. The agreement, which was negotiated as part of Humboldt’s ongoing merchant services risk management process, provided for payment of this non-recurring fee in consideration for providing the ISO with the ability to transfer processing of its merchant accounts to another financial institution. On March 13, 2003, Humboldt completed the sale of its proprietary merchant bankcard business as described in Note 25 of the Notes to the Consolidated Financial Statements.

      A significant source of non-interest income for Humboldt is service charges and fees on deposit accounts. Total deposit service charges and fees for 2002 were $3.0 million, as compared with $3.5 million in 2001 and $3.2 million 2000. Fees related to Humboldt’s ATM funding operation were $3.1 million, $2.9 million, and $825,000 for 2000, 2001, and 2002, respectively. During the first quarter of 2002, Humboldt conducted an evaluation of the risk-return relationship of ATM funding in light of a $1.4 million pre-tax loss recorded during the fourth quarter 2001 in connection with the theft of ATM cash. Management has decided that alternative uses of the ATM funding cash, such as funding loans, would provide a more acceptable risk-adjusted return. Accordingly, the ATM funding operation was terminated during the third quarter of 2002. In 2002, the amount of ATM funding income included in service charges was reclassified separately to ATM funding income for consistency of presentation.

      Net gains on the sale of loans, which include residential real estate and SBA loans, totaled $691,000, $1.3 million, and $2.2 million for years ended December 31, 2000, 2001, and 2002 respectively. Loans sold totaled $63 million, $130 million, and $273 million for years ended December 31, 2000, 2001, and 2002, respectively. The increases during 2001 and 2002 are principally attributable to growth in the Bank’s SBA lending division, which is currently ranked among the top originators in Northern California. The Bank also generally sells the guaranteed portion of SBA loans and retains the servicing, with the capitalized value of the servicing asset included as part of the gain on sale. A valuation allowance of approximately $600,000 was recorded during the fourth quarter of 2002 based on the fair value of the SBA servicing asset. No valuation allowance was recorded at December 31, 2001.

      During the third quarter of 2002, the Bank sold its residential mortgage loan servicing portfolio to a third party for cash consideration of $2.4 million. The Bank recognized a loss, net of selling-related costs, of approximately $259,000 in connection with this sale. Subsequent to the sale, the Bank adopted a program whereby the residential mortgage loans are sold on a “servicing released” basis.

      During 2002, the Bank’s branch facilities in Loleta and Willow Creek, California were sold and an aggregate loss of $130,000 was recognized. The Loleta branch was permanently closed and customer accounts transferred to the Fortuna branch. The sale of the Willow Creek facility included a leaseback of a portion of the building, which continues to serve as a branch office. During 2001, a building that served as the administrative office for Capitol Thrift & Loan was sold as the operation was being consolidated. A gain of $615,000 was recognized in connection with the sale.

Non-Interest Expense

      Total non-interest expense for 2002 was $52.6 million, a decrease of $1.3 million, or 2%, from 2001. The primary reasons for this decrease were the recognition of approximately $3.5 million of expenses related to the Tehama merger and a $1.4 million loss related to the theft of ATM cash recognized during 2001. Non-interest expense for 2001 was $53.9 million, an increase of $12.3 million, or 30% over 2000. This increase is principally attributed to the merger-related expenses and theft loss described above, recognition of a full-year of expenses related to Capitol Thrift & Loan (which was acquired in April 2000), and staff and facilities additions to facilitate growth of Humboldt’s Bank and Merchant Bankcard operations.

      Table 4 presents the components of non-interest expense for the years ended December 31, 2000, 2001 and 2002.

Table 4 — Non-interest expense

	Years Ended December 31,

	2000	2001	2002

	(Dollars in thousands)

Salaries and employee benefits	$21,662	$25,612	$25,247

Net occupancy and equipment expense	5,039	5,875	6,492

Merchant credit card program	4,733	5,599	6,393

Professional and other outside services	1,871	2,609	3,954

Stationery, supplies and postage	1,160	1,588	1,572

Telephone and travel	1,260	1,534	1,756

Amortization of core deposit intangible	684	876	565

Data processing and ATM fees	565	874	801

Advertising	473	531	580

Other (none exceeding 1% of revenues)	4,036	5,245	5,198

Merger related items	—	3,531	—

Total expenses	$41,483	$53,874	$52,558

      Salaries and employee benefits were relatively unchanged from 2001 to 2002. Increased healthcare insurance costs and merit increases were offset by staffing reductions realized through completion of the Tehama merger integration and bank charter consolidation initiative. Salary and employee benefit expense increased by $4.0 million, or 18%, during 2001. This increase is principally attributable to an increase in the accrual for certain employment contracts that provide two executives with a phantom equity ownership in the Bank’s proprietary merchant bankcard operation, staff additions to accommodate growth, increased healthcare insurance costs, and the acquisition of Capitol Thrift & Loan (9 months of expense recognized in 2000 versus 12 months in 2001).

      Net occupancy and equipment expense increased by $617,000, or 11%, from 2001 to 2002. This increase is principally attributable to premises and equipment related expenses associated with Humboldt’s operations center facility in Eureka, California. This facility, and related equipment assets, was placed into service during the first and second quarters of 2001 and, consequently, a full year of expense was recognized in 2002. This increase in occupancy and equipment related expense of $836,000, or 17%, from 2000 to 2001 was principally attributable to increased costs associated with the Eureka operations center and recognition of a full-year of occupancy expense related to the Capitol Thrift & Loan facilities.

      Merchant bankcard expense increased by $794,000, or 14% during 2002 and $866,000, or 18%, during 2001. The increase for 2002 is principally attributable to growth in transaction processing volumes and increased amortization expense related to a merchant portfolio acquired during the third quarter of 2001. The increase for 2001 is principally attributable to growth in transaction processing volumes.

      Professional and other outside services expense for 2002 was $4.0 million, an increase of $1.3 million, or 52%, over 2001. The increase is due primarily to professional fees associated with the formation of HB Investment Trust, professional fees related to the bank charter consolidation initiative, legal fees associated with the planned sale of the merchant processing division, increased accounting fees associated with the restatement of Humboldt’s financial results for 1999 through 2001, and legal expenses related to ATM-related litigation that was settled during the fourth quarter of 2002. Management does not expect these expenses to be of a recurring nature.

      During the first quarter of 2001, Humboldt incurred $3.5 million of expenses in connection with the completion and integration of the merger with Tehama Bancorp. Table 5 sets forth the major components of the merger-related charge.

Table 5 — Merger-related items

Dollars in thousands

Severance & related	$655

Professional fees	1,664

Fixed asset disposals	441

System conversions	262

Other	509

Total	$3,531

      Significant steps were taken during 2002 to improve Humboldt’s operating efficiency. The consolidation of bank charters, which was completed during the second quarter of 2002, resulted in a reduction of board-related expense of approximately $500,000. Further, significant steps were taken during 2002 to rationalize the Bank’s franchise footprint, resulting in the closure of branches in Covina, Lodi, Loleta and San Diego and the sale of branches in Lancaster and Riverside. Annual operating expense savings in excess of $500,000 is expected in connection with these sales and closures. Humboldt’s efficiency ratio for 2002 was 71.56%, an improvement of 155 basis points from 2001.

Income Taxes

      Humboldt’s effective income tax rate as a percentage of pre-tax income for 2002 was 26.1%, as compared to 35.2% in 2001 and 33.0% in 2000. The effective tax rates were below the expected statutory federal rate of 34.0% and the state franchise tax rate of 7.1% (net of the federal benefit), principally, because of exemptions for Enterprise Zone loans for state tax purposes, exemptions for municipal obligations for federal purposes, exemptions for municipal obligations for federal purposes, low income housing tax credits, bank owned life insurance and other permanent differences. The decrease in the effective tax rate during 2002 was due in part to a reduction in the state franchise tax resulting from the formation of and contribution of assets to HB

Investment Trust, a real estate investment trust (“REIT”) subsidiary of the Bank. The increase in the effective tax rate for 2001 was due to the tax treatment of certain merger-related expenses, which were not deductible.

Balance Sheet Overview

      Total assets at December 31, 2002 were $1.03 billion, an increase of $73 million, or 8%, from year-end 2001. Total assets at December 31, 2001 were $959 million, an increase of $106 million, or 12%, from the prior year-end. Most of the asset growth experienced during 2002 and 2001 was in loans, which grew by $96 million and $81 million, respectively.

Investment Securities

      The composition of Humboldt’s investment securities portfolio reflects management’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of interest income. The investment securities portfolio also provides a means of balance with respect to interest rate and credit risk inherent in the loan portfolio, while providing a vehicle for the investment of available funds, a source of liquidity (by pledging as collateral or through repurchase agreements) and collateral for certain public funds deposits.

      Humboldt’s investment securities portfolio is managed based on a “total return” concept, that takes into consideration the yield on individual securities and the market value appreciation under various interest rate scenarios at specified future time horizons. The portfolio has, historically, been comprised principally of mortgage-related securities (generally about two-thirds of the total) and bank-qualified municipal obligations. The mortgage-related securities include both pooled mortgage-back issues and high-quality CMO structures, with an average duration in the range of three to five years. These mortgage-related securities provide yield spread to US Treasury or Agency securities; however, the cash flows arising from them can be volatile (even in the best structures) due to refinancing of the underlying mortgage loans. The historically low mortgage interest rates experienced during 2002 resulted in the acceleration of cash flows from the mortgage-related securities, which were then reinvested in similar securities at current market rates. The structure of most of the mortgage-related securities provides for minimal extension risk in the event of increased market rates.

      During both 2002 and 2001, management actively reviewed the investment securities portfolio on a regular basis in light of declining market interest rates, the shape of the yield curve, and Humboldt’s comprehensive asset/liability management program. As a result of these reviews, certain securities were sold during 2002 and 2001 that, in management’s opinion, were unlikely to perform well given expected market rates. The proceeds received in connection with the sales were used to purchase additional securities of approximately the same amount as those sold.

      During the fourth quarter of 2002, a single $15 million short-term US Agency security was purchased to provide as collateral for Humboldt’s ISO merchant processing through VISA. Management expects the collateral obligation will expire during the second quarter of 2003 in connection with the termination of a specific ISO processing agreement. Equity securities at December 31, 2002 consisted principally of stock in the Federal Home Loan Bank of San Francisco. Humboldt did not have any corporate debt obligations as of December 31, 2002. Other securities at December 31, 2002 included a $3 million Class-C lease-backed obligation issued by an affiliate of Bancorp Financial Services, Inc. in March 2000 for which there is no active market. No cash flows of principal or interest have been received for this security since the second quarter of 2001, when certain technical defaults required the redirection of all cash flows to the senior tranche holders until they are paid in full, and no interest has been accrued since that time. Management expects that the underlying collateral will provide for the return of the principal balance of this security by December 31, 2005.

      At December 31, 2002, the fair value of Humboldt’s investment securities totaled $181 million, an increase of $9 million, or 5%, over the prior year-end. All investment securities were classified as “available for sale” at December 31, 2002 and 2001. The difference between the fair value and amortized cost is recorded, net of tax, in the Other Comprehensive Income section of stockholders’ equity. Table 6 provides information as to the composition of Humboldt’s investment portfolio at December 31, 2000, 2001 and 2002.

Table 6 — Investment securities composition*

	December 31, 2000			December 31, 2001			December 31, 2002

		Approx			Approx			Approx
	Amortized	Market	%	Amortized	Market	%	Amortized	Market	%
	Cost	Value	Yield	Cost	Value	Yield	Cost	Value	Yield

	(Dollars in thousands)
U.S. Treasury and agencies

Three months or less	—	—	—	$1,000	$1,008	6.17%	—	—	—

Three to twelve months	$1,512	$1,512	5.51%	—	—	—	$16,714	$16,734	1.54%

One to three years	10,506	10,418	6.58	1,525	1,560	4.27	1,044	1,072	3.19

Three to five years	—	—	—	247	244	4.27	544	562	3.62

Five to fifteen years							546	558	3.83

CMO and MBS

Three months or less	342	341	7.49	656	658	5.78	—	—	—

Three to twelve months	12,136	12,133	6.45	21,547	21,910	5.17	—	—	—

One to three years	32,116	33,216	6.62	37,682	38,155	5.51	—	—	—

Three to five years	16,918	17,451	6.60	45,892	45,439	5.19	5,967	6,212	5.83

Five to fifteen years	15,008	13,860	6.89	21,434	21,227	6.29	96,746	99,199	3.55

Over fifteen years	—	—	—	3,627	3,327	7.26	17,896	18,108	4.51

Obligations of political subdivisions

Three months or less	430	430	6.82	720	720	8.27	—	—	—

Three to twelve months	264	270	8.65	1,047	1,068	8.96	593	604	7.73

One to three years	1,627	1,683	7.90	2,289	2,409	9.02	3,064	3,180	8.05

Three to five years	6,057	6,258	7.79	3,220	3,281	7.35	1,320	1,416	7.02

Five to fifteen years	21,674	22,407	7.62	18,692	19,362	8.29	21,936	23,573	7.73

Over fifteen years	3,327	3,530	7.99	3,304	3,342	8.09	1,482	1,594	8.02

Corporate debt & other securities

Three months or less	1,304	1,304	5.25	—	—	—	—	—	—

Three to twelve months	—	—	—	—	—	—	—	—	—

One to three years	5,552	5,693	7.77	—	—	—	3,031	2,911	0.00

Three to five years	4,116	4,167	9.02	6,931	6,611	10.34	—	—	—

Five to fifteen years	3,876	3,981	7.49	569	577	6.36	—	—	—

Over fifteen years	—	—	—	625	625	7.80	—	—	—

Equity securities	731	731	6.83	950	950	5.00	5,748	5,748	0.89

Total securities	$137,496	$139,385	6.97%	$171,957	$172,473	6.16%	$176,631	$181,471	3.95%

*	Weighted average yields are stated on a federal tax-equivalent basis of 34%, and have been annualized, where appropriate.

Loans

      Total loans at December 31, 2002 were $762 million, an increase of $98 million, or 15%, over the prior year-end. On an average basis, total loans outstanding during 2002 were $712 million, an increase of $96 million, or 16%, over 2001. The loan growth experienced during 2002 and 2001 is attributed to the generally strong economic conditions in Humboldt’s principal market areas, some of which are among the fastest-growing areas in the state of California.

      Humboldt’s loan portfolio consists of commercial real estate, residential real estate, commercial & industrial and consumer loans. While no specific industry concentration is considered significant, Humboldt’s lending operations are dependent on the local economy. Accordingly, a downturn in the regional economy could adversely impact Humboldt’s borrowers. This could, in turn, reduce the demand for loans, adversely impact the borrowers’ abilities to repay their loans and cause collateral values to decline.

      Table 7 presents the composition of Humboldt’s loan portfolio at the dates indicated.

Table 7 — Loan portfolio composition

	As of December 31,

	1998		1999		2000		2001		2002

Type of Loan	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

	(Dollars in thousands)

Real estate secured loans:

Construction	$29,541	9.68%	$31,153	8.46%	$43,597	7.58%	$65,021	9.97%	$129,075	17.26%

Residential	73,899	24.23	80,596	21.89	108,411	18.85	109,559	16.80	105,647	14.13

Commercial & agricultural	91,979	30.15	125,702	34.14	273,047	47.47	316,571	48.54	343,957	46.00

Total real estate loans	195,419	64.06	237,451	64.50	425,055	73.90	491,151	75.31	578,679	77.39

Commercial	56,661	18.57	63,940	17.37	80,508	14.00	103,421	15.86	121,538	16.26

Lease financing	18,612	6.10	23,414	6.36	15,818	2.75	4,633	0.71	2,387	0.32

Installment and Other	41,833	13.71	49,822	13.53	63,601	11.06	64,394	9.87	59,144	7.91

Total loans	312,525	102.45	374,627	101.76	584,982	101.71	663,599	101.75	761,748	101.88

Less:

Deferred loan fees	(2,341)	(0.77)	(977)	(0.27)	(1,473)	(0.26)	(1,621)	(0.25)	(2,448)	(0.33)

Allowance for loan losses	(5,136)	(1.68)	(5,502)	(1.49)	(8,367)	(1.45)	(9,765)	(1.50)	(11,614)	(1.55)

Loans receivable, net	$305,048	100.00%	$368,148	100.00%	$575,142	100.00%	$652,213	100.00%	$747,686	100.00%

      Humboldt’s real estate loans are generally secured by property in Humboldt’s primary market areas. At December 31, 2002, the major components of the commercial real estate portfolio were owner-occupied office/retail (48%), non-owner occupied office/retail (27%) and lodging (10%). As of December 31, 2002, Humboldt’s 20 largest credit relationships consisted of loans and loan commitments ranging from $3.9 million to $9.3 million, with an aggregate total credit exposure of $112 million. All of these credits have been underwritten in a prudent manner and structured to minimize Humboldt’s potential exposure to loss.

      Table 8 presents the maturity distribution of Humboldt’s commercial real estate, construction real estate, residential real estate, and commercial portfolios and the sensitivity of such loans to changes in interest rates at December 31, 2002.

Table 8 — Maturity of construction/commercial RE loans

					Rate structure for
					loans maturing
	Maturity				over one year

	One year	One through	Over five		Fixed	Floating
	or less	five years	years	Total	Rate	Rate

	(Dollars in thousands)

Commercial	$107,550	$12,962	$1,026	$121,538	$10,836	$3,152

Real Estate — Construction	128,001	1,003	71	129,075	49	1,025

Total	$235,551	$13,965	$1,097	$250,613	$10,885	$4,177

Loan Servicing

      During 2002, Humboldt conducted a comprehensive review of its mortgage lending and servicing operations. As a result of this review, which analyzed the revenue and expense associated with servicing, a decision was made to discontinue the practice of selling residential mortgage loans with the servicing retained and to originate and sell all conforming loans on a servicing-released basis. In connection with this evaluation, the servicing rights associated with approximately $260 million of residential mortgage loans was sold during the third quarter of 2002 for cash consideration. A pre-tax loss of $259,000 was recognized in connection with this transaction. As of December 31, 2002, Humboldt had no servicing rights asset associated with residential mortgage loans.

      Humboldt sells the guaranteed portion of most Small Business Administration (“SBA”) loans it originates to institutional investors. However, it retains the servicing on these loans in order to generate ongoing revenues and to retain local customer relationships. During the fourth quarter of 2002, Humboldt recorded an impairment valuation reserve of approximately $600,000 in connection the SBA servicing rights asset and the carrying value of the asset was $716,000 as of December 31, 2002.

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

Asset Quality and Non-Performing Assets

      Humboldt manages asset quality and controls credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. Humboldt’s loan administration function is charged with monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. The provision for loan losses charged to earnings is based upon management’s judgment of the amount necessary to maintain the allowance at a level adequate to absorb probable losses. The amount of provision charge is dependent upon many factors including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of loan portfolio quality, general economic conditions that can impact value of collateral, and other trends. The evaluation of these factors is performed by the Bank’s Credit Administration Department through an analysis of the adequacy of the allowance for loan losses. Reviews of non-performing, past due loans and larger credits, designed to identify potential charges to the allowance for loan losses, as well as determine the adequacy of the allowance, are conducted on a quarterly basis. These reviews are performed by an independent third party and Bank staff, and consider such factors as the financial strength of borrowers, the value of the applicable collateral, loan loss experience, anticipated loan losses, growth in the loan portfolio, prevailing and anticipated economic conditions and other factors. There were no significant changes in the estimation methods and assumptions used to determine the adequacy of the allowance for loan losses during 2001 or 2002. Additional information regarding the methodology used in determining the adequacy of the allowance for loan losses in contained in Part I of this Report in the section titled “Lending and Credit Functions.”

      Non-performing loans, which include nonaccrual loans and accruing loans past due over 90 days totaled $3.6 million, or 0.48% of total loans, at December 31, 2002, as compared to $4.5 million, or 0.67% of total loans, at December 31, 2001. Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $3.7 million, or 0.36% of total assets as of December 31, 2002, compared with $4.6 million, or 0.48% of total assets as of December 31, 2001.

      Loans and leases, including impaired loans and leases, are classified as nonaccrual if collection of principal or interest is considered doubtful, generally if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans and leases are well-secured and in the process of collection. When a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed against current interest income. Depending on management’s evaluation of the borrower and loan collateral, interest on a nonaccrual loan may be recognized on a cash basis as payments are received. Loans made to facilitate the sale of other real estate are made on terms comparable to loans of similar risk. There were no commitments to lend additional funds to customers whose loans were on nonaccrual status at December 31, 2002. Table 9 summarizes Humboldt non-performing assets for each of the last five years.

Table 9 — Non-Performing Assets

	As of December 31,

	1998	1999	2000	2001	2002

	(Dollars in thousands)

Loans on nonaccrual status	$565	$1,518	$1,434	$2,915	$3,054

Loans past due 90 days or more and accruing	918	899	2,373	1,560	561

Restructured loans	—	—	—	—	—

Total nonperforming loans	1,483	2,417	3,807	4,475	3,615

Other real estate owned	225	156	850	166	88

Total nonperforming assets	$1,708	$2,573	$4,657	$4,641	$3,703

Allowance for loan losses	$5,136	$5,502	$8,367	$9,765	$11,614

Asset quality ratios:

Non-performing assets to total assets	0.33%	0.40%	0.55%	0.48%	0.36%

Non-performing loans to total loans	0.48%	0.65%	0.65%	0.67%	0.48%

Allowance for loan losses to total loans	1.66%	1.47%	1.43%	1.47%	1.53%

Allowance for loan losses to total non-performing assets	301%	214%	180%	210%	314%

      At December 31, 2002, Humboldt had approximately $12 million of loans that were not classified as non-performing but for which known information about the borrowers’ financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans. These loans were identified through the loan review process described above that provides for assignment of a risk rating based on a nine-grade scale. Based on the evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation, management does not anticipate any significant losses related to these loans. These loans are subject to continuing management attention and are considered in the determination of the allowance for loan losses. A decline in the economic conditions in Humboldt’s market areas or other factors could adversely impact individual borrowers or the loan portfolio in general. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual or transferred to other real estate owned in the future.

Allowance For Loan Losses

      The allowance for loan losses (“ALL”) totaled $8.4 million, $9.8 million, and $11.6 million as of December 31, 2000, 2001 and 2002, respectively. The ALL as a percentage of total loans was 1.43%, 1.47%, and 1.53% at December 31, 2000, 2001 and 2002 respectively. The ALL as a percentage of non-performing assets as of December 31, 2000, 2001, and 2002 was 180%, 210%, and 314%, respectively.

      Table 10 provides a summary of activity in the ALL by type of loan for the years indicated:

Table 10 — Summary of Loan Loss Experience

	1998	1999	2000	2001	2002

	(Dollars in thousands)

Balance at beginning of year	$4,076	$5,136	$5,502	$8,367	$9,765

Loans and leases charged off:

Real Estate	(141)	(67)	(65)	(33)	(50)

Commercial	(359)	(1,307)	(287)	(264)	(941)

Consumer	(25)	(30)	(28)	(534)	(641)

Lease financing	(316)	(148)	(837)	(905)	(254)

Credit card and related accounts	(1,750)	(963)	(697)	(181)	(243)

Other	(5)	—	(4)	—	(18)

Total loans and leases charged off	(2,596)	(2,515)	(1,918)	(1,917)	(2,147)

Recoveries:

Real Estate	—	98	19	11	31

Commercial	127	96	57	95	168

Consumer	8	5	6	105	267

Lease financing	24	9	7	144	154

Credit card and related accounts	257	302	159	57	42

Other	3	—	—	—	13

Total Recoveries	419	510	248	412	675

Net charge-offs	(2,177)	(2,005)	(1,670)	(1,505)	(1,472)

Changes incident to mergers	—	—	2,000	—	—

Provision charged to operations	3,237	2,371	2,535	2,903	3,321

Balance at end of year	$5,136	$5,502	$8,367	$9,765	$11,614

Ratio of net charge-offs to average loans	0.73%	0.60%	0.33%	0.24%	0.21%

Ratio of provision to average loans	1.09%	0.72%	0.50%	0.47%	0.47%

      Management believes that the ALL at December 31, 2002 is sufficient to absorb losses inherent in the loan portfolio as of that date based on the best information available. This assessment involves uncertainty and judgment; therefore, the adequacy of the ALL cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan losses in future periods if the results of their review warrant.

Deposits

      Total deposits were $840 million at December 31, 2002, an increase of $33 million, or 4%, over the prior year-end. Total average deposits for 2002 were $806 million, an increase of $28 million, or 4%, over 2001. Average demand deposit accounts were $222 million for 2002, an increase of $37 million, or 20%, over 2001. This increase is principally attributed to an increase in deposits associated with Humboldt’s ISO merchant processing business and new employee incentives designed to provide financial rewards for increasing deposit levels for existing customers. Average time deposits for 2002 were $252 million, as compared with $306 million for 2001, a decrease of $54 million, or 18%. This decrease was principally attributed to management’s decision to discontinue the offering of premium rate retail certificates of deposit at the former Capitol Thrift & Loan branches starting in the fourth quarter 2001. During 2002, the Bank experienced a reduction in such certificates of deposit of approximately $39 million. Table 11 sets forth the scheduled maturities of time deposits of $100,000 and greater at December 31, 2002.

Table 11 — Maturities of Time Deposits of $100,000 and Greater

(Dollars in thousands)

Three months or less	$31,710

Three months to six months	16,247

Six months to one year	23,340

Over one year	31,446

Total	$102,743

      As of December 31, 2002, Humboldt had $76 million of brokered certificates of deposit outstanding, most of which mature in less than one year. One brokered issuance, in the amount of $10 million, matures in June 2010. This deposit, which bears a fixed rate of 4.70%, was paired with an interest rate swap to convert the rate to LIBOR plus 7 basis points on a variable basis. The certificate of deposit is callable at the Bank’s option and the swap is callable by the counterparty after one year. Management expects that brokered certificates of deposit will be used from time to time in the future as an alternative source of funding.

      Table 12 sets forth the scheduled maturities of brokered certificates of deposit outstanding at December 31, 2002.

Table 12 — Maturities of Brokered Certificates of Deposit

(Dollars in thousands)

Three months or less	$—

Three months to six months	55,558

Six months to one year	10,000

Over one year	10,000

Total	$75,558

Other Borrowings

      At December 31, 2002, the Bank was a shareholder in the Federal Home Loan Bank of San Francisco (“FHLB”). Through this affiliation, advances secured by investment securities and residential mortgage loans totaling $63 million were outstanding as of year-end 2002 at rates comparable to time deposits or overnight federal funds. Management expects continued use of FHLB advances as a source of short and long-term funding. The FHLB advances outstanding at December 31, 2002 had fixed interest rates ranging from 1.52% to 7.44%. Approximately $50 million, or 80%, of the FHLB advances mature prior to December 31, 2004. Additional information regarding FHLB advances is provided in Note 9 of the Notes to the Consolidated Financial Statements.

      Humboldt had $20 million of Trust Preferred Securities outstanding at December 31, 2001 and 2002. The Trust Preferred Securities were issued by special-purpose subsidiaries of Humboldt as part of private pooled offerings to institutional investors. Table 13 presents information about Humboldt’s Trust Preferred Securities.

Table 13 — Trust Preferred Securities

			Maturity	Call
Issue Date	Amount	Rate	Date	Date

	(Dollars in thousands)

March 2000	$5,150	10.875%	March 2030	March 2010

February 2001	$5,000	10.200%	February 2031	February 2011

December 2001	$10,000	Floating*	December 2031	December 2006

*	Floating rate based on three-month LIBOR plus 360 basis points.

      As of December 31, 2002, all of the Trust Preferred Securities outstanding qualified as Tier I capital for regulatory purposes. Additional information regarding the terms of the Trust Preferred Securities is provided in Note 10 of the Notes to the Consolidated Financial Statements.

      As of December 31, 2002, Humboldt Bancorp had an outstanding balance of $3.7 million on a revolving credit facility that matures in October 2003. If not paid in full prior to maturity or refinanced through another lender, any balance due at maturity will be converted into an amortizing term loan. Humboldt Bancorp had outstanding at December 31, 2002 a balance of $1.3 million on an amortizing term loan. This loan has monthly payments of principal and interest, and matures in October 2004. Humboldt Bancorp also had outstanding as of December 31, 2002 a balance of approximately $202,000 on an amortizing term loan that matures in April 2003.

      BFS had, as of December 31, 2002, an obligation in the amount of approximately $1.2 million that is structured so the sole source of repayment (of principal and interest) is cash flows arising out of retained interest assets related to certain lease-backed securitizations. Since the retained interest assets were written-off during the second quarter of 2001, this liability will eventually be recovered as a gain either as cash flows are received in connection with the retained interests and passed to the lender, or when it is determined that the cash flows from retained interests will not be sufficient to repay the debt.

Liquidity and Cash Flow

      The objective of Humboldt’s liquidity management is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of its customers who either wish to withdraw funds or require funds to meet their credit needs. Humboldt must manage its liquidity position to meet the needs of its customers while maintaining an appropriate balance between assets and liabilities to meet the return on investment expectations of its shareholders. Humboldt monitors the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. In addition to liquidity from core deposits and repayments and maturities of loans and investments, the Bank can utilize established credit lines, sell securities under agreements to repurchase, secure FHLB advances or purchase overnight Federal Funds.

      Humboldt Bancorp is a company separate and apart from the Bank. It must provide for its own liquidity. Substantially all of Humboldt Bancorp’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to Humboldt Bancorp. Management believes that such restrictions will not have an impact on the ability of Humboldt Bancorp to meet its ongoing cash obligations.

      As disclosed in Humboldt’s Consolidated Statements of Cash Flows, net cash provided by operating activities was approximately $23 million during 2002. The major sources of cash provided by operating activities are net income and the increase in interest payable and other liabilities. Net cash used in investing activities of $97 million consisted primarily of a net increase in loans of $96 million and securities purchases of $112 million funded largely by sales, maturities and pay downs of securities of $106 million. Net cash provided by financing activities provided the remainder of funding sources for 2002. The $55 million of net cash provided by financing activities consisted primarily of a $33 million net increase in deposits and a net increase in borrowings of $24 million.

      As of December 31, 2002, the Bank had $23.5 million in available federal funds lines of credit and approximately $88 million in secured borrowing availability from the FHLB. Humboldt Bancorp had borrowing availability of $4.3 million under two lines of credit as of December 31, 2002. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit, credit card arrangements, and standby letters of credit as of December 31, 2002 were approximately $153 million, $14 million and $2 million respectively.

      Management expects the Bank’s liquidity position to remain satisfactory during 2003. However, the planned exit from the merchant processing business will have an adverse impact on liquidity, since approximately $68 million of deposits held as merchant loss reserves will be transferred to other financial institutions prior to March 2004. Management expects that wholesale funding sources, including brokered certificates of deposit, will be used to replace these outflows on a short-term basis while initiatives to increase core deposits are being implemented.

Capital Resources

      Stockholders’ equity at December 31, 2002 was $78 million, an increase of $13 million, or 21%, from December 31, 2001. The increase in stockholders’ equity during 2002 was principally due to the retention of $11.3 million, or approximately 93% of net income for the year, and an increase in other comprehensive income of approximately $3.0 million. Book value per share as of December 31, 2002 was $6.18.

      The Board of Governors of the Federal Reserve System has issued guidelines for the implementation of risk-based capital requirements by U.S. banks and bank holding companies. These risk-based capital guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk based capital ratios. The guidelines require an 8% total risk-based capital ratio, of which 4% must be Tier I capital. Humboldt’s Tier I capital, which consists of stockholders’ equity and qualifying trust-preferred securities less other comprehensive income, goodwill and deposit-based intangibles, totaled $88 million at December 31, 2002. Tier II capital components include supplemental capital components such as a qualifying allowance for loan losses and qualifying subordinated debt. Tier I capital plus Tier II capital components is referred to as Total Risk-based Capital, and was $99 million at December 31, 2002. The percentage ratios, as calculated under the guidelines, were 10.18% and 11.43% for Tier I and Total Risk-based Capital, respectively, at December 31, 2002. A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as period end stockholders’ equity and qualifying trust preferred securities, less other comprehensive income, goodwill and deposit-based intangibles, divided by average assets as adjusted for goodwill and other intangible assets.

      Although a minimum leverage ratio of 4% is required for the highest-rated bank holding companies which are not undertaking significant expansion programs, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio greater than 4% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and bank holding companies. Humboldt’s leverage ratios at December 31, 2001 and 2002 were 8.45%, and 8.73%, respectively.

      Humboldt initiated the payment of a quarterly cash dividend in June 2002 and paid total cash dividends of $886,000 during 2002. Any decision to pay cash dividends in the future will be based on Humboldt’s results of operations, growth expectations, financial condition, regulatory constraints and other factors considered important by the Board of Directors.

      All three of the capital ratios of the Bank currently exceed the minimum ratios required at December 31, 2002 as defined by federal regulation. Management monitors these ratios to ensure that the Bank remains within regulatory guidelines. Further information regarding the actual and required capital ratios of Humboldt and the Bank is provided in Note 20 in the Notes to the Consolidated Financial Statements

      On February 6, 2002, Humboldt announced a common stock repurchase program that authorized the repurchase of up to 600,000 shares of common stock in open market or private transactions. Table 14 below presents the number of shares repurchased and average price paid for the first authorization during 2002:

Table 14 — Shares Repurchased

	For the Quarter Ended

	March 31,	June 30,	September 30,	December 31,	Four
	2002	2002	2002	2002	Quarters

Shares repurchased	254,640	84,480	86,040	9,000	434,160

Average price paid	$8.31	$10.95	$13.37	$10.91	$9.88

      Additionally, on July 17, 2002, Humboldt announced a second common stock repurchase program that authorized repurchase of up to 1.2 million shares of common stock in open market or private transactions. No shares were repurchased under the second authorization during 2002. Both of the repurchase programs may be modified, suspended or terminated at any time without notice. The extent to which Humboldt repurchases its shares and the timing of such purchases will depend upon market conditions and other corporate considerations.

Quantitative and Qualitative Disclosures about Market Risk

      The absolute level and volatility of interest rates can have a significant impact on Humboldt’s profitability. The objective of interest rate risk management is to identify and manage the sensitivity of net interest income to changing interest rates to achieve Humboldt’s overall financial objectives. Based on economic conditions, asset quality and various other considerations, management establishes tolerance ranges for interest rate sensitivity and manages within these ranges. Humboldt’s net interest income and the fair value of its financial instruments are influenced by changes in the level of interest rates. Humboldt manages its exposure to fluctuations in interest rates through policies established by Asset/ Liability Management Committee (“ALCO”). The ALCO meets periodically and has responsibility for developing asset/liability management policy, formulating and implementing strategies to improve balance sheet positioning and/or earnings and reviewing interest rate sensitivity. The Board of Directors reviews and approves the asset/liability management policy on an annual basis and reviews the results of the interest rate risk analyses prepared for the ALCO.

      Management utilizes an interest rate simulation model to estimate the sensitivity of net interest income to changes in market interest rates. Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments. Interest rate sensitivity is a function of the repricing characteristics of Humboldt’s interest earning assets and interest bearing liabilities. These repricing characteristics are the time frames within which the interest bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable timeframe, thereby minimizing the impact of interest rate changes on net interest income. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in Humboldt’s current portfolio that are subject to repricing at various time horizons: immediate; one to three months; four to twelve months; one to five years; over five years, and on a cumulative basis. The differences are known as interest sensitivity gaps. Table 15 sets forth interest sensitivity gaps for these different intervals as of December 31, 2002.

Table 15 — Interest Sensitivity Gap

	Interest Sensitivity in Months

	0 to 3	4 to 12	13 to 60	Over 60	Total

	(Dollars in thousands)

Earning Assets:

Net loans	$375,961	$132,664	$213,497	$26,912	$749,034

Investment securities	16,566	45,433	97,511	21,961	$181,471

Interest-bearing deposits with banks	202	—	—	—	202

Total	$392,729	$178,097	$311,008	$48,873	$930,707

Interest-Bearing Liabilities:

Interest-bearing deposits	$239,274	$196,819	$77,174	$99,754	$613,021

Borrowings	3,822	36,786	26,722	2,527	$69,857

Trust Preferred Securities	—	—	—	20,150	20,150

Total	$243,096	$233,605	$103,896	$122,431	$703,028

Interest rate swap contracts	$(50,000)	$—	$40,000	$10,000	$—

Interest rate sensitivity gap	$99,633	$(55,508)	$247,112	$(63,558)	$227,679

Cumulative interest rate sensitivity gap	$99,633	$44,125	$291,237	$227,679

Cumulative Gap / total assets	11%	5%	31%	24%

      As shown in the preceding table, during the first year 68% of interest bearing liabilities will reprice compared with 61% of all interest earning assets. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing for both the asset and the liability remains the same, thus impacting net interest income. This characteristic is referred to as basis risk and generally relates to the possibility that the repricing characteristics of short-term assets tied to Humboldt’s prime lending rate are different from those of short-term funding sources such as certificates of deposit. Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities that are not reflected in the interest rate sensitivity analysis. These prepayments may have significant impact on Humboldt’s net interest margin. Because of these factors, an interest sensitivity gap analysis may not provide an accurate assessment of Humboldt’s exposure to changes in interest rates.

      Humboldt utilizes an interest rate simulation model to monitor and evaluate the impact of changing interest rates on net interest income. The estimated impact on Humboldt’s net interest income over a time horizon of one year as of December 31, 2002 is indicated in Table 16. The interest rate simulation assumes a parallel and sustained shift in market interest rates ratably over a twelve month period and no change in the composition or size of Humboldt’s balance sheet. For example, the “up 200 basis points” scenario is based on a theoretical increase in market rates of 16.7 basis points per month for twelve months. In addition, the simulation includes the impact of $70 million in interest rate swap contracts that are described below.

Table 16

	Increase (Decrease) in Net Interest	Percentage
Scenario	Income from Base Scenario	Change

	(Dollars in thousands)

Up 100 basis points	$472	1.0%

Up 200 basis points	$972	2.1%

Down 100 basis points	$(631)	(1.4)%

      Based on the simulation model net income should increase slightly when rates increase and shrink somewhat when rates fall. This is because of the concentration of variable rate and short-term loans in

Humboldt’s portfolio. However, there can be no assurance that fluctuations in interest rates will not have a material adverse impact on Humboldt.

      To assist in achieving a desired level of interest rate sensitivity, Humboldt has entered into off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost and capital effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. The following table presents Humboldt’s derivative contracts as of December 31, 2002:

Issue	Notional	Rate		Rate	Maturity	Hedge	Hedged	Fair
Date	Amount	Paid		Received	Date	Type	Instrument	Value

January 2002	$25,000	4.25%	(1)	6.72%	January 2005	Cash Flow	Loans	$1,016

July 2002	$25,000	4.25%	(2)	6.30%	July 2005	Cash Flow	Loans	$829

December 2002	$10,000	1.45%	(3)	4.50%	June 2010	Fair Value	Callable CD	$49

December 2001	$10,000	8.42%	(4)	4.98%	December 2006	Cash Flow	Trust Preferred	$(739)

(1)	Variable rate based on prime

(2)	Variable rate based on prime

(3)	Variable rate based on LIBOR + 7 basis points

(4)	Fixed rate

Additional information about the derivative instruments is provided in Note 11 of the Notes to the Consolidated Financial Statements.

      Humboldt records all derivative financial instruments at fair value on the balance sheet. Humboldt’s derivative financial instruments are classified as fair value or cash flow hedges. Fair value hedges recognize currently in earnings both the impact of change in the fair value of the derivative financial instrument and the offsetting impact of the change in fair value of the hedged asset or liability. The change in fair value of cash flow hedges is recognized in other comprehensive income to the extent that the derivative meets the value correlation requirements for being considered “highly effective”. Management expects that all derivative contracts will meet the requirements for classification as “highly effective” for the term of each contract.

      Humboldt’s policy requires all derivative financial instruments be used only for asset/liability management through the hedging of specific transactions or positions, and not for trading or speculative purposes. Management believes that the risk associated with using derivative financial instruments to mitigate interest rate risk sensitivity is minimal and should not have any material unintended impact on Humboldt’s financial condition or results of operations.

     Impact of Inflation, Deflation and Changing Prices

      A financial institution’s asset and liability structure is substantially different from that of an industrial firm in that primarily all assets and liabilities of a bank are monetary in nature, with relatively little investments in fixed assets or inventories. Inflation has an important impact on the growth of total assets and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio. Management believes the impact of inflation on financial results depends on Humboldt’s ability to react to changes in interest rates and, by such reaction, reduce the inflationary impact on performance. Humboldt has an asset/liability management program which attempts to manage interest rate sensitivity. In addition, periodic reviews of banking services and products are conducted to adjust pricing in view of current and expected costs.

      With the continued economic weakness experienced by the US economy during 2002 and historically low market interest rates, the potential for a deflationary economic environment has been publicized. Although the Federal Reserve Bank has indicated that deflation is unlikely and that, if deflation were detected, swift action would be taken to stimulate spending and the economy. During a period of deflation, prices fall and real short-term interest rates are negative, and consumers and businesses generally tend to defer purchases of goods and services waiting for prices to fall further, which can exacerbate recessionary conditions. A deflationary economic environment would adversely impact financial institutions, including Humboldt, through the decline in demand for additional loans, contraction of the net interest margin and potentially higher loan losses.

Discontinued Operations

      BFS was originally capitalized in 1996 with $2,000,000 contributions from both Humboldt Bancorp and Tehama Bancorp. Upon the completion of the Tehama Bancorp merger in March 2001, Humboldt became the sole shareholder of BFS. During the first quarter of 2001, Humboldt’s Board of Directors completed a strategic review of BFS, which principally acquired and serviced small ticket leases on a nationwide basis. This review was initiated in response to a number of factors, including the increased regulatory burden associated with BFS being a wholly owned subsidiary after completion of the Tehama Bancorp merger, future capital needs of BFS to support its growth and reliance upon the lease-backed securities market for liquidity. As a result of this review, Humboldt adopted a plan to discontinue the operations of BFS by sale of the company and engaged an investment banking firm to facilitate the sale during the first quarter of 2001. A valuation reserve of $700,000, net of tax, was recorded during the first quarter of 2001 based on an estimate of the value of BFS as a going concern. The operating results of BFS are included, net of tax, in the income statement as income (loss) from discontinued operations. During the second quarter of 2001 Humboldt was notified by the investment banker that the prospects for the sale of BFS as a going concern were unlikely. In response, Humboldt adopted a plan to wind-down the operations of BFS in an orderly manner. This plan included the immediate termination of all lease and loan acquisition activities. In connection with the wind-down plan, Humboldt recognized a loss on discontinued operations, net of tax, of $13.5 million during the second quarter of 2001.

      The following is a summary of the major components of the wind-down charge (dollars in thousands):

Write-off of retained interests/servicing assets	$11,798

Provision for lease/loan losses	4,679

Lease/loan market value adjustments	1,580

Professional fees	470

Other	1,315

Tax Effect	(5,848)

Total wind-down expense	$13,994

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

      As of December 31, 2002, BFS had total assets of $993,000, which included cash of $568,000 and deferred tax assets of $425,000. Total liabilities as of December 31, 2002 were $1,046,000, and included security deposits of $1,025,000 and other liabilities of $21,000. These amounts are recorded net in other assets as of December 31, 2002.

      In addition to the assets of BFS, certain assets of Humboldt Bancorp which were acquired from or on behalf of BFS were included as assets related to discontinued operations. During the fourth quarter of 2001, Humboldt Bancorp agreed to assume certain debt of BFS, which was previously guaranteed, in exchange for ownership of approximately $7,000,000 of automobile loans that secured the borrowing. In addition, Humboldt Bancorp agreed to repurchase approximately $2,000,000 of automobile loan contracts that were originated by BFS and sold to an unaffiliated financial institution during the fourth quarter of 2001. As of December 31, 2001, Humboldt Bancorp had net automobile loans acquired from BFS and repurchased from third parties of approximately $9,000,000. During the second quarter of 2002, Humboldt Bancorp completed the sale of the loans and certain balances previously charged-off to a third party.

      As of December 31, 2001 BFS had borrowings from two unrelated non-bank lenders totaling $5,960,000. Neither of these two borrowings was guaranteed by Humboldt Bancorp. One of the borrowings was originally structured as a loan to an unconsolidated, bankruptcy-remote subsidiary of BFS as a commercial paper conduit facility for funding the acquisition of lease contracts. This facility matured on March 31, 2001 and was not extended by the lender. As of December 31, 2001, the balance outstanding on this loan was $884,000. This loan was paid in full during the second quarter of 2002.

      The second non-bank borrowing was obtained in February 2001 in connection with the issuance of term leased-backed notes. The placement agent was able to place approximately $4,600,000 million of the Class C leased-backed notes with a non-affiliated investor; however, due to certain restrictions contained in the indenture, the transaction had to be structured as a secured borrowing. The result of the transaction on the balance sheet of BFS was the establishment of an asset for the Class C leased-backed notes and a related liability for $4,600,000. This secured borrowing agreement also contained a provision whereby BFS was permitted, for a limited period of time, to retain the monthly principal and interest cash flows received on the leased-backed notes. These retained cash flows were converted to a subordinated note secured by retained interest assets of BFS. The principal portion of the cash flows was applied to reduce the $4,600,000 million liability and along with the interest portion were added to the subordinated debt. As of December 31, 2001 the Class C secured borrowing totaled $3,911,000 and the subordinated borrowing totaled $1,165,000.

      During the first quarter of 2002, BFS and the non-affiliated investor executed an agreement whereby the investor took certain actions that permitted the transfer of ownership of the Class C leased-backed notes to an unrelated third party in satisfaction of the $3,911,000 of related debt. This agreement also provided for the transfer of the $1,165,000 to a new subordinated loan in favor of the third party. This new subordinated loan will bear interest at 12% compounded annually, with repayment of principal and interest tied solely to the receipt, if any, of cash flows from retained interest cash flows received by BFS in the future. In the event no cash flows are received from the retained interests, BFS has no further obligation under the terms of the loan agreement and will recognize a pre-tax gain for the carrying amount of the loan. If cash flows from retained interests are received, BFS will recognize a pre-tax gain for the amount received since the retained interest assets are were written-off in June 2001.

      During the second quarter of 2001, Humboldt guaranteed three BFS borrowings from two commercial banks in consideration for modification of the loan terms and elimination of certain financial covenants. During the fourth quarter of 2001, Humboldt directly assumed the three borrowings, two of which were originally related to the financing of certain automobile loan contracts in the amounts of $6,422,000 and $2,123,000, respectively, and a deficiency balance related to a loan that was previously secured by lease contracts for $300,000. In connection with the assumption, the loan for $2,123,000 was modified in a manner that the automobile loan contract collateral was released.

      During the first quarter of 2002, Humboldt sold the automobile loan contracts to a third party and used the proceeds to pay in full the loan that was secured by the contracts. (The unsecured deficiency balance loan was paid in full during the fourth quarter of 2002. As of December 31, 2002, the remaining unsecured loan had a balance of $1,356,000. This loan has scheduled monthly payments of principal and interest and matures in October 2004. Additional information on these borrowings is included in Note 9 to the Consolidated Financial Statements.

      During the second quarter of 2002, the remaining employees of BFS were terminated and operations ceased. A loss on discontinued operations of $276,000, net of tax, was recorded during the second quarter. No other gain or loss on discontinued operations was recorded during 2002.

      In conducting its business, BFS formed three subsidiaries that are considered “Special Purpose Entities” or “SPEs.” These subsidiaries were formed in accordance with legal requirements and were, at formation, not subject to consolidation on the financial statements of BFS.

Subsidiary Name	Primary Purpose

BFS Funding Corporation	Issuance of lease-backed notes funded by a commercial paper conduit. The line of credit from the commercial paper conduit was not renewed upon maturity in March 2001 and the subsidiary’s assets and related debt were reconsolidated on to the balance sheet of BFS.
BFS Funding Company, LLC	Issuance of $75,000,000 of term lease-backed notes to institutional investors in March 2000.
BFS Funding Company II, LLC	Issuance of $60,058,000 of term lease-backed notes to institutional investors in February 2001.

      BFS Funding Company, LLC and BFS Funding Company II, LLC are considered “qualifying” SPEs under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

      All retained interest assets related to the lease-backed notes issued by BFS Funding Company LLC and BFS Funding Company II, LLC were written off during the second quarter of 2001. At December 31, 2002, Humboldt Bancorp owned the Class C notes issued in the 2000 securitization for which there is no active market. The 2000 Class C lease-backed note were carried at a value of $3,031,000 as of December 31, 2002 and will not receive any payments of interest or principal until the holders of the Class A and Class B notes are paid in full. Management expects that the principal and interest payments on the 2000 Class C lease-backed notes will be received during 2004. As described above, during the first quarter of 2002, an agreement was executed resulting in the transfer of the 2001 Class C lease-backed notes to an unaffiliated third party in consideration for reduction of related debt owed to the purchaser. No gain or loss was recorded in connection with the transfer.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      Information regarding this item is provided under the heading “Quantitative and Qualitative Disclosures about Market Risk” contained in Management’s Discussion and Analysis (Item 7).

Item 8.	Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Humboldt Bancorp and Subsidiaries:

      We have audited the accompanying consolidated balance sheets of Humboldt Bancorp and Subsidiaries (the Company) as of December 31, 2001, and 2002, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the 2001 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Humboldt Bancorp and Subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for the two years ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

      We also audited the combination of the accompanying consolidated financial statements as of December 31, 2000 and for the year then ended, after restatement for the 2001 pooling-of-interests transaction; in our opinion, such consolidated financial statements have been properly combined on the basis described in Note 2 to the consolidated financial statements.

/s/ KPMG LLP

Sacramento, California

January 24, 2003, except
for Note 25, which is as of
March 13, 2003

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Humboldt Bancorp:

      We have audited the accompanying consolidated balance sheet of Humboldt Bancorp (Bancorp) and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the 2000 financial statements (before restatement) referred to above present fairly, in all material respects, the financial position of Humboldt Bancorp and Subsidiaries as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ RICHARDSON & COMPANY

Richardson & Company

Sacramento, California
January 12, 2001

INDEPENDENT AUDITOR’S REPORT

The Board of Directors and Shareholders
Tehama Bancorp and Subsidiary

      We have audited the consolidated balance sheet of Tehama Bancorp and subsidiary as of December 31, 2000, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended, prior to the restatement (and, therefore, are not presented herein) for the merger with Humboldt Bancorp on March 9, 2001, which was accounted for as a pooling of interests (see Note 2 to the restated financial statements). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tehama Bancorp and subsidiary as of December 31, 2000, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ PERRY-SMITH LLP

Sacramento, California

January 26, 2001

HUMBOLDT BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2002

	2001	2002

	(Dollars in thousands)

ASSETS

Cash and due from banks	$54,567	$35,156

Interest-bearing deposits in other banks	920	202

Investment securities available-for-sale	172,473	181,471

Loans	664,332	760,648

Less: allowance for loan losses	9,765	11,614

Net loans	654,567	749,034

Premises and equipment, net	19,270	16,593

Net assets of discontinued operations	6,669	—

Accrued interest receivable and other assets	50,451	49,094

TOTAL ASSETS	$958,917	$1,031,550

LIABILITIES
Deposits

Noninterest-bearing	$213,092	$227,406

Interest-bearing	593,994	613,021

Total deposits	807,086	840,427

Accrued interest payable and other liabilities	21,539	23,268

Borrowed funds	45,560	69,857

Guaranteed Preferred Beneficial Interests in Company’s Junior Subordinated Debentures (Trust Preferred Securities)	20,150	20,150

TOTAL LIABILITIES	894,335	953,702

Stockholders’ Equity

Preferred stock, no par value; 20,000,000 shares authorized, no shares issued and outstanding in 2001 and 2002	—	—

Common stock, no par value; 100,000,000 shares authorized, 12,552,955 shares in 2001 and 12,604,157 shares in 2002 issued and outstanding	67,459	66,345

Retained earnings (accumulated deficit)	(3,265)	8,103

Accumulated other comprehensive income, net	388	3,400

TOTAL STOCKHOLDERS’ EQUITY	64,582	77,848

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$958,917	$1,031,550

The accompanying notes are an integral part of these consolidated financial statements.

HUMBOLDT BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31, 2000, 2001, 2002

	2000	2001	2002

	(Dollars in thousands)
INTEREST INCOME

Interest and fees on loans	$48,562	$55,971	$56,010
Interest and dividends on investment securities

Taxable	7,440	6,989	6,652

Exempt from Federal income tax	1,557	1,571	1,425

Dividends	224	136	219

Interest on federal funds sold	1,684	1,468	—

Interest on deposits in other banks	49	30	39

Total Interest Income	59,516	66,165	64,345
INTEREST EXPENSE

Interest on deposits	23,154	25,203	13,632

Interest on borrowed funds	1,728	3,138	4,005

Total Interest Expense	24,882	28,341	17,637

NET INTEREST INCOME	34,634	37,824	46,708

Provision for loan losses	2,535	2,903	3,321

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	32,099	34,921	43,387
OTHER INCOME

Fees and other income	19,054	24,731	20,058

Service charges on deposit accounts	3,236	3,521	3,030

Net gain on sale of loans	691	1,269	2,172

Net investment securities (loss) gain	(117)	206	887

Total Other Income	22,864	29,727	26,147
OTHER EXPENSES

Salaries and employee benefits	21,662	25,612	25,247

Net occupancy and equipment expense	5,039	5,875	6,492

Merger related expenses	—	3,531	—

Other expenses	14,782	18,856	20,819

Total Other Expenses	41,483	53,874	52,558

Income Before Income Taxes	13,480	10,774	16,976

Provision for income taxes	4,453	3,789	4,437

NET INCOME CONTINUING OPERATIONS	9,027	6,985	12,539
DISCONTINUED OPERATIONS

(Loss) from discontinued operations, net of tax	(7)	—	—

Loss on wind down of discontinued operations, net of tax	—	(13,994)	(276)

NET INCOME (LOSS)	$9,020	($7,009)	$12,263

EARNING (LOSS) PER SHARE — BASIC:

Continuing Operations	$0.75	$0.56	$1.00

Discontinued Operations	$0.00	($1.12)	($0.02)

Net Income (loss)	$0.75	($0.56)	$0.98

EARNING (LOSS) PER SHARE — DILUTED:

Continuing Operations	$0.71	$0.54	$0.96

Discontinued Operations	$0.00	($1.08)	($0.02)

Net Income (loss)	$0.71	($0.54)	$0.94

The accompanying notes are an integral part of these consolidated financial statements.

HUMBOLDT BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended December 31, 2000 (as restated), 2001 (as restated), and 2002

					Accumulated
		Common Stock			Other
	Comprehensive			Retained	Comprehensive
	Income	Shares	Amount	Earnings	Income	Total

	(Dollars in thousands)

BALANCE, DECEMBER 31, 1999		8,076,524	$43,818	$9,532	($1,207)	$52,143

10% stock dividend		472,879	6,018	(6,018)		—

Fractional shares purchased				(7)		(7)

Sale of stock, net of issuance costs		640,000	7,309			7,309

Directors fee, stock options exercised and related tax benefit		115,934	582			582

Stock issuance in connection with acquisition		46,974	568	(55)		513

Comprehensive income:

Net Income	$9,020			9,020		9,020

Other comprehensive loss, net of tax:

Unrealized holding gains on securities available-for-sale arising during the year, net of taxes of $1,491 and reclassification adjustments	2,279				2,279	2,279

Total Comprehensive Income	$11,299

BALANCE, DECEMBER 31, 2000		9,352,311	$58,295	$12,472	$1,072	$71,839

10% Stock Dividend		938,374	$8,719	($8,719)

Dissenters Payments		(18,133)	(220)			(220)

Fractional shares purchased				(9)		(9)

Restricted stock awards		1,385	13			13

Directors fee, stock options exercised and related tax benefit		186,859	652			652

Comprehensive income:

Net (loss)	($7,009)			(7,009)		(7,009)

Other comprehensive loss, net of tax:

Unrealized holding (loss) on securities available-for-sale arising during the year net of taxes of $369 and reclassifications adjustments	(684)				(684)	(684)

Total Comprehensive (loss)	($7,693)

BALANCE, DECEMBER 31, 2001		10,460,796	$67,459	($3,265)	$388	$64,582

6 for 5 Stock Split		2,092,159

Fractional shares purchased				(9)		(9)

Shares Repurchased		(434,160)	(4,289)			(4,289)

Shares issued in connection with various employee and director plans including tax benefits		485,362	3,175			3,175

Cash Dividend Declared				(886)		(886)

Comprehensive income:

Net Income	$12,263			12,263		12,263

Other comprehensive income, net of tax:

Unrealized holding gain on securities available-for-sale arising during the year net of taxes of $1108 and reclassifications adjustments	3,012				3,012	3,012

Total Comprehensive Income	$15,275

BALANCE, DECEMBER 31, 2002		12,604,157	66,345	8,103	3,400	77,848

The accompanying notes are an integral part of these consolidated financial statements.

HUMBOLDT BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2000, 2001, and 2002

	2000	2001	2002

	(Dollars in thousands)
OPERATING ACTIVITIES

Net income (loss)	$9,020	$(7,009)	$12,263

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Discontinued operations	7	13,994	276

Provision for loan losses	2,535	2,903	3,321

Depreciation and Amortization	2,642	4,087	5,456

Loss (gain) on sale of investments	117	(206)	(887)

(Gain) on sale of foreclosed real estate	(17)	—	—

Decrease in loans held for sale	1,822	373	—

Increase in interest receivable and other assets	(10,810)	(13,382)	(210)

Increase in interest payable and other liabilities	2,368	5,785	2,762

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,684	6,545	22,981
INVESTING ACTIVITIES

Net (increase) decrease in interest-bearing deposits with banks	(151)	(749)	718

Net decrease in federal funds sold	14,875	13,000	—

Proceeds from maturities and sales of investment securities available-for-sale	38,247	63,645	106,173

Proceeds from maturities of investment securities held-to-maturity	1,617	14,707	—

Purchases of investment securities available-for-sale	(18,771)	(111,318)	(112,325)

Purchases of investment securities held-to-maturity	(4,776)	(465)	—

Net increase in loans	(105,287)	(82,701)	(95,616)

Purchases of premises and equipment	(8,367)	(3,999)	(1,804)

Investing activities related to discontinued operations	(2,000)	(13,145)	3,795

Purchase of other real estate	(15)	—	—

Proceeds from the sale of foreclosed real estate and other assets	1,051	995	2,071

Net cash paid in acquisition of subsidiary	(10,923)	—	—

NET CASH USED BY INVESTING ACTIVITIES	(94,500)	(120,030)	(96,988)
FINANCING ACTIVITIES

Net increase in deposits	47,730	94,279	33,341

Net increase (decrease) in borrowed funds	37,115	(1,790)	24,297

Cash dividends on common stock	—	—	(886)

Repurchase of common stock	—	—	(4,289)

Proceeds from issuance of Trust Preferred Securities	5,150	15,000	—

Proceeds from issuance of common stock	8,459	665	—

Dissenters payments	—	(220)

Proceeds from exercise of stock options	—	—	2,142

Fractional shares purchased	(7)	(9)	(9)

NET CASH PROVIDED BY FINANCING ACTIVITIES	98,447	107,925	54,596

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	11,631	(5,560)	(19,411)

Cash and due from banks at beginning of year	48,496	60,127	54,567

CASH AND DUE FROM BANKS AT END OF YEAR	$60,127	$54,567	$35,156

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:

Interest expense	$24,470	$28,596	$17,679

Income taxes	7,586	4,541	$2,500

The accompanying notes are an integral part of these consolidated financial statements.

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2002

Note 1 —	Significant Accounting Policies

      Business: Humboldt Bancorp (“Humboldt”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, Humboldt Bank (“Bank”). During 2002, Humboldt merged its Tehama Bank, Capitol Valley Bank and Capitol Thrift & Loan subsidiaries into Humboldt Bank. There were no purchase accounting adjustments made in connection with this charter consolidation. Humboldt and the Bank are subject to regulation, supervision and regular examination by the Federal Reserve Bank, the California Department of Financial Institutions and the Federal Deposit Insurance Corporation. The regulations of these agencies govern most aspects of the Bank’s business. The accounting and reporting policies of Humboldt Bancorp and Subsidiaries conform with accounting principles generally accepted in the United States of America. In addition, certain 2000 and 2001 amounts have been reclassified to conform to the 2002 presentation format.

      Principles of Consolidation: The consolidated financial statements include the accounts of Humboldt and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

      Nature of Operations: The Bank provides general commercial banking services at 19 locations located throughout Northern California. These banking services include accepting deposit accounts (demand, time and savings), and making secured and unsecured loans to businesses and individuals. Other significant business operations of Humboldt include merchant credit card transaction processing for businesses throughout the United States.

      Significant Management Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For the Bank, the significant accounting estimate is the allowance for loan losses. See “Allowance for Loan Losses” below.

      Investment Securities: Securities are classified as held-to-maturity if Humboldt has both the intent and ability to hold those debt securities to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives. Humboldt did not have any securities classified as held to maturity at December 31, 2001 or 2002.

      Securities are classified as available-for-sale if Humboldt intends to hold those debt securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available-for-sale are carried at fair value. Unrealized holding gains or losses are included in other comprehensive income as a separate component of stockholders’ equity, net of tax. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Unrealized losses due to fluctuations in fair value of securities held to maturity or available for sale, are recognized through earnings when it is determined that a permanent decline in value has occurred. Humboldt did not have any securities classified as trading securities during 2001, or 2002. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

      Loans Held for Sale: Humboldt sells or transfers loans, including the guaranteed portion of Small Business Administration (“SBA”)-loans (with servicing retained) for cash proceeds equal to the principal amount of loans, with yield rates to the investor based upon the current market rates. Humboldt records an asset representing the right to service loans for others when it sells a loan and retains the servicing rights. The

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying value of loans is allocated between the loan and the servicing rights, based on their relative fair values. Fair value of servicing rights is estimated by discounting estimated future cash flows from servicing using discount rates that approximate current market rates and using estimated prepayment rates. The servicing rights are carried at the lower of cost or market and are amortized in proportion to, and over the period of, the estimated net servicing income, assuming prepayments.

      For purposes of evaluating and measuring impairment, servicing rights are based on a discounted cash flow methodology, current prepayment speeds and market discount rate. Any impairment is measured as the amount by which the carrying value of servicing rights for a stratum exceeds its fair value. At December 31, 2002, an impairment adjustment was recorded for $600,000 and was included with fees and other income on the income statement. Included in total loans was approximately $28.0 million and $34.4 million of SBA loans at December 31, 2001 and 2002, respectively.

      A premium over the adjusted carrying value is received upon the sale of the guaranteed portion of an SBA loan. Humboldt’s investment in an SBA loan is allocated among the sold and retained portions of the loan based on the relative fair value of each portion at the time of loan origination, adjusted for payments and other activities. Because the portion retained does not carry an SBA guarantee, part of the gain recognized on the sold portion of the loan may be deferred and amortized as a yield enhancement on the retained portion in order to obtain a market equivalent yield.

      During the third quarter of 2002, Humboldt sold its residential servicing rights portfolio to a third party for cash consideration of approximately $2.4 million. A loss of approximately $259,000 was recorded in connection with this sale.

      Loans held for sale are recorded at the lower of cost or market determined on an aggregate basis. Humboldt had no loans held for sale as of December 31, 2001 and 2002 respectively.

      Loans: Loans are stated at the amount of unpaid principal, less the allowance for losses, net deferred loan fees and costs and unearned income. Interest on loans is accrued and credited to income based on the principal amount outstanding. Unearned income on installment loans is recognized as income over the term of the loans using a method that approximates the interest method.

      Loan origination fees and certain direct origination and acquisition costs are capitalized and recognized as an adjustment of the yield on the related loan. Amortization is discontinued when the loan is placed on nonaccrual status.

      Allowance for Loan Losses: The allowance is maintained at a level, which, in the opinion of management, is adequate to absorb probable losses inherent in the loan portfolio. Management determines the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other relevant factors. The allowance is based on estimates, and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Loans and leases deemed uncollectible are charged to the allowance. Provisions for losses and recoveries on loans and leases previously charged off are added to the allowance.

      Loans are considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Allowances on impaired loans are established based on the present value of expected future cash flows discounted at the loans effective interest rate, or for collateral-dependent loans, on the fair value of the collateral. Cash receipts on impaired loans are used to reduce principal.

      Income Recognition on Impaired and Nonaccrual Loans: Loans, including impaired loans, are classified as nonaccrual if collection of principal or interest is considered doubtful, generally if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

      Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are brought fully current, and there is a sustained period of repayment performance by the borrower, in accordance with the contractual terms of interest and principal.

      While a loan is classified as nonaccrual and the future collectibility of the recorded balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. Uncollected accrued interest on nonaccrual loans is reversed against interest income. When the future collectibility of the recorded balance is expected, interest income may be recognized on a cash basis.

      Merchant Bankcard Processing: Merchant Bankcard revenue is based on the volume of transactions processed and is recorded on a cash basis.

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

      Other Real Estate Owned: Other real estate owned represents real estate which Humboldt has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of their new cost basis or fair value net of estimated costs to sell. Revenue and expenses from operations and subsequent adjustments to the carrying amount of the property are included in income (loss) on other real estate owned.

      In some instances, Humboldt makes loans to facilitate the sales of other real estate owned. Management reviews all sales for which it is the lending institution for compliance with sales treatment under provisions established by SFAS No. 66, Accounting for Sales of Real Estate.

      Intangible Assets: Intangible assets, which are included in other assets, are comprised of goodwill and core deposit intangibles acquired in business combinations. In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Accounting for Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized after 2001, but instead be periodically evaluated for impairment.

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For comparison purposes, the following table reconciles Humboldt’s reported earnings to earnings adjusted for goodwill amortization:

	2000	2001	2002

	(Dollars in thousands except per share data)
Net Income —

As reported	$9,020	$(7,009)	$12,263

Goodwill Amortization	15	263	—

Adjusted	$9,035	$(6,746)	$12,263

Basic earnings (loss) per share

As reported	$0.75	$(0.56)	$0.98

Goodwill amortization	—	0.02	—

Adjusted	$0.75	$(0.54)	$0.98

Diluted earnings (loss) per share

As reported	$0.71	$(0.54)	$0.94

Goodwill amortization	—	0.02	—

Adjusted	$0.71	$(0.52)	$0.94

      Intangible assets with definite useful lives are required to be amortized over their respective estimated useful lives to their estimated residual values, and also reviewed for impairment. Humboldt was required to adopt the provisions of SFAS No. 141 immediately upon issuance and SFAS No. 142 effective January 1, 2002. Accordingly, any goodwill and any intangible asset determined to have an indefinite useful life acquired in a purchase business combination is no longer amortized, but is evaluated at least annually for impairment in accordance with the appropriate accounting literature. Humboldt was also required to reassess the useful lives and residual values of all such intangible assets and make any necessary amortization period adjustments by the end of the first interim period and recognize any impairment loss measured as of the date of adoption as the cumulative effect of a change in accounting principle in the period. Humboldt did not have any transitional impairment losses. Humboldt’s goodwill and core deposit intangible is recorded with accrued interest receivables and other assets on the balance sheet.

      The following table summarizes Humboldt’s goodwill and core deposit intangible assets as of January 1 and December 31, 2002:

Goodwill & Core Deposit Intangibles

	January 1,			December 31,
	2002	Additions	Reductions	2002

	(Dollars in thousands)

Goodwill	$525	$3,432	$—	$3,957

Accumulated amortization	(263)	—	—	(263)

Net	$262	$3,432	—	$3,694

Core deposit intangibles	$6,069	—	—	$6,069

Accumulated amortization	(3,764)	—	(503)	(4,267)

Net	$2,305	—	(503)	$1,802

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2002, the estimated amortization of core deposit intangibles, in thousands of dollars, annually through 2007 is $393,000, $297,000, $297,000, $225,000, and $169,000 respectively. The weighted average amortization period for core deposit intangibles is 6.5 years.

      Derivative Financial Instruments: All derivative instruments (including certain derivative instrument’s embedded in other contracts) are recognized in the consolidated balance sheet at fair value. Humboldt’s policy dictates that the accounting treatment for gains or losses from changes in the derivative instrument’s fair value is contingent on whether the derivative instrument qualifies as a hedge. On the date Humboldt enters into a derivative contract, Humboldt designates the derivative instruments as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge) or (3), a hedge for trading, customer accommodation or not qualifying for hedge accounting (free-standing derivative instruments). For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period net income. For a cash flow hedge, changes in the fair value of the derivative instrument to the extent that it is effective are recorded in other comprehensive income, net of tax, within shareholders’ equity and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts net income. For free-standing derivative instruments, changes in the fair values are reported in current period net income. Humboldt formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking any hedge transaction. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. Humboldt also formally assesses both at the inception of the hedge and on an ongoing basis, whether the derivative instruments used are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued.

      Investments in Limited Partnerships: Humboldt owns approximately 99% interests in two limited partnerships that own and operate affordable housing projects. Investment in these projects serves as an element of the Bank’s compliance with the Community Reinvestment Act and provides tax benefits in the form of deductions for operating losses and tax credits. The tax credits may be used to reduce taxes currently payable or may be carried back one year or forward twenty years to recapture or reduce taxes. Humboldt uses the equity method of accounting for the partnerships’ operating results and tax credits are recorded in the years they became available to reduce income taxes. Under FASB Interpretation No. 46, the Company believes that these two limited partnerships could be defined as variable interest entities and therefore be required to consolidate for all reporting periods beginning after June 15, 2003. The total assets of these two partnerships consist primarily of multi-family housing and amounted to $3.9 million as of December 31, 2002. The Company’s total amount of exposure to loss is limited to our investment of $947,000 as of December 31, 2002.

      Income Taxes: Provisions for income taxes are based on amounts reported in the statement of income (after exclusion of non-taxable income such as interest on state and municipal loans and securities) and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes.

      Deferred taxes are computed using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized for

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deductible temporary differences and tax credit carryforwards, and then a valuation allowance is established to reduce that deferred tax asset if it is “more likely than not” that the related tax benefits will not be realized.

      Earnings Per Share: Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock dividends and splits. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Included in the denominator is the dilutive effect of stock options and warrants computed under the treasury stock method.

      Off-Balance-Sheet Financial Instruments: In the ordinary course of business, the Bank issues commitments to extend credit, commitments under credit card arrangements and standby letters of credit.

      Cash and Equivalents: For the purpose of presentation in the consolidated Statement of Cash Flows, cash and cash equivalents include cash, balances due from banks and certificates of deposit with maturity dates of 90 days or less. Cash and due from banks include amounts the Bank is required to maintain to meet certain average reserve and compensating balance requirements of the Federal Reserve Bank. The total requirements at December 31, 2001, and 2002, were $13,128,000, and $3,222,000, respectively. This decrease is attributed to a change in the method of classification of certain deposit accounts adopted during 2002.

      Stock-Based Compensation: Humboldt has various stock-based compensation plans that authorize the granting of stock options, restricted stock and other stock-based awards to eligible employees and directors. For all periods shown in this report, these plans are accounted for under the intrinsic value method as prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Accordingly, no compensation expense was recognized for the issuance of stock options granted under any of the various plans for the years ended December 31, 2000 and 2001. A total of $47,000 was recognized as compensation expense for the issuance of stock options for the year ended December 31, 2002. SFAS No. 123, Accounting for Stock-Based Compensation, encourages a “fair value” based method of accounting for stock-based compensation plans. Had compensation cost for Humboldt’s stock option plans been determined based on the fair value at the grant dates for awards under this plan

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consistent with the method of SFAS No. 123, net income and net income per share would have been adjusted to the pro forma amounts indicated below (dollars in thousands):

Stock-Based Compensation Disclosure

	Year ended December 31,

	2000	2001	2002

	(In thousands, except per share data)

Net income (loss), as reported	$9,020	$(7,009)	$12,263

Add: Stock-based employee compensation expense included in reported net income, net of tax effects	—	—	47

Deduct: Stock-based employee compensation determined under fair value-based method for all awards, net of tax effects	(352)	(494)	(675)

Pro forma net income (loss)	$8,668	$(7,503)	$11,635

Earnings (loss) per share:

Basic — as reported	$0.75	$(0.56)	$0.98

Basic — pro forma	$0.72	$(0.60)	$0.93

Diluted — as reported	$0.71	$(0.54)	$0.94

Diluted — pro forma	$0.68	$(0.58)	$0.90

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2000	2001	2002

Dividend yield	2.1%	—	1.4%

Expected life (years)	7.6	9.0	6.0

Expected volatility	29%	53%	45%

Risk-free rate	6.59%	5.20%	4.80%

Weighted average grant date fair value of options granted during the year	$2.30	$4.80	$4.76

      In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, an amendment of SFAS No. 123. SFAS No. 148 encourages the adoption of SFAS No. 123 by providing three alternative methods of adoption and requires new periodic disclosures in financial statements for companies that elect to continue to account for stock options using APB No. 25. Humboldt has elected to adopt SFAS No. 148 effective January 1, 2003 under the prospective application method. Management does not expect the adoption of SFAS No. 123 will have a material impact on Humboldt’s results of operations in 2003.

Note 2 —	Mergers & Acquisitions

      Effective March 9, 2001, Humboldt acquired, for 4.48 million shares of its common stock and approximately $220,000 in cash, all of the outstanding common stock of Tehama Bancorp (“Tehama”), a one-bank holding company, based in Red Bluff, California. Each share of Tehama common stock was converted into and exchanged for 1.775 shares of Humboldt common stock. The cash consideration paid was to Tehama shareholders that exercised their dissenters’ rights. This merger was accounted for as a pooling of interests and, accordingly, all financial information contained in this Report is has been restated to reflect the combination of Humboldt and Tehama for all periods presented.

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a reconciliation of the amounts of net interest income and net earnings previously reported with the restated amounts (in thousands):

2000

Net Interest Income

As reported	$24,970

Tehama	9,664

As restated	$34,634

Net Income

As reported	$6,280

Tehama	2,740

As restated	$9,020

      In 2001, Humboldt recorded operating expenses related to the merger and integration of Tehama in the amount of $3,531,000 on a pre-tax basis. The following table presents the major components of merger-related expenses (dollars in thousands):

Severance & related	$655

Professional fees	1,664

Fixed asset depreciation	441

System conversions	262

Other	509

Total	$3,531

      The accrued liability for remaining expected merger related expenses at December 31, 2001 and 2002 was $219,000 and $0, respectively.

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

Note 3 —	Discontinued Operations

      Bancorp Financial Services, Inc. (“BFS”) was originally capitalized in 1996 with $2,000,000 in contributions from both Humboldt Bancorp and Tehama Bancorp. Upon the completion of the Tehama Bancorp merger in March 2001, Humboldt became the sole shareholder of BFS. During the first quarter of 2001, Humboldt’s Board of Directors completed a strategic review of BFS, which principally acquired and serviced small ticket leases on a nationwide basis. This review was initiated in response to a number of factors, including the increased regulatory burden associated with BFS being a wholly owned subsidiary after completion of the Tehama Bancorp merger, future capital needs of BFS to support its growth and reliance upon the lease-backed securities market for liquidity. As a result of this review, Humboldt adopted a plan to discontinue the operations of BFS by sale of the company and engaged an investment banking firm to facilitate the sale during the first quarter of 2001. A valuation reserve of $700,000, net of tax, was recorded during the first quarter of 2001 based on an estimate of the value of BFS as a going concern. The operating results of BFS are included, net of tax, in the income statement as loss from discontinued operations.

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following is a summary of the major components of the wind-down charge (dollars in thousands):

Write-off of retained interests/servicing assets	$11,798

Provision for lease/loan losses	4,679

Lease/loan market value adjustments	1,580

Professional fees	470

Other	1,315

Tax Effect	(5,848)

Total wind-down expense	$13,994

      During the third quarter of 2001, BFS sold approximately $5,800,000 of lease receivables to an unrelated third party and paid down a like amount of bank debt. Since a valuation reserve was provided during the second quarter, there was no gain or loss recorded on the sale. Humboldt Bancorp agreed to guarantee certain representations and warranties with respect to the underlying leases subject to the sale. In addition, the servicing responsibilities of BFS for approximately 5,400 leases under certain securitization servicing agreements were transferred to a third party effective August 31, 2001.

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

      As of December 31, 2002, BFS had total assets of $993,000, which included cash of $568,000 and deferred tax assets of $425,000. Total liabilities as of December 31, 2002 were $1,046,000, and included security deposits of $1,025,000 and other liabilities of $21,000. These amounts are recorded net in other assets as of December 31, 2002.

      In addition to the assets of BFS, certain assets of Humboldt Bancorp which were acquired from or on behalf of BFS were included as assets related to discontinued operations. During the fourth quarter of 2001, Humboldt Bancorp agreed to assume certain debt of BFS, which was previously guaranteed, in exchange for ownership of approximately $7,000,000 of automobile loans that secured the borrowing. In addition, Humboldt Bancorp agreed to repurchase approximately $2,000,000 of automobile loan contracts that were originated by BFS and sold to an unaffiliated financial institution during the fourth quarter of 2001. As of December 31, 2001, Humboldt Bancorp had net automobile loans acquired from BFS and repurchased from third parties of approximately $9,000,000. During the second quarter of 2002, Humboldt Bancorp completed the sale of the loans and certain balances previously charged off to a third party.

      As of December 31, 2001 BFS had borrowings from two unrelated non-bank lenders totaling $5,960,000. Neither of these two borrowings is guaranteed by Humboldt Bancorp. One of the borrowings was originally structured as a loan to an unconsolidated, bankruptcy-remote subsidiary of BFS as a commercial paper conduit facility for funding the acquisition of lease contracts. This facility matured on March 31, 2001 and was extended by the lender. As of December 31, 2001, the balance outstanding on this loan was $884,000. This loan was paid in full during the second quarter of 2002.

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The second non-bank borrowing was obtained in February 2001 in connection with the issuance of term leased-backed notes. The placement agent was able to place approximately $4,600,000 million of the Class C leased-backed notes with a non-affiliated investor; however, due to certain restrictions contained in the indenture, the transaction had to be structured as a secured borrowing. The result of the transaction on the balance sheet of BFS was the establishment of an asset for the Class C leased-backed notes and a related liability for $4,600,000. This secured borrowing agreement also contained a provision whereby BFS was permitted, for a certain period of time, to retain the monthly principal and interest cash flows received on the leased-backed notes. These retained cash flows were converted to a subordinated note secured by retained interest assets of BFS. The principal portion of the cash flows was applied to reduce the $4,600,000 million liability and along with the interest portion were added to the subordinated debt. As of December 31, 2001 the Class C secured borrowing totaled $3,911,000 and the subordinated borrowing totaled $1,165,000.

      During the first quarter of 2002, BFS and the non-affiliated investor executed an agreement whereby the investor took certain actions that permitted the transfer of ownership of the Class C leased-backed notes to an unrelated third party in satisfaction of the $3,911,000 of related debt. This agreement also provided for the transfer of the $1,165,000 to a new subordinated loan in favor of the third party. This new subordinated loan will bear interest at 12% compounded annually, with repayment of principal and interest tied solely to the receipt, if any, of cash flows from retained interest cash flows received by BFS in the future. In the event no cash flows are received from the retained interests, BFS has no further obligation under the terms of the loan agreement and will recognize a pre-tax gain for the carrying amount of the loan. If cash flows from retained interests are received, BFS will recognize a pre-tax gain for the amount received since the retained assets were written off in June 2001.

      During the second quarter of 2001, Humboldt guaranteed three BFS borrowings from two commercial banks in consideration for modification of the loan terms and elimination of certain financial covenants. During the fourth quarter of 2001, Humboldt directly assumed the three borrowings, two of which were originally related to the financing of certain automobile loan contracts in the amounts of $6,422,000 and $2,123,000, respectively, and a deficiency balance related to a loan that was previously secured by lease contracts for $300,000. In connection with the assumption, the loan for $2,123,000 was modified in a manner that the automobile loan contract collateral was released.

      During the first quarter of 2002, Humboldt sold the automobile loan contracts to a third party and used the proceeds to pay in full the loan that was secured by the contracts. The unsecured deficiency balance loan was paid in full during the fourth quarter of 2002. As of December 31, 2002, the remaining unsecured loan had a balance of $1,297,000. This loan has scheduled monthly payments of principal and interest and matures in October 2004. Additional information on these borrowings is included in Note 9.

      During the second quarter of 2002, the remaining employees of BFS were terminated and operations ceased. A loss on discontinued operations of $276,000, net of tax, was recorded during the second quarter of 2002. No other gain or loss on discontinued operations was recorded during 2002.

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In conducting its business, BFS formed three subsidiaries that are considered “Special Purpose Entities” or “SPEs.” These subsidiaries were formed in accordance with legal requirements and were, at formation, not subject to consolidation on the financial statements of BFS.

Subsidiary Name	Primary Purpose

BFS Funding Corporation	Issuance of lease-backed notes funded by a commercial paper conduit. The line of credit from the commercial paper conduit was not renewed upon maturity in March 2001 and the subsidiary’s assets and related debt were reconsolidated on to the balance sheet of BFS.
BFS Funding Company, LLC	Issuance of $75,000,000 of term lease-backed notes to institutional investors in March 2000.
BFS Funding Company II, LLC	Issuance of $60,058,000 of term lease-backed notes to institutional investors in February 2001.

      BFS Funding Company, LLC and BFS Funding Company II, LLC are considered “qualifying” SPEs under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

      All retained interest assets related to the lease-backed notes issued by BFS Funding Company LLC and BFS Funding Company II, LLC were written off during the second quarter of 2001. At December 31, 2002, Humboldt Bancorp owned the Class C notes issued in the 2000 securitization for which there is no active market. The 2000 Class C lease-backed notes were carried at a value of $3,031,000 as of December 31, 2002 and will not receive any payments of interest or principal until the holders of the Class A and Class B notes are paid in full. At December 31, 2002 the fair value of the Class C notes were determined based on the projected cash flows using market assumptions for discount rate and credit losses. Management expects that the principal and interest payments on the 2000 Class C lease-backed notes will be received during 2004. As described above, during the first quarter of 2002, an agreement was executed resulting in the transfer of the 2001 Class C lease-backed notes to an unaffiliated third party in consideration for reduction of related debt owed to the purchaser. No gain or loss was recorded in connection with the transfer.

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Investment Securities

      The amortized cost of investment securities and their approximate fair values at December 31 were as follows:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

	(Dollars in thousands)

December 31, 2001:

Available-for-sale

U.S. Government and agency securities	$2,772	$40	$—	$2,812

Obligations of political subdivisions	29,272	910	—	30,182

Collateralized mortgage obligations	116,553	—	(308)	116,245

Mortgage-backed securities	14,285	186	—	14,471

Other asset-backed securities	7,500	—	(312)	7,188

Equity securities	1,575	—	—	1,575

Total available-for-sale	$171,957	$1,136	$(620)	$172,473

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2002:

Available-for-sale

U.S. Government and agency securities	$18,848	$78	$—	$18,926

Obligations of political subdivisions	28,395	2,005	(33)	30,367

Collateralized mortgage obligations	108,767	2,445	(56)	111,156

Mortgage-backed securities	8,725	240	—	8,965

Other asset-backed securities	6,148	281	(120)	6,309

Equity securities	5,748	—	—	5,748

Total available-for-sale	$176,631	$5,049	$(209)	$181,471

      The maturities of investment securities at December 31, 2002 were as follows:

	Available-for-Sale

	Amortized	Fair
	Cost	Value

	(Dollars in thousands)

Amounts maturing in:

Three months or less	—	—

Over three months through twelve months	17,306	17,337

After one year through three years	7,139	7,163

After three years through five years	7,832	8,190

After five years through fifteen years	119,814	123,950

After fifteen years	18,792	19,083

Equity securities	5,748	5,748

	176,631	181,471

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by average life in the preceding table. Expected maturities differ from contractual maturities because borrowers may have the right to prepay underlying loans without prepayment penalties.

      Proceeds from sales of investment securities available-for-sale during 2000, 2001, and 2002 were $17,835,000, $52,707,000, and $81,550,000 respectively. Gross gains and losses on those sales were $64,000 and $181,000 in 2000, $501,000 and $295,000 in 2001, and $1,082,000, and $195,000 in 2002.

      Investment securities with an amortized cost of approximately $2,025,000 and $2,113,000, and an approximate market value of $2,062,000 and $2,141,000, at December 31, 2001 and 2002, respectively, were pledged to meet the requirements of the Federal Reserve and the U.S. Department of the Treasury to secure customer tax payments. In addition, investment securities with an amortized cost of approximately $19,474,000 and $9,544,000, and an approximate market value of $19,786,000 and $10,012,000, at December 31, 2001 and 2002, respectively, were pledged to secure public deposits. Furthermore, investment securities with an amortized cost of approximately $50,099,000 and $104,613,000, and an approximate market value of $50,818,000 and $107,359,000, at December 31, 2001 and 2002, respectively, were pledged as collateral for advances from the Federal Home Loan Bank. In addition, investment securities with an amortized cost of approximately $16,321,000 and $5,099,000, an approximate market value of $16,753,000 and $5,257,000, at December 31, 2001 and 2002, respectively, were pledged to Visa and MasterCard to secure the full performance of all of Humboldt’s payment obligations to Visa and MasterCard in connection with Humboldt’s Visa and MasterCard membership.

Note 5 — Loans and Allowance for Loan and Lease Losses

      The components of loans and leases in the balance sheets were as follows at December 31:

	2001	2002

	(Dollars in thousands)

Real estate — construction and land development	$65,021	$129,075

Real estate — commercial and agricultural	316,571	343,957

Real estate — family and multifamily residential	109,559	105,647

Commercial, industrial and agricultural	103,421	121,538

Installment and Other	69,027	61,531

	663,599	761,748

Unearned Premiums (Discounts)	2,354	1,348

Deferred loan fees	(1,621)	(2,448)

	$664,332	$760,648

      At December 31, 2001, the recorded investment in loans for which impairment had been recognized in accordance with SFAS No. 114 totaled $1,374,000, with a corresponding valuation allowance of $344,000. At December 31, 2002, the recorded investment in loans for which impairment had been recognized totaled $1,373,000, with a corresponding valuation allowance of $342,000. For the years ended December 31, 2000, 2001, and 2002, the average recorded investment in impaired loans was approximately $1,103,000, $1,014,000, and $1,448,000, respectively. In 2000, 2001, and 2002, Humboldt recognized $44,000, $56,000, and $75,000, respectively, of interest on impaired loans (during the portion of the year that they were impaired), all of which was recognized on the cash basis. Nonaccrual loans totaled $2,915,000 and $3,054,000 at December 31, 2001, and 2002 respectively. Foregone interest on nonaccrual loans was approximately $96,000, $175,000 and $143,000 for the years ended December 31, 2000, 2001, and 2002.

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes activity related to the allowance for loan losses for the years ended December 31:

	2000	2001	2002

	(Dollars in thousands)

Beginning balance	$5,502	$8,367	$9,765

Provision for loan losses	2,535	2,903	3,321

Allowance of entities acquired through mergers accounted for under the purchase accounting method	2,000	—	—

Charge offs	(1,918)	(1,917)	(2,147)

Recoveries	248	412	675

Ending balance	$8,367	$9,765	$11,614

Note 6 — Premises and Equipment

      Components of premises and equipment included the following at December 31:

	2001	2002

	(Dollars in thousands)

Land	$2,466	$2,228

Buildings and improvements	13,110	12,182

Furniture, fixtures and equipment	12,080	13,187

Leasehold improvements	932	1,050

	28,588	28,647

Less: Accumulated depreciation and amortization	(9,318)	(12,054)

	$19,270	$16,593

      Depreciation expense totaled $1,969,000, $2,861,000 and $2,597,000 in 2000, 2001 and 2002.

Note 7 — Mortgage Servicing Rights

      In August 2002, the Bank sold its residential mortgage loan servicing portfolio to a third party for cash consideration of $2,420,000. The Bank recognized a loss, net of selling-related costs, of approximately $259,000 included in Fees and Other income on the Income Statement. In connection with this sale, the Bank adopted a program whereby the residential mortgage loans are sold on a “servicing released” basis.

      The Bank recorded servicing assets related to the sale of SBA loans in 2001 and 2002 of $162,000 and $821,000 respectively. The carrying value of the SBA servicing asset was $766,000 and $716,000 as of December 31, 2001 and 2002 respectively. An impairment charge of $600,000 was recorded at December 31, 2002 based on the fair value of the servicing asset. No impairment was recorded at December 31, 2001. The valuation analysis was provided by a third party using estimated discount rates of 13-14%.

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Interest-Bearing Deposits

      Interest-bearing deposits consisted of the following at December 31:

	2001	2002

	(Dollars in thousands)

Negotiable order of withdrawal (NOW)	$46,724	$52,052

Savings and money market	234,740	224,908

Time, $100,000 and over	109,476	102,743

Other time less than $100,000	198,060	157,760

Brokered time deposits	4,994	75,558

	$593,994	$613,021

      Interest expense on these deposits for the years ended December 31 is as follows:

	2000	2001	2002

	(Dollars in thousands)

NOW	$375	$247	$111

Savings and money market	4,704	6,268	3,249

Time, $100,000 and over	6,249	6,513	4,095

Other time less than $100,000	11,826	12,020	5,479

Brokered time deposits	—	155	698

	$23,154	$25,203	$13,632

      The maturities of time deposits at December 31, 2002 are as follows (dollars in thousands):

Three months or less	$71,232

Over three months through twelve months	187,531

Over one year through three years	72,933

Over three years	4,365

$336,061

      As of December 31, 2002, Humboldt had $76 million of brokered certificates of deposit outstanding, most of which mature in less than one year. One brokered issuance, in the amount of $10 million, matures in June 2010. This deposit, which bears a fixed rate of 4.70%, was paired with an interest rate swap to convert the rate to LIBOR plus 7 basis points on a variable basis. The certificate of deposit is callable at the Bank’s option and the swap is callable by the counterparty after one year. Management expects that brokered certificates of deposit will be used from time to time in the future as an alternative source of funding.

Note 9 — Lines of Credit and Borrowed Funds

      The Bank has uncommitted federal funds lines of credit agreements with four financial institutions in the amounts of $23,500,000 and $23,000,000 as of December 31, 2001 and 2002 respectively. Availability of the lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity, and cannot be used for more than ten consecutive business days or more than twelve times during a given thirty day period. At December 31, 2001 and 2002 there were no borrowings outstanding under the agreements.

      The Bank had advances from the Federal Home Loan Bank (“FHLB”) as of December 31, 2002 totaling $63,000,000. These advances are due at various maturity dates ranging from January 1, 2003 to May 2, 2013,

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and interest rates ranging from 1.01% to 7.44%. The advances have various repayment schedules for both principal and interest. The FHLB advances are collateralized by first mortgage loans, mortgage-backed securities and FHLB stock. Advances from the FHLB outstanding at December 31, 2002 mature as follows:

Year	Amount

(Dollars in
thousands)

2003	$36,385

2004	13,677

2005	10,000

2006	—

2007	1,000

Thereafter	1,872

Total	$62,934

      The total maturities noted in 2003 above include $3,385,000 in FHLB overnight borrowings.

      Humboldt has a line of credit with an unaffiliated financial institution with a borrowing limit of $7,000,000. This line is secured with stock of the Bank and bears interest at a variable rate of Prime plus 75 basis points, with interest payments due monthly. Principal is due at maturity, in October 2003. Humboldt Bancorp paid an origination fee of $52,500 in connection with this facility; this fee is being amortized over the life of the loan. This facility had an effective rate of 5.00% and an outstanding balance of $3,700,000, at December 31, 2002.

      Humboldt has an amortizing term loan with an unaffiliated financial institution bearing a fixed rate of 6.625% that matures in October 2004. The balance of this note was 1,297,000 at December 31, 2002. Humboldt also has another amortizing term loan with an unaffiliated financial institution bearing a variable rate of interest that matures in March of 2003. The interest rate and balance at December 31, 2002 was 7.5% and $202,000 respectively.

      Bancorp has an unsecured line of credit with an unaffiliated financial institution with a borrowing limit of $1,000,000. This line bears interest at a variable rate of Prime plus 125 basis points, with interest payments due monthly. Principal is due at maturity, in April 2003. There was no balance on this line as of December 31, 2001 and a balance of $1,165,000 as of December 31, 2002.

Note 10 — Trust Preferred Securities

      In March 2000, Humboldt formed a wholly owned Delaware statutory business trust, HB Capital Trust I (“Capital Trust I”), which issued $5,150,0000 of guaranteed preferred beneficial interests in Humboldt’s junior subordinated deferrable interest debentures (the “Trust Preferred Securities”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Capital Trust I are owned by Humboldt. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by Capital Trust I to purchase $5,310,000 of junior subordinated debentures of Humboldt, which carry a fixed interest rate of 10.875%. The debentures represent the sole asset of Capital Trust I. The debentures and related earnings statement effects are eliminated in Humboldt’s financial statements. The Trust Preferred Securities accrue and pay distributions semiannually at a fixed rate of 10.875% per annum of the stated liquidation value of $1,000 per capital security. Humboldt has entered into contractual arrangements which, taken collectively, fully and unconditionally, guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by Capital Trust I, and

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Capital Trust I. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on March 8, 2030, or upon earlier redemption as provided in the indenture. Humboldt has the right to redeem the debentures purchased by Capital Trust I in whole or in part, on or after March 8, 2010. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount, any accrued but unpaid interest, plus a premium ranging from 5.438% in 2010 to 0.544% in 2019.

      In February 2001, Humboldt formed a wholly owned Connecticut statutory business trust, Humboldt Bancorp Statutory Trust I (“Statutory Trust I”), which issued $5,000,000 of guaranteed preferred beneficial interests in Humboldt’s junior subordinated deferrable interest debentures (the “Trust Preferred Securities”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Statutory Trust I are owned by Humboldt. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by Humboldt Statutory Trust to purchase $5,150,000 of junior subordinated debentures of Humboldt, which carry a fixed interest rate of 10.20%. The debentures represent the sole asset of Statutory Trust I. The debentures and related earnings statement effects are eliminated in Humboldt’s financial statements. The Trust Preferred Securities accrue and pay distributions semiannually at a fixed rate of 10.20% per annum of the stated liquidation value of $1,000 per capital security. Humboldt has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by Statutory Trust I, and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Statutory Trust I. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures in February 2031, or upon earlier redemption as provided in the indenture. Humboldt has the right to redeem the debentures purchased by Statutory Trust I in whole or in part, on or after February 22, 2011. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount, any accrued but unpaid interest, plus a premium ranging from 5.10% in 2011 to 0.51% in 2020. After February 22, 2020, there is no premium for redemption.

      In December 2001, Humboldt formed a wholly owned Connecticut statutory business trust, Humboldt Bancorp Statutory Trust II (“Statutory Trust II”), which issued $10,000,000 of guaranteed preferred beneficial interests in Humboldt’s junior subordinated deferrable interest debentures (the “Trust Preferred Securities”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of Statutory Trust II are owned by Humboldt. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by Humboldt Statutory Trust to purchase $10,300,000 million of junior subordinated debentures of Humboldt, which carry a floating rate based on three-month LIBOR plus 360 basis points. The debentures represent the sole asset of Statutory Trust II. The debentures and related earnings statement effects are eliminated in Humboldt’s financial statements. The Trust Preferred Securities accrue and pay distributions at a floating rate of three-month LIBOR plus 360 basis points per annum of the stated liquidation value of $1,000 per capital security. Humboldt has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by Statutory Trust II, and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Statutory Trust II. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures in December 2031, or upon earlier redemption as provided in the indenture. Humboldt has the right to redeem the debentures purchased by Statutory Trust II in whole or in part, on or after December 18, 2006. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount, any accrued but unpaid interest. In order to manage the interest rate risk associated with this Trust Preferred Securities issuance, Humboldt entered into an interest rate swap agreement with an unrelated third

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

party that converted the floating rate to a fixed rate of 8.42% for five years. Additional information about this agreement is provided in Note 11.

Note 11 — Derivative Financial Instruments

      Humboldt maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The objective is to reduce Humboldt’s exposure to changes in market interest rates by modifying the repricing characteristics of certain balance sheet assets and liabilities through the use of a derivative hedging instrument. Humboldt views this strategy as a component of a comprehensive and prudent asset liability management program.

      Derivative instruments that are used as part of Humboldt’s interest rate risk-management strategy consist entirely of interest rate swap contracts. As a matter of policy, Humboldt does not use highly leveraged derivative instruments for interest rate risk management. Interest rate swaps generally involve the exchange of fixed and variable rate interest payments between two parties, based on a common notional principal amount and maturity date.

      Humboldt accounts for all derivative financial instruments in accordance with SFAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 138, an amendment to SFAS No. 133. Further information regarding the accounting treatment is provided in Note 1. At December 31, 2002, Humboldt had the following interest rate swap contracts (dollars in thousands):

Issue	Notional		Rate				Fair
Date	Amount	Rate Paid	Received	Maturity Date	Hedge Type	Hedged Instrument	Value

January 2002	$25,000	4.25%(1)	6.72%	January 2005	Cash Flow	Loans	$1,016

July 2002	$25,000	4.25%(2)	6.30%	July 2005	Cash Flow	Loans	$829

December 2002	$10,000	1.45%(3)	4.70%	June 2010	Fair Value	Callable CD	$49

December 2001	$10,000	8.42%(4)	4.98%	December 2006	Cash Flow	Trust Preferred	$(739)

(1)	Variable rate based on prime

(2)	Variable rate based on prime

(3)	Variable rate based on LIBOR + 7 basis points

(4)	Fixed rate

      As of December 2001 the Company had no amount recorded in other assets for interest rate swaps as the $10 million notional swap noted above was purchased in late December of that same year. As of December 2002, the Company had $1,155,000 recorded as the carrying value of interest rate swaps included in other assets.

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Fees and Other Income

      Fees and other income consisted of the following for the years ended December 31:

	2000	2001	2002

	(Dollars in thousands)

Merchant bankcard processing fees	$12,316	$16,484	$16,916

Lease residuals and rentals	927	832	405

Credit card program fees	259	252	29

Fees for customer services	449	992	684

ATM Funding Income	3,081	2,983	825

Earnings on bank-owned life insurance	433	875	814

Loan and lease servicing fees	552	363	(413)

Other	1,037	1,950	798

	$19,054	$24,731	$20,058

Note 13 — Other Expenses

      Other expenses consisted of the following for the years ended December 31:

	2000	2001	2002

	(Dollars in thousands)

Merchant bankcard program	$4,733	$5,599	$6,393

Professional and other outside services	1,871	2,709	3,954

Stationery, supplies and postage	1,160	1,588	1,562

Telephone and travel	1,260	1,534	1,756

Amortization of core deposit intangible	684	876	503

Data processing and ATM fees	565	874	801

Advertising	473	430	580

Other	4,036	3,709	5,270

ATM funding loss	—	1,537	—

	$14,782	$18,856	$20,819

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Income Taxes

      The components of income tax expense included in the statements of income were as follows for the years ended December 31:

	2000	2001	2002

	(Dollars in thousands)
Currently payable

Federal	$4,947	$4,561	$7,345

State	1,736	1,338	374

	6,683	5,899	7,719

Deferred tax benefit

Federal	(1,784)	(1,626)	(2,223)

State	(446)	(484)	(1,059)

	(2,230)	(2,110)	(3,282)

Net provision for income taxes	$4,453	$3,789	$4,437

      A reconciliation of income taxes computed at the federal statutory rate of 34% and the provision for income taxes for the years ended December 31 are as follows:

	2000	2001	2002

	(Dollars in thousands)

Income tax at Federal statutory rate	$4,583	$3,663	$5,772

State franchise tax, less federal income tax benefit	1,021	563	(453)

Merger related Expenses	—	386	—

Interest on municipal obligations exempt from Federal tax	(530)	(501)	(442)

Interest on enterprise zone loans exempt from State tax	(72)	—	—

Life insurance earnings and expenses	(291)	(101)	(223)

Low income housing credits	(141)	(175)	(136)

Deferred tax asset valuation allowance change	(127)	(23)	—

Other differences	10	(23)	(81)

Provision for income taxes	$4,453	$3,789	$4,437

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to the components of the net deferred tax asset recorded as an other asset as of December 31 were as follows:

	2001	2002

	(Dollars in
	thousands)

Deferred tax assets:

Allowance for loan and lease losses	$3,334	$4,408

Deferred loan fees	122	238

State franchise taxes	393	243

Depreciation	749	1,222

Merchant Bankcard program	1,141	1,106

Core deposit intangible amortization	604	666

Organization costs	81	41

Deferred Compensation	3,747	4,931

Other	394	406

Total deferred tax assets	10,565	13,261

Valuation allowance for deferred tax assets	(241)	(241)

Deferred tax assets recognized	10,324	13,020

Deferred tax liabilities:

Loan premium	(971)	(555)

Unrealized securities holding gains	(386)	(2,468)

Federal Home Loan Bank stock dividends	(85)	(131)

Other	(597)	(381)

Total deferred tax liabilities	(2,039)	(3,535)

Net deferred tax asset	$8,285	$9,485

      Amounts presented for the tax effects of temporary differences are based upon estimates and assumptions and could vary from amounts ultimately reflected on Humboldt’s tax returns. Accordingly, the variances from amounts reported for prior years are primarily the result of adjustments to conform to the tax returns as filed. A valuation allowance has been established to reduce deferred tax assets to the amount that is more likely than not to be realized.

      Income taxes receivable were $1,038,000 and $278,000 at December 31, 2001 and 2002, respectively and were included in other assets.

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 — Earnings per Share

      The following is a computation of basic and diluted earnings per share for the years ended December 31, which has been retroactively adjusted for stock dividends and splits:

	2000	2001	2002

	(Dollars in thousands except
	per share amounts)

Basic earnings per share:

Weighted average shares outstanding	12,037	12,464	12,503

Net income (loss)	$9,020	$(7,009)	$12,263

Net income from continuing operations	$9,027	$6,985	$12,539

Basic earnings (loss) per share	$0.75	$(0.56)	$0.98

Basic earnings per share — continuing operations	$0.75	$0.56	$1.00

Diluted earnings per share:

Weighted average shares outstanding	12,037	12,464	12,503

Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	652	532	546

Total weighted average shares and common stock equivalents outstanding	12,689	12,996	13,049

Net income (loss)	$9,020	$(7,009)	$12,263

Net income from continuing operations	$9,027	$6,985	$12,539

Diluted earnings (loss) per share	$0.71	$(0.54)	$0.94

Diluted earnings per share — continuing operations	$0.71	$0.54	$0.96

      The following table presents options that were outstanding for the years ended December 31, 2000, 2001, and 2002, but were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of Humboldt common shares:

2000		2001		2002

Range of	Number of	Range of	Number of	Range of	Number of
Exercise Prices	Shares	Exercise Prices	Shares	Exercise Prices	Shares

$9.47 to $10.85	126,108	$7.38 to $8.78	155,063	$9.96 to $11.56	216,345
		$8.79 to $10.85	210,610	$11.57 to $14.94	55,000

      Humboldt had outstanding at December 31, 2000, 2001, and 2002, warrants for 130,680 shares issued in connection with the acquisition of Silverado Merger Corporation in 1999. The current exercise price of these warrants is $9.47. The warrants were excluded from the calculation of diluted earnings per share for 2000 and 2001 because the exercise price exceeded the average market price of Humboldt common stock.

Note 16 — Benefit Plans

      Retirement and Profit Sharing Plan: Humboldt has a defined contribution/401(k) retirement plan covering substantially all of the employees. During 2001, this plan was amended in order to combine the Humboldt Employee Stock Bonus Plan into the 401(k) plan in order to reduce the administrative burden of managing the plans. Contributions to the plan are made at the discretion of the Board of Directors in an amount not to exceed the maximum amount deductible under the profit sharing plan rules of the Internal Revenue Service. Employees may elect to have a portion of their compensation contributed to the plan in conformity with the requirements of Section 401(k) of the Internal Revenue Code. Salaries and employee

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefits expense includes company contributions to the retirement plan (inclusive of amounts contributed to the former Employee Stock Bonus Plan) of $443,000 during 2000, $642,000 during 2001, and $403,000 during 2002.

      Postemployment Benefit Plans and Life Insurance Policies: Humboldt has purchased single premium life insurance policies in connection with the implementation of salary continuation and deferred compensation plans for certain key employees. The policies provide protection against the adverse financial effects from the death of a key employee and provide income to offset expenses associated with the plans. The specified employees are insured under the policies, but Humboldt is the owner and beneficiary. At December 31, 2001 and 2002, the cash surrender value of these policies totaled approximately $15,091,000 and $15,613,000, respectively.

      The plans are unfunded and provide for Humboldt to pay the employees specified amounts for specified periods after retirement and allow the employees to defer a portion of current compensation in exchange for the Humboldt’s commitment to pay a deferred benefit at retirement. If death occurs prior to or during retirement, Humboldt will pay the employee’s beneficiary or estate the benefits set forth in the plans.

      At December 31, 2001 and 2002, liabilities recorded for the estimated present value of future salary continuation and deferred compensation benefits totaled approximately $5,948,000 and $6,384,000 respectively. Deferred compensation is vested as to the amounts deferred. Humboldt maintains a non-qualified salary continuation plan for certain senior executive officers. Under these plans, Humboldt has agreed to pay benefits for a ten to fifteen year period after retirement so long as certain length of service vesting requirements are met. The plan is informally linked to several single premium universal life insurance policies that provide life insurance on certain senior executive officers with Humboldt named as the owner and beneficiary of these policies. Salary continuation expense totaled $446,000, $765,000, and $432,000 as of December 31, 2000, 2001, and 2002 respectively.

      Director Fee Plan: Humboldt has adopted the Humboldt Bancorp & Subsidiaries Director Fee Plan (“Fee Plan”), as amended and restated effective December 17, 2002. The Fee Plan permits each director of Humboldt Bancorp or the Banks to elect to receive director’s fees in the form of Humboldt common stock, cash, or a combination of Humboldt common stock and cash, and to elect to defer the receipt of any of the foregoing until the end of his term as a director. If deferral is elected, the amount of the director’s fees shall be credited to an account on behalf of the director, however, such crediting shall constitute a mere promise on the part of the Humboldt to pay/distribute on this account. The account is otherwise unsecured, unfunded and subject to the general claims of creditors of Humboldt. The Fee Plan provides for the issuance of up to 193,261 shares of Humboldt common stock. The amount of such fees deferred in 2000, 2001, and 2002 totaled $65,000, $120,000, and $154,000, respectively. At December 31, 2001 and 2002, the liability for amounts due under this plan totaled $335,000 and $304,000 respectively, or approximately 39,904 and 32,293 shares of stock, respectively, based upon the fair market value of the stock at the time the fee was earned.

Note 17 — Stock Option Plans

      Humboldt had stock options outstanding under various plans at December 31, 2001, including two plans assumed in the merger with Tehama Bancorp. The stock option plans provide for option grants to directors and key employees to purchase shares of Humboldt common stock at a price based on the fair market value on the date of grant. The 2001 Humboldt Bancorp & Subsidiaries Equity Incentive Plan (“2001 Plan”) provides for grants of options, restricted stock and stock appreciation rights. As of December 31, 2002, a total of 16,837 options were available for grant from the 2001 Plan and 12,880 options were available from the 1992 plan. No options were available for grant from any other plan. Generally, the options are granted for a term of ten years. Options granted to directors typically are vested immediately and options granted to employees vest ratably over three years. Options granted under the Tehama Bancorp plans did not fully vest as a result of the merger.

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of stock options outstanding and exercised under Humboldt’s various stock option plans:

	2000		2001		2002

	Number of	Weighted-Avg	Number of	Weighted-Avg	Number of	Weighted-Avg
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	1,717,448	$4.13	1,868,806	$4.75	1,717,111	$5.20

Granted	329,377	7.07	129,089	6.95	258,000	10.82

Exercised	(144,702)	2.48	(230,602)	2.49	(469,752)	4.56

Forfeited	(33,317)	5.71	(50,182)	6.38	(36,091)	5.67

Outstanding at end of year	1,868,806	$4.75	1,717,111	$5.20	1,469,268	$6.38

Options exercisable at year-end	1,488,406	$4.52	1,481,100	$5.13	1,208,157	$5.89

      The following table summarizes information about fixed stock options outstanding at December 31, 2002 under Humboldt’s various stock option plans:

	Options Outstanding			Options Exercisable

		Weighted-Average
Range of		Remaining	Weighted-Average		Weighted-Average
Exercise Prices	Number	Contractual Life	Exercise Price	Number	Exercise Price

$1.494 to $ 4.18	399,574	2.1	$2.72	396,760	$2.71

$ 4.19 to $ 6.88	358,024	5.3	4.82	272,464	4.90

$ 6.89 to $ 9.58	440,325	6.8	8.15	424,255	8.13

$ 9.59 to $12.28	216,345	8.8	10.16	96,345	10.42

$12.29 to $14.94	55,000	9.5	14.04	18,333	14.04

Total	1,469,268	5.6	$6.38	1,208,157	$5.89

Note 18 — Related Party Transactions

      The Bank has entered into lending transactions with related parties, which are defined as directors, executive officers and related interests. The following is a summary of the aggregate activity involving related party borrowers for the years ended December 31, 2001 and 2002:

	2001	2002

	(Dollars in thousands)

Loans outstanding at beginning of year	$8,031	$7,264

Loan disbursements	1,771	964

Loan repayments	(2,538)	(3,779)

Loans outstanding at end of year	$7,264	$4,449

Note 19 — Commitments and Contingent Liabilities

      Lease Commitments: Humboldt leases 19 sites under noncancellable operating leases. Four of the leases are renewable for an additional five-year period, five of the leases are renewable for two consecutive five-year periods, two of the leases are renewable for three consecutive five-year periods, and one of the leases is renewable for four consecutive five-year periods. The leases contain varying requirements for increases

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including adjustments based on the Consumer Price Index with minimum increases of 2% and maximum increases of 10%. Other leases have scheduled adjustments to the base rent.

      As of December 31, 2002, future minimum lease payments under noncancelable operating leases are as follows (dollars in thousands):

2003	$650

2004	595

2005	558

2006	523

2007	434

Thereafter	437

Total minimum lease commitments	$3,197

      Rent expense for the years ended December 31, 2000, 2001, and 2002 totaled $925,000, $1,021,000, and $948,000 respectively. Rental income was $403,000 in 2002. Future rental income is $414,000 annually through November 2008.

      Financial Instruments with Off-Balance-Sheet Risk: Humboldt’s financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, credit card arrangements and standby letters of credit. A summary of Humboldt’s commitments and contingent liabilities at December 31, 2002 is as follows:

	Contractual Amounts

	2001	2002

	(Dollars in thousands)

Commitments to extend credit	$69,735	$153,178

Credit card arrangements	7,680	13,685

Standby letters of credit	2,727	2,144

      Commitments to extend credit, credit card arrangements and standby letters of credit all include exposure to some credit loss in the event of nonperformance of the customer. Humboldt’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extension of credit that are recorded on the balance sheet. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to Humboldt.

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Humboldt evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Humboldt upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, certificates of deposits and income-producing commercial properties.

      Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. All letters of credit are short-term guarantees with no guarantees extending more than two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending facilities to customers. Humboldt holds assigned deposit accounts as collateral supporting those commitments

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for which collateral is deemed necessary. None of these letters of credit were utilized during 2001 or 2002. Humboldt did not incur any losses on its commitments in 2000, 2001, or 2002.

      Merchant Credit and Debit Card Sales Processing: Humboldt processes the settlement of credit and debit card sales for merchants located throughout the United States and Puerto Rico. The process involves collecting funds from the card issuing bank and crediting the merchant accounts in exchange for a merchant discount and other processing fees. The more significant areas of risk associated with this process includes the risk that funds due from the card issuing bank will be uncollectible, that significant fees may be assessed for violations of VISA or MasterCard rules or that the merchant may be unable to absorb charge-backs, deliver products due to insolvency or commit fraud. To protect Humboldt from losses, merchant deposits of $76,100,000 at December 31, 2001, and $68,736,000 at December 31, 2002 and have been established by withholding a percentage of merchant processing volume. Humboldt incurred approximately $151,000 and $196,000, in net charge-offs related to merchant credit card processing, during 2001 and 2002, respectively.

      Humboldt processed approximately $4.8 and $5.1 billion of credit and debit card transactions for merchants during 2001 and 2002, respectively. Humboldt also has contractual agreements under which it processes merchant bankcard services through independent service organizations (“ISO’s”). ISO’s represent $4.4 billion of Humboldt’s credit and debit card sales during 2002. Under the terms of the ISO agreements, Humboldt is indemnified against loss by the ISO.

      Legal Proceedings: Various legal claims have arisen during the normal course of business that, in the opinion of management, will not result in material liability to Humboldt.

Note 20 — Regulatory Matters

      The primary source of cash for Humboldt is dividends received from the Bank. Banking regulations limit the amount of cash dividends that may be paid without prior approval of the Bank’s primary regulatory agency. Cash dividends are limited by the California Financial Code to the lesser of retained earnings, if any, or net income for the last three years, net of the amount of any other capital distributions made during such periods. As of December 31, 2002, $10,450,000 was available for cash dividend distributions from the Bank without prior regulatory approval.

      Humboldt and the Bank are subject to various regulatory capital requirements as defined for banks and bank holding companies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Humboldt’s financial statements.

      As of December 31, 2002, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. The regulatory definition of “prompt corrective action” is not applicable to Humboldt as a Bank Holding Company. However, the Federal Reserve has established Regulation Y, which requires a Holding Company to be well capitalized in order to qualify for expedited approval of regulatory applications. For such purposes, “well capitalized” is defined as a Tier 1 risk-based ratio of 6% or more and a total risk-based ratio capital ratio greater than or equal to 4%. There are no conditions or events since that notification that management believes have changed the capital category of Humboldt or the Bank. The following table provides a summary of the capital amounts and ratios for Humboldt and the Bank as of December 31, 2001 and 2002. Since Humboldt merged its Capitol Valley Bank, Capitol Thrift & Loan, and

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tehama Bank subsidiaries into Humboldt Bank during 2002, the capital and related ratios for December 31, 2001 have been adjusted to show the four banks subsidiaries as one:

					To Be Well
			For Capital		Capitalized Under
			Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

		(dollars in thousands)

As of December 31, 2001:
Total Capital (to Risk Weighted Assets)

Consolidated	$90,671	11.70%	$61,916	8.0%	N/A

Humboldt Bank	$81,792	10.55%	$60,234	8.0%	$75,291	10.0%
Tier I Capital (to Risk Weighted Assets)

Consolidated	$80,996	10.45%	$30,958	4.0%	N/A

Humboldt Bank	$73,060	9.43%	$30,117	4.0%	$45,175	6.0%
Tier I Capital (to Average Assets)

Consolidated	$80,996	8.45%	$38,348	4.0%	N/A

Humboldt Bank	$73,060	7.62%	$39,240	4.0%	$49,050	5.0%

As of December 31, 2002:
Total Capital (to Risk Weighted Assets)

Consolidated	$98,918	11.43%	$69,247	8.0%	N/A

Humboldt Bank	$95,019	11.10%	$68,462	8.0%	$85,578	10.0%
Tier I Capital (to Risk Weighted Assets)

Consolidated	$88,089	10.18%	$34,623	4.0%	N/A

Humboldt Bank	$84,310	9.85%	$34,231	4.0%	$51,347	6.0%
Tier I Capital (to Average Assets)

Consolidated	$88,089	8.73%	$40,360	4.0%	N/A

Humboldt Bank	$84,310	8.47%	$39,805	4.0%	$49,757	5.0%

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21 —	Condensed Financial Information of the Humboldt Bancorp (Parent Company Only)

Condensed Balance Sheets

December 31, 2001 and 2002

	2001	2002

Assets

Cash	$69	$1,245

Investment in subsidiaries	76,743	94,017

Net assets of discontinued operations	6,669	—

Investment securities	7,679	4,707

Other assets	8,632	9,310

Total assets	$99,792	$109,279

Liabilities

Borrowed funds	$10,317	$6,989

Trust preferred securities	20,150	20,150

Other liabilities	4,743	4,292

Total liabilities	35,210	31,431

Stockholders’ equity	64,582	77,848

Total liabilities and shareholders’ equity	$99,792	$109,279

Condensed Statements of Income

For the years ended December 31, 2000, 2001 and 2002

	2000	2001	2002

Dividends from subsidiaries	$7,660	$5,070	$14,837

Reimbursement from subsidiaries for allocated expenses	3,489	6,715	4,937

Other income	561	499	6

Expenses	(6,736)	(17,009)	(11,008)

Income (loss) before taxes	4,974	(4,725)	8,772

Tax (expense) benefit	1,143	3,203	1,715

Income (loss) before equity in undistributed income of subsidiaries	6,117	(1,522)	10,487

Equity in undistributed income (loss) of subsidiaries	2,903	(5,487)	1,776

Net income (loss)	$9,020	$(7,009)	$12,263

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flows

For the years ended December 31, 2000, 2001 and 2002

	2000	2001	2002

Operating activities:

Net income	$9,020	$(7,009)	$12,263

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Return of (equity in) undistributed income of subsidiaries	(2,902)	5,487	(1,776)

(Increase) decrease in other assets	(2,734)	(8,462)	6,817

Increase (decrease) in other liabilities	301	4,072	(505)

Net cash provided by (used in) operating activities	3,685	(5,912)	16,799

Investing activities:

Acquisition of Capitol Thrift and Loan (net of dividends)	(9,675)	—	—

Investment in subsidiaries	(3,000)	(3,500)	(6,844)

Wind down of discontinued operations	(2,000)	(13,145)	(6,447)

Purchase of available-for-sale securities	(160)	(50)	(800)

Purchase of held-to-maturity securities	(4,776)	(712)	—

Proceeds from maturity of held-to-maturity securities	1,092	—	—

Proceeds from maturity of available for sale securities	—	—	3,772

Net cash used in investing activities	(18,519)	(17,407)	(10,319)

Financing activities:

Net increase (decrease) in borrowed funds	497	7,820	(3,328)

Proceeds from issuance of trust preferred securities	5,150	15,000	—

Repurchase of common stock	—	—	(4,289)

Cash dividends on common stock	—	—	(886)

Cash paid for fractional shares	(7)	(9)	(9)

Cash paid for dissenters shares	—	(220)	—

Proceeds from issuance of common stock	8,403	666	3,208

Net cash provided by (used in) financing activities	14,043	23,257	(5,304)

Net (increase) decrease in cash	(791)	(62)	1,176

Cash at beginning of year	922	131	69

Cash at end of year	$131	$69	$1,245

Note 22 — Fair Values of Financial Instruments

      Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Humboldt as a whole.

      The estimated fair values of the Humboldt’s financial instruments are as follows at December 31:

	2001		2002

		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(Dollars in thousands)

Financial assets:

Cash and due from banks	54,567	54,567	35,156	35,156

Interest-bearing deposits in other banks	920	920	202	202

Investment securities	172,473	172,473	181,471	181,471

Loans and leases, net	654,567	680,156	749,034	767,877

Interest rate swap contracts	—	—	1,155	1,155

Financial liabilities:

Deposits	807,086	810,700	840,427	846,880

Borrowed funds	45,560	44,746	69,857	64,324

Trust preferred securities	20,150	21,112	20,150	22,567

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

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Borrowed funds and trust preferred securities: The fair value of borrowed funds and trust preferred securities is estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar debt instruments.

Off-balance sheet instruments: Off-balance sheet instruments consist of commitments to extend credit, credit card arrangements, standby letters of credit and derivative contracts. The contract or notional amounts of Humboldt’s financial instruments with off-balance-sheet risk are disclosed in Note 19. Estimating the fair value of commitments to extend credit is not considered practicable due to the immateriality of the amounts of fees collected, which are used as a basis for calculating the fair value, on such instruments. The fair value of interest rate swap contracts is based on the discounted net present value of the swap using third party dealer quotes.

Note 23 — Operating Segments

      Reportable operating segments are generally defined as components of an enterprise for which discrete financial information is available, whose operating results are regularly reviewed by the organization’s decision makers and whose revenue from external customers is 10 percent or more of total revenue. Humboldt has two reportable segments under this definition, commercial banking and merchant bankcard services. The commercial banking segment provides traditional banking services such as checking, savings, time certificates of deposit, loans, and lease financings. The merchant bankcard segment processes the settlement of credit and debit card sales for merchants and issues and maintains credit card accounts for its customers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Humboldt evaluates performance based on profit or loss from operations before income taxes. Humboldt’s reportable segments are strategic business units that provide different services that are carried out by separate departments. Included in the commercial banking segment are all other operations of Humboldt, excluding discontinued operations.

      The following table includes segment profit, including certain revenues and expenses, and segment assets as of and for the year ended:

		Merchant
	Commercial	Bankcard
	Banking	Services	Total

	(dollars in thousands)

December 31, 2000:

Interest income	59,069	447	59,516

Interest expense	24,508	374	24,882

Interest income/(expense) allocation	(1,543)	1,543	—

Provision for loan and lease losses	2,378	157	2,535

Non-interest income	6,682	16,182	22,864

Non-interest expense	29,245	12,238	41,483

Segment profit, before taxes	8,902	4,578	13,480

Segment assets	$791,300	$61,600	$852,900

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Merchant
	Commercial	Bankcard
	Banking	Services	Total

	(dollars in thousands)

December 31, 2001:

Interest income	65,780	385	66,165

Interest expense	28,124	217	28,341

Interest income/(expense) allocation	(1,611)	1,611	—

Provision for loan and lease losses	2,836	67	2,903

Non-interest income	9,166	20,561	29,727

Non-interest expense	35,625	18,249	53,874

Segment profit, before taxes	6,750	4,024	10,774

Segment assets	$856,466	$102,451	$958,917

December 31, 2002:

Interest income	63,942	403	64,345

Interest expense	17,413	224	17,637

Interest income/(expense) allocation	(1,155)	1,155	—

Provision for loan and lease losses	3,169	152	3,321

Non-interest income	9,098	17,049	26,147

Non-interest expense	40,406	12,152	52,558

Segment profit, before taxes	10,897	6,079	16,976

Segment assets	$948,331	$83,219	$1,031,550

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 24 — Quarterly Financial Information (Unaudited)

      The following table presents the summary results for the stated eight quarters:

	For the quarter ended

	March 31,	June 30,	September 30,	December 31,
	2001	2001	2001	2001	Four Qtrs

	(Dollars in thousands)

Interest income	$16,763	$16,577	$16,492	$16,333	$66,165

Interest expense	7,758	7,560	7,059	5,964	28,341

Net interest income	9,005	9,017	9,433	10,369	37,824

Provision for loan losses	794	583	509	1,017	2,903

Other income	7,039	7,287	7,431	7,970	29,727

Other expenses	14,945	12,355	12,117	14,457	53,874

Income before taxes	305	3,366	4,238	2,865	10,774

Income taxes	217	1,047	1,454	1,071	3,789

Net income from continuing operations	88	2,319	2,784	1,794	6,985

Income (loss) from discontinued operations, net of tax	(1,062)	(13,532)	—	600	(13,994)

Net income	$(974)	$(11,213)	$2,784	$2,394	$(7,009)

Earnings (loss) per share — basic:

Continuing Operations	$0.01	$0.19	$0.22	$0.14

Discontinued Operations	(0.09)	(1.09)	0.00	0.05

Net income (loss)	$(0.08)	$(0.90)	$0.22	$0.19

Earnings (loss) per share — diluted:

Continuing Operations	$0.01	$0.18	$0.21	$0.14

Discontinued Operations	(0.09)	(1.08)	0.00	0.04

Net income (loss)	$(0.08)	$(0.90)	$0.21	$0.18

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the quarter ended

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002	Four Qtrs

	(Dollars in thousands, except per share data)

Interest income	$15,407	$15,802	$16,404	$16,732	$64,345

Interest expense	4,625	4,428	4,456	4,128	17,637

Net interest income	10,782	11,374	11,948	12,604	46,708

Provision for loan losses	446	642	1,103	1,130	3,321

Other income	6,698	7,365	6,872	5,212	26,147

Other expenses	13,400	13,679	13,032	12,447	52,558

Income before taxes	3,634	4,418	4,685	4,239	16,976

Income taxes	1,096	1,281	1,108	952	4,437

Net income from continuing operations	2,538	3,137	3,577	3,287	12,539

Income (loss) from discontinued operations, net of tax	—	(276)	—	—	(276)

Net income (loss)	$2,538	$2,861	$3,577	$3,287	$12,263

Earnings (loss) per share — basic:

Continuing Operations	$0.20	$0.25	$0.29	$0.26

Discontinued Operations	—	(0.02)	—	—

Net income (loss)	$0.20	$0.23	$0.29	$0.26

Earnings (loss) per share — diluted:

Continuing Operations	$0.20	$0.24	$0.27	$0.25

Discontinued Operations	—	(0.02)	—	—

Net income (loss)	$0.20	$0.22	$0.27	$0.25

Note 25 — Subsequent Events

      On March 13, 2003, the Bank completed the sale of its proprietary merchant bankcard operations to an affiliate of First National Bank Holding Company (“FNB”) for $32 million in cash. Humboldt expects to recognize an after-tax gain of approximately $18 million in connection with this sale during the first quarter of 2003. Under the terms of the agreement, FNB has entered into a five-year lease for approximately 18,000 square feet of office space in a building owned by the Bank. In addition, the Bank will continue to provide FNB with sponsorship to VISA and Mastercard for a period of up to six months after closing, with FNB providing full indemnification for any losses incurred. At the point FNB no longer requires sponsorship by the Bank, approximately $12 million of deposits associated with merchant loss reserves will be transferred to a financial institution selected by FNB.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Effective September 4, 2001, Richardson & Company’s appointment as principal accountant was terminated and KPMG LLP was engaged as principal accountants. The decision to change accountants was approved by the audit committee and the full board of directors of Humboldt.

      During Humboldt’s fiscal years ended December 31, 2000 and 2001, and the subsequent interim period preceding the dismissal through September 4, 2001, there were no disagreements with Richardson & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to Richardson & Company’s satisfaction would have caused it to make a reference to the subject matter of the disagreements in connection with its reports. Further, none of the “reportable events” described under Item 304(a)(1)(v) of Regulation S-K occurred within Humboldt’s two most recent fiscal years and the subsequent interim period through September 4, 2001.

      The audit report of Richardson & Company on the consolidated financial statements of Humboldt and subsidiaries as of and for the fiscal years ended December 31, 2000 and 1999, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

      During Humboldt’s the fiscal years ended December 31, 1999 and 2000, and the subsequent interim period through September 4, 2001, Humboldt did not consult with KPMG LLP regarding any of the matter or events set forth in Item 304(a)(2)(i) and (ii) or Regulation S-K.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

      Humboldt intends to file a definitive proxy statement for the 2003 Annual Meeting of Shareholders (the “Proxy Statement”) with the Securities and Exchange Commission within 120 days of December 31, 2002. Information regarding directors of Humboldt Bancorp will appear under the caption “Election of Directors” in the Proxy Statement and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and executive officers will appear under the captions “Executive Compensation” — Section 16(a) Principal Shareholders and Share Ownership of Management and Directors in the Proxy Statement and is incorporated herein by reference.

Item 11	Executive Compensation.

      Information regarding executive compensation will appear under the captions “Compensation of Directors”, “Executive Compensation” in the Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

      Information regarding security ownership of certain beneficial owners and management and Humboldt’s various equity compensation plans will appear under the caption “Principal Shareholders and Share Ownership of Management and Directors” in the Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

      Information regarding certain relationships and related transactions will appear under the caption “Certain Transactions” in the Proxy Statement and is incorporated herein by reference.

Item 14.	Controls and Procedures.

      Within the 90 days prior to the date of this Form 10-K, Humboldt carried out an evaluation, under the supervision and with the participation of Humboldt’s management, including Humboldt’s President and Chief Executive Officer along with Humboldt’s Chief Financial Officer, of the effectiveness of the design and operation of Humboldt’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Humboldt’s President and Chief Executive Officer along with Humboldt’s Chief Financial Officer concluded that Humboldt’s disclosure controls and procedures are effective in timely alerting them to material information relating to Humboldt (including its consolidated subsidiaries) required to be included in this Form 10-K.

      There have been no significant changes in Humboldt’s internal controls or other factors, which could significantly affect internal controls subsequent to the date that Humboldt carried out its evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)1. Financial Statements

      The following documents are located in Part 8 of this report:

      Report of Independent Auditors

      Consolidated Balance Sheets at December 31, 2001 and 2002

      Consolidated Statements of Income for the years ended December 31, 2000, 2001, and 2002

Consolidated Statements of Changes in Stockholders’ Equity for years ended December 31, 2000, 2001, and 2002
      Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001, and 2002

      Notes to Consolidated Financial Statements

      2. Financial Statement Schedules

      All financial statement schedules are omitted, as the required information is not applicable or included in the notes to the financial statements.

      3. Exhibits and Reports on Form 8-K

      (b) A Report on Form 8-K was filed on October 8, 2002, disclosing the termination of a definitive agreement between Humboldt and iPayment Holding and receipt by Humboldt of a non-refundable $1 million termination fee. A copy of the press release announcing the termination was included as an exhibit to the Form 8-K.

      (c) Exhibits Required by Item 601 of Regulation S-K

3.1		Amended and Restated Articles of Incorporation of Humboldt Bancorp (Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended December 31, 1996, previously filed with the Commission)
3.2		Bylaws of Humboldt Bancorp (Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended December 31, 1996, previously filed with the Commission)
3.3		Amended and Restated Articles of Incorporation for Humboldt Bancorp filed June 10, 2002.
3.4		Amended and Restated Bylaws dated May 16, 2002.
10.1		Amended Employment Agreement with Theodore S. Mason (Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1996, and previously filed with the Commission)
10.2		Director Fee Plan (Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1998, and previously filed with the Commission)
10.2	A	Humboldt Bancorp and Subsidiaries Director Fee Plan (Second Amendment and Restatement)
10.3		Amended Humboldt Bancorp Stock Option Plan (Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1998, and previously filed with the Commission)

10.4		Salary Continuation Agreement with Theodore S. Mason (Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1998, and previously filed with the Commission)
10.8		Director-Shareholder’s Agreement in Global Bancorp and Humboldt Bank Merger (Previously filed on November 12, 1999, with the Company’s filing on Form S-4 (File No. 333-90925))
10.9		Affiliate’s Agreement with Global Bancorp (Previously filed on November 12, 1999, with the Company’s filing on Form S-4 (File No. 333-90925))
10.1	0	Trust Indenture in connection with certificates of interest in a promissory note for the Global Bancorp merger (Previously filed on November 12, 1999, with the Company’s filing on Form S-4 (File No. 333-90925))
10.1	1	Deferred Compensation Agreement with Theodore S. Mason (Previously filed on November 12, 1999, with the Company’s filing on Form S-4 (File No. 333-90925))
10.1	4	Plan of Reorganization with Silverado Merger Co. (Previously filed on November 12, 1999, with the Company’s filing on Form S-4 (File No. 333-90925))
10.1	5	Global Bancorp Loan Purchase Agreement (Previously filed on February 7, 2000, with the Company’s pre-effective amendment no. 1 to Form S-4 (File No. 333-90925))
10.1	6	Affiliate’s Agreement signed by Tehama Bancorp affiliates in connection with the Tehama Bancorp Merger (Previously filed on November 14, 2000, with the Company’s filing on Form S-4 (File No. 333-49866))
10.1	7	Humboldt Bancorp Stock Option Agreement to purchase Tehama Bancorp common stock (Previously filed on November 14, 2000, with the Company’s filing on Form S-4 (File No. 333-49866))
10.1	8	Tehama Bancorp Stock Option Agreement to purchase Humboldt Bancorp common stock (Previously filed on November 14, 2000, with the Company’s filing on Form S-4 (File No. 333-49866))
10.1	9	Humboldt Bancorp Indenture — Junior subordinated debt securities (Filed on November 14, 2000, with the Company’s Form 10-Q for the quarter ended September 30, 2000)
10.2	0	Amended and Restated Declaration of Trust for junior subordinated debt securities (Filed on November 14, 2000, with the Company’s Form 10-Q for the quarter ended September 30, 2000)
10.2	1	2001 Humboldt Bancorp and Subsidiaries Equity Incentive Plan (Previously filed with the Company’s proxy statement dated April 13, 2001 filed with the Commission on April 14, 2001)
10.2	2	Change in control severance agreement dated April 12, 2002 by and between Humboldt Bancorp and Patrick J. Rusnak. (Incorporated by reference to the Humboldt’s Form 10-Q for the quarter ended March 31, 2002 filed with the SEC on May 15, 2002)
10.2	3	Employment agreement dated April 14, 2002 by and between Humboldt Bancorp and Robert M. Daugherty (Incorporated by reference to the Humboldt’s Form 10-Q for the quarter ended March 31, 2002 filed with the SEC on May 15, 2002)
10.2	4	First Amendment to Employment Agreement between Humboldt Bancorp and Robert M. Daugherty (Incorporated by reference to the Humboldt’s Form 10-Q for the quarter ended March 31, 2002 filed with the SEC on May 15, 2002).
10.2	5	Employment Agreement dated June 24, 2002 between Humboldt Bancorp and Patrick J. Rusnak (Incorporated by reference to Exhibit 10.1 of Humboldt’s Form 10-Q for the quarter ended June 30, 2002 filed with the SEC on August 19, 2002).
10.2	6	Employment Agreement dated June 24, 2002 between Humboldt Bancorp and Mark P. Wardlow (Incorporated by reference to Exhibit 10.2 of Humboldt’s Form 10-Q for the quarter ended June 30, 2002 filed with the SEC on August 19. 2002).
10.2	7	Employment Agreement dated June 24, 2002 between Humboldt Bancorp and Mark A. Francis (Incorporated by reference to Exhibit 10.3 of Humboldt’s Form 10-Q for the quarter ended June 30, 2002 filed with the SEC on August 19, 2002).
10.2	8	Employment Agreement dated June 24, 2002 between Humboldt Bancorp and Gene F. M. Bell (Incorporated by reference to Exhibit 10.4 of Humboldt’s Form 10-Q for the quarter ended June 30, 2002 filed with the SEC on August 19, 2002).

10.2	9	Executive Salary Continuation Agreement for Mark A. Francis
21.1		Subsidiaries of Humboldt Bancorp are:

Subsidiary Name	State of Incorporation

Humboldt Bank	California
HB Capital Trust I	Delaware
Humboldt Bancorp Statutory Trust I	Connecticut
Humboldt Bancorp Statutory Trust II	Connecticut
Bancorp Financial Services, Inc.	California

      Humboldt Bancorp owns either directly or indirectly 100% of the voting stock of each subsidiary listed above.

23.1	Consent of KPMG LLP
23.2	Consent of Richardson and Company
23.3	Consent of Perry-Smith LLP

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2003.

HUMBOLDT BANCORP

/s/ ROBERT M. DAUGHERTY

Robert M. Daugherty
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT M. DAUGHERTY Robert M. Daugherty	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003

/s/ PATRICK J. RUSNAK Patrick J. Rusnak	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 28, 2003

/s/ RONALD F. ANGELL Ronald F. Angell	Director	March 28, 2003

/s/ RICHARD CLAUSSEN Richard Claussen	Director	March 28, 2003

/s/ GARY L. EVANS Gary L. Evans	Director	March 28, 2003

/s/ GARRY D. FISH Garry D. Fish	Director	March 28 2003

/s/ GARY C. KATZ Gary C. Katz	Director	March 28, 2003

/s/ JOHN W. KOEBERER John W. Koeberer	Director	March 28, 2003

Theodore S. Mason	Director	March 28, 2003

/s/ STEVEN R. MILLS Steven R. Mills	Director	March 28, 2003

Signature	Title	Date

/s/ KELVIN H. MOSS Kelvin H. Moss	Director	March 28, 2003

/s/ GARY L. NAPIER Gary L. Napier	Director	March 28 2003

Tom Weborg	Director	March 28, 2003

/s/ JOHN R. WINZLER John R. Winzler	Director	March 28, 2003

CERTIFICATION

I, Robert M Daugherty, certify that:

1.	I have reviewed this annual report on Form 10-K of Humboldt Bancorp;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     March 28, 2003

/s/ ROBERT M. DAUGHERTY

Robert M. Daugherty
President and Chief Executive Officer

CERTIFICATION

I, Patrick J. Rusnak, certify that:

1.	I have reviewed this annual report on Form 10-K of Humboldt Bancorp;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     March 28, 2003

/s/ PATRICK J. RUSNAK

Patrick J. Rusnak
Chief Financial Officer

EXHIBIT INDEX

3.1		Amended and Restated Articles of Incorporation of Humboldt Bancorp (Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended December 31, 1996, previously filed with the Commission)
3.2		Bylaws of Humboldt Bancorp (Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended December 31, 1996, previously filed with the Commission)
3.3		Amended and Restated Articles of Incorporation for Humboldt Bancorp filed June 10, 2002.
3.4	.	Amended and Restated Bylaws dated May 16, 2002.
10.1		Amended Employment Agreement with Theodore S. Mason (Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1996, and previously filed with the Commission)
10.2		Director Fee Plan (Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1998, and previously filed with the Commission)
10.2	A	Humboldt Bancorp and Subsidiaries Director Fee Plan (Second Amendment and Restatement)
10.3		Amended Humboldt Bancorp Stock Option Plan (Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1998, and previously filed with the Commission)
10.4		Salary Continuation Agreement with Theodore S. Mason (Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1998, and previously filed with the Commission)
10.8		Director-Shareholder’s Agreement in Global Bancorp and Humboldt Bank Merger (Previously filed on November 12, 1999, with the Company’s filing on Form S-4 (File No. 333-90925))
10.9		Affiliate’s Agreement with Global Bancorp (Previously filed on November 12, 1999, with the Company’s filing on Form S-4 (File No. 333-90925))
10.1	0	Trust Indenture in connection with certificates of interest in a promissory note for the Global Bancorp merger (Previously filed on November 12, 1999, with the Company’s filing on Form S-4 (File No. 333-90925))
10.1	1	Deferred Compensation Agreement with Theodore S. Mason (Previously filed on November 12, 1999, with the Company’s filing on Form S-4 (File No. 333-90925))
10.1	4	Plan of Reorganization with Silverado Merger Co. (Previously filed on November 12, 1999, with the Company’s filing on Form S-4 (File No. 333-90925))
10.1	5	Global Bancorp Loan Purchase Agreement (Previously filed on February 7, 2000, with the Company’s pre-effective amendment no. 1 to Form S-4 (File No. 333-90925))
10.1	6	Affiliate’s Agreement signed by Tehama Bancorp affiliates in connection with the Tehama Bancorp Merger (Previously filed on November 14, 2000, with the Company’s filing on Form S-4 (File No. 333-49866))
10.1	7	Humboldt Bancorp Stock Option Agreement to purchase Tehama Bancorp common stock (Previously filed on November 14, 2000, with the Company’s filing on Form S-4 (File No. 333-49866))
10.1	8	Tehama Bancorp Stock Option Agreement to purchase Humboldt Bancorp common stock (Previously filed on November 14, 2000, with the Company’s filing on Form S-4 (File No. 333-49866))
10.1	9	Humboldt Bancorp Indenture — Junior subordinated debt securities (Filed on November 14, 2000, with the Company’s Form 10-Q for the quarter ended September 30, 2000)
10.2	0	Amended and Restated Declaration of Trust for junior subordinated debt securities (Filed on November 14, 2000, with the Company’s Form 10-Q for the quarter ended September 30, 2000)
10.2	1	2001 Humboldt Bancorp and Subsidiaries Equity Incentive Plan (Previously filed with the Company’s proxy statement dated April 13, 2001 filed with the Commission on April 14, 2001)

10.2	2	Change in control severance agreement dated April 12, 2002 by and between Humboldt Bancorp and Patrick J. Rusnak. (Incorporated by reference to the Humboldt’s Form 10-Q for the quarter ended March 31, 2002 filed with the SEC on May 15, 2002)
10.2	3	Employment agreement dated April 14, 2002 by and between Humboldt Bancorp and Robert M. Daugherty (Incorporated by reference to the Humboldt’s Form 10-Q for the quarter ended March 31, 2002 filed with the SEC on May 15, 2002)
10.2	4	First Amendment to Employment Agreement between Humboldt Bancorp and Robert M. Daugherty (Incorporated by reference to the Humboldt’s Form 10-Q for the quarter ended March 31, 2002 filed with the SEC on May 15, 2002).
10.2	5	Employment Agreement dated June 24, 2002 between Humboldt Bancorp and Patrick J. Rusnak (Incorporated by reference to Exhibit 10.1 of Humboldt’s Form 10-Q for the quarter ended June 30, 2002 filed with the SEC on August 19, 2002).
10.2	6	Employment Agreement dated June 24, 2002 between Humboldt Bancorp and Mark P. Wardlow (Incorporated by reference to Exhibit 10.2 of Humboldt’s Form 10-Q for the quarter ended June 30, 2002 filed with the SEC on August 19. 2002).
10.2	7	Employment Agreement dated June 24, 2002 between Humboldt Bancorp and Mark A. Francis (Incorporated by reference to Exhibit 10.3 of Humboldt’s Form 10-Q for the quarter ended June 30, 2002 filed with the SEC on August 19, 2002).
10.2	8	Employment Agreement dated June 24, 2002 between Humboldt Bancorp and Gene F. M. Bell (Incorporated by reference to Exhibit 10.4 of Humboldt’s Form 10-Q for the quarter ended June 30, 2002 filed with the SEC on August 19, 2002).
10.2	9	Executive Salary Continuation Agreement for Mark A. Francis
21.1		Subsidiaries of Humboldt Bancorp are:

Subsidiary Name	State of Incorporation

Humboldt Bank	California
HB Capital Trust I	Delaware
Humboldt Bancorp Statutory Trust I	Connecticut
Humboldt Bancorp Statutory Trust II	Connecticut
Bancorp Financial Services, Inc.	California

      Humboldt Bancorp owns either directly or indirectly 100% of the voting stock of each subsidiary listed above.

23.1	Consent of KPMG LLP
23.2	Consent of Richardson and Company
23.3	Consent of Perry-Smith LLP