Form 10-Q
period 2003-03-31
HUMBOLDT BANCORP
filed 2003-05-12
CIK 1008554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

(916)-677-1133

(Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]  NO [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined under Rule 12b-2 of the Exchange Act).

YES [X]   NO [   ]

Common stock, no par value: 12,360,094 shares
outstanding as of April 21, 2003

INDEX

PART I Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets (unaudited) as of March 31, 2003 and December 31, 2002
Consolidated Statements of Income (unaudited) for the Three Months Ended March 31, 2003 and 2002
Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2003 and 2002
Consolidated Statements of Other Comprehensive Income for the Three Months Ended March 31, 2003 and 2002
Notes to Unaudited Consolidated Financial Statements
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

HUMBOLDT BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)
For the Period Ended March 31, 2003 and December 31, 2002
(in thousands)

	March 31,	December 31,
	2003	2002

ASSETS
Cash and due from banks	$37,523	$$35,156
Federal funds sold and interest bearing deposits with banks	46,676	202
Investment securities available-for-sale, at fair value	182,042	181,471
Loans and leases	754,762	760,648
Less: allowance for loan and lease losses	11,979	11,614

Net loans	742,783	749,034
Premises and equipment, net	15,910	16,593
Accrued interest receivable and other assets	50,815	49,094

Total assets	$1,075,749	$1,031,550

LIABILITIES
Deposits
Noninterest-bearing	$270,171	$227,406
Interest-bearing	600,143	613,021

Total deposits	870,314	840,427
Accrued interest payable and other liabilities	26,896	23,268
Borrowed funds	62,061	69,857
Guaranteed Preferred Beneficial Interests in Company’s Junior Subordinated Debentures (Trust Preferred Securities)	20,150	20,150

Total liabilities	979,421	953,702
STOCKHOLDERS’ EQUITY
Preferred stock, no par value; 20,000,000 authorized, no shares issued and outstanding in 2003 and 2002	—	—
Common stock, no par value; 100,000,000 shares authorized, 12,441,094 shares in 2003 and 12,604,157 shares in 2002 issued and outstanding	63,355	66,345
Retained earnings	29,751	8,103
Accumulated other comprehensive income	3,222	3,400

Total stockholders’ equity	96,328	77,848

Total liabilities and stockholders’ equity	$1,075,749	$1,031,550

See accompanying notes to the consolidated financial statements

HUMBOLDT BANCORP AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
For the three months ended March 31, 2003 and 2002
(in thousands, except per share data)

	2003	2002

Interest Income:
Interest and fees on loans	$13,646	$13,330
Interest and dividends on investment securities
Taxable	1,500	1,710
Exempt from Federal income tax	354	360
Other interest income	34	7

Total Interest Income	15,534	15,407
Interest Expense:
Interest on deposits	2,791	3,713
Interest on borrowed funds and other	998	912

Total Interest Expense	3,789	4,625

Net interest income	11,745	10,782
Provision for loan losses	589	446

Net interest income after provision for loan losses	11,156	10,336
Non-interest Income:
Fees and other income	5,034	5,798
Service charges on deposit accounts	606	547
Net gain on sale of loans	693	353
Gain on sale of merchant processing unit	29,768	—

Total non-interest income	36,101	6,698
Non-interest Expense:
Salaries and employee benefits	6,306	6,818
Net occupancy and equipment expense	1,468	1,575
Other expenses	4,381	5,007

Total Other Expenses	12,155	13,400

Income Before Income Taxes	35,102	3,634
Provision for income taxes	13,141	1,096

Net income	$21,961	$2,538

Earnings per common share:
Basic	$1.75	$0.20
Diluted	$1.68	$0.20
Average common shares outstanding
Basic	12,574	12,510
Diluted	13,082	12,978
Cash dividends declared per common share	$0.025	$—

See accompanying notes to the consolidated financial statements

HUMBOLDT BANCORP AND SUBSIDIARIES
Consolidated Statement of Cash Flows (unaudited)
For the three months ended March 31, 2003 and 2002
(in thousands)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,961	$2,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,314	1,599
Provision for loan loss	589	446
Net change in other assets	(2,043)	3
Net change in other liabilities	3,104	(1,553)
Net gain on sale of merchant processing unit	(29,768)	—
Net gain on sale of loans	(693)	(353)

Net cash provided by (used in) operating activities	(5,536)	2,680
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale/maturities of securities available for sale	10,710	12,434
Purchases of securities available for sale	(12,078)	(1,000)
Net change in loans	6,355	(15,381)
Net change in federal funds sold and interest bearing bank deposits	(46,474)	(115)
Investing activities related to wind-down of discontinued operations	—	(250)
Proceeds from sale of foreclosed real estate	—	35
Proceeds from disposal of premises and equipment	—	657
Proceeds from sale of merchant processing unit	32,000	—
Purchases of premises and equipment	(1,263)	(431)

Net cash used in investing activities	(10,750)	(4,051)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	29,887	(10,923)
Net change in borrowed funds	(7,796)	(386)
Payment of cash dividends on common stock	(313)
Repurchase of common stock	(4,361)	(2,044)
Proceeds from issuance of stock for exercised options	1,236	294

Net cash provided by (used in) financing activities	18,653	(13,059)

Net change in cash and cash equivalents	2,367	(14,430)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,156	54,567

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,523	$40,137

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,967	$4,725
Income Taxes	$2,500	—
Non-cash transactions:
Unrealized holding (losses) gains on securities and swaps	$(312)	$1,170
Deferred income taxes on unrealized holding (losses) and gains on securities and swaps	$(134)	$492
Loans transferred to foreclosed property	$—	$417

See accompanying notes to the consolidated financial statements

HUMBOLDT BANCORP AND SUBSIDIARIES
Consolidated Statements of Other Comprehensive Income (unaudited)
For the three months ended March 31, 2003 and 2002
(in thousands)

	2003	2002

Net income	$21,961	$2,538
Other comprehensive income:
Unrealized holding (losses) gains on securities available for sale	(338)	777
Net unrealized holding gains in interest rate swaps qualifying as cash flow hedges	26	393

Total other comprehensive (loss) income before income taxes	(312)	1,170

Income tax expense (benefit) related to the above items:
Unrealized holding (losses) gains on securities available for sale	(145)	317
Net unrealized holding gains in interest rate swaps qualifying as cash flow hedges	11	175

Total income tax (benefit) expense	(134)	492

Net other comprehensive (loss) income	(178)	678

Total comprehensive income	$21,783	$3,216

See accompanying notes to the consolidated financial statements

Humboldt Bancorp and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 – Significant Accounting Policies

     The accounting and financial reporting policies of Humboldt and its subsidiaries conform to generally accepted accounting principles and general banking industry practices. The consolidated financial statements have not been audited and all material intercompany balances and transactions have been eliminated. A more detailed description of Humboldt’s accounting policies is included in the 2002 annual report filed on Form 10-K.

     In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments are considered normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim periods. Certain amounts for the comparative periods of 2002 have been reclassified to conform to the 2003 presentation.

Note 2 – Per Share Data

     Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income available to common stockholders and assumed conversions by the weighted average number of shares of common stock plus equivalent shares of common stock outstanding, including dilutive stock options. All per share information contained in this Quarterly Report have been restated to reflect the six-for –five stock split issued in August 2002. The following table provides reconciliation of the basic and dilutive earnings per share computations for the three months ended March 31, 2003 and 2002.

Earnings Per Share
(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2003	2002

Basic earnings per share:
Weighted average shares outstanding	$12,574	$12,510
Net income	21,961	2,538
Basic earnings per share	$1.75	$0.20
Diluted earnings per share:
Weighted average shares outstanding	12,574	12,510
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	508	468

Total weighted average shares and common stock equivalents outstanding	13,082	12,978

Net income	$21,961	$2,538
Diluted earnings per share	$1.68	$0.20

Note 3 – Sale of Proprietary Merchant Bankcard Operations

     On March 13, 2003, Humboldt completed the sale of Humboldt Bank’s proprietary merchant bankcard operations to Humboldt Merchant Services, LP, an affiliate of First National Bank Holding Company. Humboldt received $32 million in cash in connection with the sale and recognized an after-tax gain of $18.6 million during the first quarter of 2003.

Note 4 - Segment Information

     Through March 31, 2003, Humboldt operated in two principal industry segments: retail banking and merchant bankcard services. Humboldt’s core retail banking segment includes commercial, commercial real estate, construction, and permanent residential lending along with all depository activities. Although Humboldt’s proprietary merchant bankcard portfolio was sold to a third party during the first quarter of 2003, Humboldt will continue to provide sponsorship processing for three independent sales organizations (“ISOs”) under existing agreements and, in accordance with terms of a transition agreement related to the sale of the proprietary portfolio, for Humboldt Merchant Services, LP for a period of up to six months after March 13, 2003. Subsequent to March 31, 2003, one ISO agreement expired and the related sponsorship discontinued. The remaining agreements are expected to terminate by March 31, 2004. Additional information regarding these agreements is included in Humboldt 2002 Form 10-K under Part I.

Business Segments

	For the Three Months Ended
		March 31, 2003

		Merchant
	Retail	Bancard
	Banking	Services	Total

		(Dollars in thousands)
Non-interest income	$2,301	$33,800	$36,101
Interest income	15,426	108	15,534
Interest expense	3,773	16	3,789
Interest income/(expense) allocation	(263)	263	—
Segment profit, before taxes	3,593	31,509	35,102
Segment assets	1,070,324	5,425	1,075,749

		March 31, 2002

		Merchant
	Retail	Bancard
	Banking	Services	Total

		(Dollars in thousands)
Non-interest income	$2,250	$4,448	$6,698
Interest income	15,330	77	15,407
Interest expense	4,591	34	4,625
Interest income/(expense) allocation	(386)	386	—
Segment profit, before taxes	3,083	551	3,634
Segment assets (1)	854,206	96,576	950,782

Note 5 - Stock-Based Compensation

     During the first quarter of 2003, Humboldt adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), for stock-based compensation, effective as of January 1, 2003. Under the prospective method of adoption selected by Humboldt, stock-based employee compensation costs are recognized as awards granted, modified or settled. The following table presents the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

Stock-Based Compensation
(in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2003	2002

Net income, as reported	$21,961	$2,538
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	84	0
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(182)	(28)

Pro forma net income	$21,863	$2,510

Earnings per share:
Basic - as reported	$1.75	$0.20
Basic - pro forma	$1.74	$0.20
Diluted - as reported	$1.68	$0.20
Diluted - pro forma	$1.67	$0.19

Note 6 – Recent Accounting Pronouncements

     In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin (“ARB”) 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. Management is currently assessing the impact of FIN 46, and does not expect this Interpretation to have a material impact on Humboldt’s financial condition or results of operations. The Bank has investments in two limited partnerships that operate qualified multi-family affordable housing projects and generate tax credits. The Bank’s interest in these partnerships was approximately $945,000 at December 31, 2002. The assets and liabilities of these partnerships consist primarily of apartment complexes and related debt. The Bank accounts for the investments under the equity method, and therefore the carrying value approximates its underlying equity in the net assets of the partnerships. Management believes that these two limited partnerships could be defined as variable interest entities and, therefore, be required to consolidate for all reporting periods after June 15, 2003. Additional information regarding Investments in Limited Partnerships is provided in Note 1 of the Notes to the Consolidated Financial Statements in Humboldt’s 2002 Form 10-K.

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

Overview

     Humboldt Bancorp (“Humboldt”) is a bank holding company registered under the Bank Holding Company Act of 1956. Humboldt’s operations are primarily conducted by Humboldt Bank, a wholly-owned subsidiary that is chartered by the State of California. As of March 31, 2003, Humboldt had total assets of $1.1 billion, total loans of $755 million, total deposits of $870 million and total shareholders’ equity of $96 million.

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

     Humboldt’s significant accounting policies are described in Note 1 in the Notes to the Consolidated Financial Statements for the year ended December 31, 2002 as filed on Form 10-K (the “Notes to the 2002 Consolidated Financial Statements”). Not all of these critical accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management believes that the following policies and those disclosed in the Notes to the 2002 Consolidated Financial Statements could be considered critical within the SEC definition.

Reserves and Contingencies

     Humboldt must manage and control certain inherent risks in the normal course of its business. These include, credit risk, fraud risk, operations and settlement risk, and interest rate risk. Humboldt has established reserves for risk of losses, including loan losses, tax contingencies and merchant bankcard losses. The allowance for loan losses represents Humboldt’s estimate of the probable losses that have occurred as of the date of the financial statements, as further described in Note 1 in the Notes to the 2002 Consolidated Financial Statements. Management believes that Humboldt has appropriately accrued for tax exposures. The allowance for merchant bankcard losses represents Humboldt’s estimate of probable losses that have occurred as of the date of the financial statements. In connection with the sale of Humboldt’s proprietary merchant bankcard portfolio during the first quarter of 2003, the portion of the reserve related to proprietary merchant processing was reduced to zero.

Derivative Financial Instruments

     Humboldt has a policy that provides for the use of derivative financial instruments to hedge interest rate risk. This policy permits the use of interest rate swaps, cap and floor contracts to hedge specific interest rate risk exposures as part of Humboldt’s asset/liability management process. This policy limits the notional amount of total derivative financial instruments to 15% of total assets. Note 1 in the Notes to the 2002 Consolidated Financial Statements contains additional information on accounting policies related to derivative financial instruments.

Discontinued Operations/Off-Balance Sheet Financing

     During the first quarter of 2001, Humboldt classified its leasing subsidiary, Bancorp Financial Services, Inc. (“BFS”) as a discontinued operation upon adoption of a plan to sell the subsidiary. During the second quarter of 2001, it was determined that a sale of BFS was unlikely and the plan was modified to wind-down the operations of BFS. Management believes that the wind-down of BFS meets the requirements for classification as a discontinued operation. Note 3 in the Notes to the 2002 Consolidated Financial Statements contains additional information about Discontinued Operations.

     Prior to its classification as a discontinued operation, BFS formed three subsidiaries that were not consolidated on the financial statements of BFS or Humboldt. These subsidiaries are commonly referred to as special purpose entities, or SPEs. As of March 31, 2003 and December 31, 2002, only two subsidiaries were not consolidated. Both of the remaining unconsolidated subsidiaries are considered “qualifying” SPEs that were formed for the sole purpose of issuing lease-backed notes to institutional investors. Additional information on these SPEs is provided in Note 3 in the Notes to the 2002 Consolidated Financial Statements.

Revenue recognition

     Humboldt’s primary sources of revenue are interest income and fees received in connection with providing merchant bankcard processing services. Interest income is recorded on an accrual basis. Note 1 in the Notes to the 2002 Consolidated Financial Statements contains an explanation of the process for determining when the accrual of interest income is discontinued on impaired loans and under what circumstances loans are returned to an accruing status. Merchant bankcard revenue is recorded on a cash basis.

     An additional source of revenue for Humboldt is related to the gains recorded in connection with the sale of SBA loans for which Humboldt retains the right to service the loans. Recording of such gains involves the use of estimates and assumptions related to the expected life of the loans and future cash flows. Note 1 in the Notes to the 2002 Consolidated Financial Statements contains additional information regarding Humboldt’s accounting policy for revenue recorded in connection with the sale of SBA loans. Servicing rights resulting from the sale of loans are based upon estimates and are subject to the risk of prepayments.

Stock-based compensation

     Effective January 1, 2003, Humboldt elected to prospectively recognize compensation expense for stock options in accordance with the provisions of SFAS No. 123. Any stock options granted prior to this effective date will continue to be accounted for under the provisions of APB No. 25, generally without income statement recognition. Note 4 to the Consolidated Financial Statements for the quarterly periods ended March 31, 2003 and 2002 above presents a pro forma presentation of net income and earnings per share as if compensation expense were recognized for all unvested stock options. The calculation of compensation expense under SFAS No. 123 is determined by using the Black-Scholes option pricing model, which relies upon assumptions for expected future stock price volatility and cash dividends, and the expected life of the options. The ultimate value recognized by option holders may be significantly greater or less than the amount of compensation expense recognized by Humboldt.

Results of Operations

     For the three months ended March 31, 2003, Humboldt reported net income of $22.0 million, or $1.68 per diluted share, compared to a net income of $2.5 million, or $0.20 per diluted share, for the same period in 2002. The first quarter 2003 results included a non-recurring after-tax gain of approximately $18.6 million recognized in connection with the sale of Humboldt Bank’s proprietary merchant bankcard operations. Excluding the impact of this gain and related expenses, net income for the first quarter of 2003 was $3.4 million, or $0.26 per diluted share, an increase of 33% over the same period in 2002. The first quarter 2003 financial results, excluding the non-recurring items, produced a return on average assets and return on average shareholders’ equity of 1.32% and 16.3%, respectively.

     The following table summarizes the components of income and expense for the three months ended March 31, 2003 and 2002 and the changes in those components for the periods presented.

Table 1 - Condensed Consolidated Statements of Income
(in thousands )

	For the Three Months			Percent
	Ended March 31		Change	Increase
	2003	2002	Amount	(Decrease)
Summary of Operations
Interest income	$15,534	$15,407	$127	1%
Interest expense	3,789	4,625	(836)	-18%

Net Interest Income	11,745	10,782	963	9%
Provision for loan losses	589	446	143	32%

Net interest income after provision for loan losses	11,156	10,336	820	8%
Non-interest income	36,101	6,698	29,403	439%
Non-interest expense	12,155	13,400	(1,245)	-9%

Income before taxes	35,102	3,634	31,468	nm
Income taxes	13,141	1,096	12,045	nm

Net income	$21,961	$2,538	$19,423	nm

Non-recurring items, net of tax*	$18,575	$—	$18,575	nm
Net income, excluding non-recurring items	$3,386	$2,538	$848	33%

*Includes gain on sale of proprietary merchant bankcard operation, net of tax.

nm - not meaningful

Net Interest Income

     Net interest income is the largest source of Humboldt’s operating income. Net interest income was $11.7 million for the three months ended March 31, 2003, an increase of 9% over the comparable period in 2002. This increase is primarily attributable to increases in outstanding average interest earning assets over the comparable prior year period, offset by certain reductions in the net interest margin described below.

     For the three months ended March 31, 2003, the net interest margin (net interest income as a percentage of average interest earning assets) on a fully-tax equivalent basis was 5.09%, a decrease of 21 basis points as compared to the same period in 2002. The decrease in the net interest margin is primarily attributable to the impact of placing two loans on non-accrual status during the first quarter of 2003 (resulting in the reversal of approximately $207,000 of previously recognized interest income) and an increase in the average balance of federal funds sold.

     The following table shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned (on a fully-tax equivalent basis) and paid by Humboldt on those assets and liabilities for the three month period ended March 31, 2003 and 2002:

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
Fully tax-equivalent basis
(in thousands)

	For the Three Months Ended
	March 31, 2003			March 31, 2002

	Average	Interest	Avg.	Average	Interest	Avg.
	Balance	(1)	Rate	Balance	(1)	Rate

Assets:
Interest-earning assets:
Loans, net of unearned income (2)	$757,293	$13,646	7.31%	$661,996	$13,330	8.17%
Investment securities	182,406	2,031	4.52%	174,746	2,250	5.22%
Federal funds sold and other interest income	11,121	34	1.24%	1,893	7	1.50%

Total interest-earning assets / interest income	950,820	15,711	6.70%	838,635	15,587	7.54%

Non-interest-earning assets:
Allowance for loan losses	(11,844)			(9,821)
Cash and due from banks	33,185			46,936
Premises and equipment	16,380			18,904
Goodwill and deposit intangibles	6,180			7,517
Other assets	42,863			45,618

Total assets	$1,037,584			$947,789

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$51,843	16	0.13%	$47,951	26	0.22%
Savings deposits	225,426	579	1.04%	237,135	894	1.53%
Certificates of deposit	320,272	2,196	2.78%	296,286	2,793	3.82%
Individual Retirement Accounts

Total interest-bearing deposits	597,541	2,791	1.89%	581,372	3,713	2.59%

Federal Home Loan Bank advances	59,532	433	2.95%	40,648	392	3.91%
Other borrowings (3)	29,300	565	7.82%	30,172	520	6.99%

Total borrowed funds	88,832	998	4.56%	70,820	912	5.22%

Total interest-bearing liabilities / interest expense	686,373	$3,789	2.24%	652,192	$4,625	2.88%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	240,856			203,372
Other liabilities	26,157			26,427

Total liabilities	953,386			881,991

Stockholders’ equity	84,198			65,798

Total liabilities and stockholders’ equity	$1,037,584			$947,789

Net interest-rate spread			4.46%			4.66%
Impact of non-interest bearing sources and other changes in balance sheet composition			0.63%			0.64%

Net interest income / margin on interest-earning assets (4)		$11,922	5.09%		$10,962	5.30%

(1)	Interest income on tax-exempt securities and loans has been increased by 50% to reflect comparable interest on taxable securities.

(2)	For computational purposes, includes non-accrual loan.

(3)	Includes Trust Preferred Securities.

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

Table 3- Change in Interest Income and Expense on a Tax Equivalent Basis
(in thousands)

	Three Months Ended March 31,
	2003 Compared to 2002
	Increase (Decrease)
	in interest income and expense
	due to changes in:

	Volume	Rate	Total
Interest-earning assets:
Loans and leases:	$1,717	(1,401)	316
Investment securities:	85	(304)	(219)
Federal funds sold & other interest income	28	(1)	27

Total interest-earning assets / interest income	1,830	(1,706)	124
Interest-bearing liabilities:
Transactions accounts	1	(11)	(10)
Savings deposits	(30)	(285)	(315)
Certificates of deposit	164	(761)	(597)

Total interest-bearing deposits	135	(1,057)	(922)
FHLB advances	137	(96)	41
Other borrowings	(17)	62	45

Total borrowed funds	120	(33)	86

Total interest-bearing liabilities	255	(1,090)	(836)

Increase (decrease) in net interest income	$1,575	(616)	960

Provision for Loan Losses

     The provision for loan losses was $589,000, or 0.32% of average loans on an annualized basis, for the three months ended March 31, 2003, compared with $446,000, or 0.27% of average loans, for the same period in 2002. Net charge-offs for the three months ended March 31, 2003 were $224,000, or 0.12% of average loans on an annualized basis, compared to $248,000 or 0.15% of average loans for the same period in 2002. The ratio of allowance for loan losses to total loans was 1.59% at March 31, 2003, as compared to 1.53% at December 31, 2002. It is management’s belief that this increase of six basis points is warranted in light of recent publicized concerns about real estate market valuations in California.

     The provision for loan losses and allowance for loan losses reflect management’s consideration of the various risks in the loan portfolio. Additional discussion of loan quality and the allowance for loan losses is provided in the Asset Quality discussion section of this report.

Non-interest Income

     Non-interest income for the three months ended March 31, 2003 was $36.1 million, including a gain of $29.8 million recognized in connection with the sale of Humboldt’s proprietary merchant bankcard operations. Excluding this non-recurring gain, total non-interest income for the first quarter of 2003 was $6.3 million, a decrease of $365,000, or 5%, from the same period in 2002. This decrease is principally attributable to a reduction in ATM fees of $457,000 resulting from Humboldt’s decision to exit the ATM funding business during the second quarter of 2002 and lower merchant bankcard revenue resulting from the sale of the business prior to quarter-end. The following table summarizes the major categories of non-interest income for the three months ended March 31, 2003 and the changes in those components for the periods presented:

Table 4 - Non-Interest Income
(In thousands)

	For the Three Months Ended March 31,
			Change	Change
	2003	2002	Amount	Percent

Merchant processing fees	$4,027	$4,307	$(280)	-7%
ATM fees	149	606	(457)	-75%
Bank-owned life insurance	181	192	(11)	-6%
Service charges on deposit accounts	606	547	59	11%
Gain on sale of loans	693	353	340	96%
Gain on sale of business unit	29,768	—	29,768	nm
Other	677	693	(16)	-2%

Total other non-interest income	$36,101	$6,698	$29,403	439%

nm - not meaningful

Total gains on the sale of loans for the first quarter of 2003 were $693,000, an increase of $340,000, or 96%, over the same period in 2002. These gains included $293,000 of gains recorded in connection with the sale of residential mortgage loans on a servicing-released basis, a decrease of $5,000, or 2%, as compared to the same period in 2002. During the first quarter of 2003, Humboldt’s residential mortgage lending operations were reorganized under a newly-formed division know as Bancorp Mortgage, a division of Humboldt Bank, allowing for a common brand identity in all of the Bank’s markets. Bancorp Mortgage offers construction loans to individuals and a variety of permanent residential loan products that are generally sold to third party investors on a servicing-released basis.

Gains on the sale of loans for the first quarter of 2003 also included $400,000 recorded in connection with the sale of $7.6 million of SBA loans, an increase of $167,000, or 72% over the same period in 2002. During the first quarter of 2002, $4.3 million of SBA loans were sold.

Non-interest Expense

     For the three months ended March 31, 2003, non-interest expense totaled $12.2 million, a decrease of $1.2 million, or 9%, from the same period in 2002. The following table summarizes the major categories of non-interest expense for the three months ended March 31, 2003 and the changes in those components for the periods presented:

Table 5 Non-Interest Expense
(In thousands)

	For the Three Months Ended
	March 31,		Change	Change
	2003	2002	Amount	Percent
Salaries and benefits	$6,306	$6,818	$(512)	-8%
Occupany and equipment	1,468	1,575	(107)	-7%
Merchant bankcard processing	1,435	1,740	(305)	-18%
Professional fees	459	648	(189)	-29%
Postage, printing and supplies	412	386	26	7%
Telecommunications	243	227	16	7%
Advertising	152	93	59	63%
Other	1,680	1,913	(233)	-12%

	$12,155	$13,400	$(1,245)	-9%

     Salary and benefit expense for the first quarter of 2003 decreased by $512,000, or 8%, as compared to the same period in 2002. This decrease in principally attributable to a reduction in compensation expense of $500,000 related to certain employment agreements for two employees who managed Humboldt’s proprietary merchant bankcard operations. All obligations under these agreements were fulfilled in connection with completion of the sale of the proprietary merchant bankcard operations in March 2003.

     Merchant bankcard processing expense for the first quarter of 2003 decreased by $305,000, or 18%, as compared with the same period in 2002. This reduction is principally attributable to the sale of the proprietary operation, which was completed on March 13, 2003.

     Professional fees for the first quarter of 2003 decreased by $189,000, or 29%, as compared with the same period in 2002. This decrease is principally attributable to expense recognized during the first quarter of 2002 for tax consulting and legal services related to the formation of HB Investment Trust, a subsidiary of Humboldt Bank.

     Advertising expense for the first quarter of 2003 increased by $59,000, or 63%, over the same period in 2002. This increase is principally attributable to increased levels of media advertising and costs associated with a branding identity evaluation.

     Other expense for the first quarter of 2003 decreased by $197,000, or 10%, as compared with the same period in 2002. This decrease is principally attributable to cost savings achieved as a result of the consolidation of Humboldt’s multiple bank charters, which was completed during the second quarter of 2002. Directors fees, which are included in this category, decreased by $109,000, or 48%, during the first quarter of 2003 as compared with the prior year.

Income Taxes

     Income tax expense for the nine months ended March 31, 2003 was $13.1 million, compared with $1.1 million for the same period in 2002. The effective tax rate (income tax expense as a percentage of pre-tax net income) for the three months ended March 31, 2003, was 37.4% compared to 30.1% for the comparable 2002 period. The increase in the effective tax rate is principally attributable to the additional pre-tax net income resulting from the sale of Humboldt’s proprietary merchant bankcard operation.

Investment Securities

     The composition of the investment securities portfolio reflects Humboldt’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. The investment securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits. Total average investment securities for the three-month period ended March 31, 2003 were $182 million, an increase of $8 million, or 5%, over the same period in 2002. The average tax-equivalent yield on investment securities for the three-month period ended March 31, 2003 was 4.52%, down 70 basis points from the first quarter of 2002. This decrease is principally attributable to increased cash flows arising from mortgage-backed securities due to historically low market interest rates, which were reinvested in similar securities with lower market-based yields.

Loans

     Total average loans for the three-month period ended March 31, 2002 were $757 million, an increase of $95 million, or 14%, over the same period in 2003. The loan growth experienced over the past year in principally attributable to continued robust economic conditions in Humboldt’s primary market areas, especially in the Redding, Chico and Roseville, California markets. Total loans at March 31, 2003 were $755 million, down $6 million, or 0.8%, from year-end 2002. This decrease is principally attributable to the sale of approximately $15 million of commercial real estate loans in connection with the sale of two branch offices in Lancaster and Riverside, California, offset by additional growth of Humboldt’s portfolio through direct originations.

Asset Quality

     Non-performing assets, which include non-accrual loans, loans past-due 90 days or more and still accruing interest and other real estate owned totaled $10.9 million at March 31, 2003, as compared to $3.7 million at December 31, 2002 and $5.4 million at March 31, 2002. Total non-performing loans at March 31, 2003 were $10.8 million, as compared to $3.6 million at December 31, 2002 and $4.9 million at March 31, 2002. The increase in non-performing loans since December 31, 2002 is principally attributable to loans to two borrowers totaling $7.6 million being placed on non-accrual status, offset by one loan for $1.3 million that was classified as non-accrual as of December 31, 2002 but was paid in full during the first quarter of 2003. One of the two loans placed on non-accrual status is for the construction of a boutique hotel and had a balance of $5.2 million as of March 31, 2003. This project is nearly completed and the loan is well secured by real estate; no significant loss is expected in connection with the workout. Management expects that post-construction financing will need to be extended in order to provide for a stabilization of the hotel’s operating cash flow. The other relationship placed on non-accrual status included various loans totaling $2.4 million to an agriculture-related business, of which $1.6 million is backed by government guarantees. These loans are well secured and no significant loss is expected in connection with the workout.

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

     The following table presents information about Humboldt’s non-performing assets, including quality ratios:

Table 6- Non-Performing Assets
(in thousands)

	March 31,	December 31,	March 31,
	2003	2002	2002

Non-accrual loans	$9,624	$3,054	$2,416
Loans past due 90 days or more and still accruing	1,188	561	2,460

Total non-performing loans	10,812	3,615	4,876
Other real estate owned	88	88	549

Total non-performing assets	$10,900	$3,703	$5,425

Total non-performing loans as a percentage of total loans	1.43%	0.48%	0.72%
Total non-performing assets as a percentage of total assets	1.01%	0.36%	0.57%

     At March 31, 2003, Humboldt had approximately $13 million of outstanding loans that were not included in the non-performing or non-accrual categories, but for which management had knowledge that the borrowers had certain identified weaknesses based on Humboldt’s internal risk rating system. Although these weaknesses are serious enough for management to be uncertain of the borrowers’ ability to comply with the original repayment terms of the loans, no losses are anticipated at this time in connection with these loans based on current market conditions, cash flow generation and collateral values. These loans are subject to routine management review and are considered in determining the adequacy of the allowance for loan losses.

     The allowance for loan losses (“ALL”) at March 31, 2003 totaled $12.0 million, an increase of $365,000, or 3%, from December 31, 2002. The ratio of ALL to total loans at March 31, 2003 was 1.59%, an increase of six basis points from December 31, 2002 and twelve basis points from March 31, 2002. At March 31, 2003 and 2002, the ratio of ALL to total non-performing loans was 111% and 204%, respectively.

     The following table provides an analysis of the changes in the ALL for the three months ended March 31, 2003 and 2002 respectively.

Table 7 - Summary of Loan Loss Experience
(in thousands)

	Three Months Ended
	March 31
	2003	2002

Balance beginning of period	$11,614	$9,765
Provision for loan losses	589	446
Loans charged-off	(354)	(464)
Charge-off recoveries	130	216

Net charge-offs	(224)	(248)

Balance end of period	$11,979	$9,963

	March 31,	March 31,
	2003	2002

Total loans:
At period end	$754,762	$679,818
Average	$757,293	$661,996
As a percentage of average loans (annualized):
Net charge-offs	0.12%	0.15%
Provision for loan losses	0.32%	0.27%
Allowance as a percentage of period end loans	1.59%	1.47%
Allowance as a percentage of non-performing loans	111%	204%

     Management believes that the ALL at March 31, 2003 is sufficient to absorb losses inherent in the loan portfolio. This assessment is based upon the best available information and does involve uncertainty and matters of judgment. Accordingly, the adequacy of the loan loss reserve cannot be determined with precision and could be susceptible to significant change in future periods.

Deposits and Borrowed Funds

     Total average deposits for the three-month period ended March 31, 2003 were $838 million, an increase of $54 million, or 7%, over the same period in 2002. Of this increase, $37 million was in the non-interest bearing deposit category. This increase in principally attributable to internal initiatives, including employee incentive programs, focused on increasing deposit balances for existing customer relationships.

     As of March 31, 2003, Humboldt had $76 million of brokered deposits at an average rate of 2.68%. Of this total $66 million are fixed-rate instruments that mature prior to December 31, 2003. One brokered issuance, in the amount of $10 million, matures in June 2010. This issuance is callable at Humboldt Bank’s option after one year and bears a fixed interest rate of 4.70%. Humboldt has synthetically converted this issuance to a floating rate based on LIBOR plus 7 basis points using an interest rate swap contract, which is callable by the counterparty after one year. Additional information regarding this transaction is included in Table 9 below.

     Total average borrowed funds for the three months ended March 31, 2003 were $89 million, an increase of $18 million, or 25%, over the same period in 2002. The increased borrowings were principally used to fund loan growth. The average cost of borrowed funds for the three-month period ended March 31, 2003 was 4.56%, down 66 basis points as compared to the same period in 2002. This decrease is principally attributable to the lower short-term market interest rates.

Asset/Liability Management

Humboldt’s financial performance is largely dependent upon its ability to manage market interest rate risk, which can be further defined as the exposure of Humboldt’s net interest income to fluctuations in interest rates. Since net interest income is the largest component of Humboldt’s revenue, management of interest rate risk is a priority. Humboldt’s interest rate risk management program includes a coordinated approach to managing interest rate risk and is governed by policies and Humboldt’s Asset and Liability Management Committee (“ALCO”). The ALCO meets regularly to evaluate the impact of market interest rates on the assets, liabilities, net interest margin, capital and liquidity of Humboldt and to determine the appropriate strategic plans to address the impact of these factors.

     Humboldt’s balance sheet structure is primarily short-term with most assets (84%) and liabilities (50%) either repricing or maturing in five years or less. Management monitors the sensitivity of net interest income to changes in market interest rates by utilizing a simulation model. This model measures net interest income sensitivity and volatility to interest rate changes based on assumptions which management believes are reasonable. Factors considered in the simulation model include actual maturities, estimated cash flows, repricing characteristics, and the relative sensitivity of assets and liabilities to changes in market interest rates. The simulation model considers other factors that can impact net interest income, including the mix of earning assets and liabilities, yield curve relationships, customer preferences and general market conditions. Utilizing the simulation model, management can project the impact of changes in interest rates on net interest income.

     Humboldt utilizes an interest rate simulation model to monitor and evaluate the impact of changing interest rates on net interest income. The estimated impact on Humboldt’s net interest income over a one-year time horizon as of March 31, 2003 is presented in Table 8. The interest rate simulation assumes a parallel and sustained shift in market interest rates ratable over a twelve-month period and no change in the composition or size of Humboldt’s balance sheet. For example, the “up 200 basis points” scenario is based on a theoretical increase in market rates of 16.7 basis points per month for 12 months.

Table 8

	Increase (Decrease) in Net Interest	Percentage
Scenario	Income from Base Scenario	Change

	(Dollars in thousands)
Up 200 basis points	$1,682	3.7%
Up 100 basis points	$836	1.8%
Down 100 basis points	$(1,053)	(2.2)%

     The preceding interest rate simulation model does not represent a financial forecast and should not be relied upon as being indicative of future results. These hypothetical estimates are based on numerous assumptions and factor, including actual maturities, estimated cash flows, repricing characteristics, the relative sensitivity of assets and liabilities to changes in market interest rates, mix of earning assets and liabilities, yield curve relationships, customer preferences and general economic conditions. While assumptions and estimates are developed based upon current economic and local market conditions, Humboldt cannot make any assurances as to the predictive nature of these assumptions and estimates.

     In order to assist with managing interest rate sensitivity, Humboldt has entered into off-balance sheet contracts that are considered derivative financial instruments. As of March 31, 2003, Humboldt had four such contracts, all of which are interest rate swap agreements. Table 8 presents information regarding the swap agreements as of March 31, 2003:

Table 9 - Interest Rate Swap Contracts
As of March 31, 2003
(In thousands)

Issue	Notional	Rate		Rate	Maturity	Hedge	Hedged	Fair
Date	Amount	Paid		Received	Date	Type	Instrument	Value

January 2002	$25,000	4.25%	(1)	6.72%	January 2005	Cash Flow	Loans	$1,003
July 2002	$25,000	4.25%	(2)	6.30%	July 2005	Cash Flow	Loans	$882
December 2002	$10,000	1.45%	(3)	4.70%	June 2010	Fair Value	Callable CD	$57
December 2001	$10,000	8.42%	(4)	4.98%	December 2006	Cash Flow	Trust Preferred	($753)

(1)	Variable rate based on prime

(2)	Variable rate based on prime

(3)	Variable rate based on LIBOR + 7 basis points

(4)	Fixed rate

     Humboldt’s derivative financial instruments are classified as fair value and cash flow hedges. Fair value hedges recognize currently in earnings both the impact of change in the fair value of the derivative financial instrument and the offsetting impact of the change in fair value of the hedged asset or liability. The change in fair value of cash flow hedges is recognized in other comprehensive income, net of associated tax effects.

     Humboldt requires all derivative financial instruments be used only for asset/liability management through the hedging of specific transactions or positions, and not for trading or speculative purposes. Management believes that the risk associated with using derivative financial instruments to mitigate interest rate risk sensitivity is minimal and should not have any material unintended impact on Humboldt’s financial condition or results of operations.

Capital Resources and Liquidity

     Stockholders’ equity at March 31, 2003 was $96 million, an increase of $18 million, or 24%, from year-end 2002. This increase in principally attributed to retained net income during the first quarter of $22 million and capital received as the result of stock option exercises of $1 million, offset by common stock repurchases totaling $4 million. The following table shows Humboldt’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a “well-capitalized” institution at March 31, 2003 and December 31, 2002:

Table 10 - Capital Ratios

	March 31,	December 31,
	2003	2002
Leverage ratio	10.47%	8.73%
Regulatory minimum	4.00%	4.00%
Well-capitalized minimum	5.00%	5.00%
Tier I risk-based capital	12.34%	10.18%
Regulatory minimum	4.00%	4.00%
Well-capitalized minimum	6.00%	6.00%
Total risk-based capital	13.59%	11.43%
Regulatory minimum	8.00%	8.00%
Well-capitalized minimum	10.00%	10.00%

     On February 6, 2002, Humboldt announced the authorization of a stock repurchase for up to 600,000 shares. As of March 31, 2003, this repurchase authorization was completed. On July 22, 2002, Humboldt’s Board of Directors authorized a second stock repurchase authorization for up to 1.2 million shares in connection with the planned sale of the company’s proprietary merchant bankcard operations. Approximately 200,000 shares were repurchased under this authorization as of March 31, 2003. The following table presents the number of shares repurchased and average price paid by Humboldt for the three- month periods ended March 31, 2003 and 2002.

Table 11 - Share Repurchase Summary

	March 31,
	2003	2002
Shares repurchased	366,426	254,640
Average price paid	$11.90	$8.31

     Humboldt paid a cash dividend on common stock in the amount of $0.025 per share during the first quarter of 2003. The dividend payout ratio, excluding the non–recurring income and expense related to the sale of Humboldt’s merchant bankcard business, was approximately 9%. Prior to the second quarter of 2002, Humboldt did not pay cash dividends. Although it is the intention of Humboldt to pay cash dividends on a quarterly basis, there is no assurance that any future cash dividends will be paid. The payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. Further, the cash dividends paid from Humboldt Bank to Humboldt Bancorp (the primary source of cash available for dividends) is subject to both Federal and State regulatory requirements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes in Humboldt’s quantitative and qualitative disclosures about market risk as of March 31, 2003 from that presented in Humboldt’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

     Within 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Form 10-Q.

     There have been no significant changes in the Company’s internal controls, or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings – In the normal course of business, the Company and its subsidiaries are involved in litigation. The Company does not believe that any litigation in which it is currently involved will have a material impact on financial condition or results of operations.

Item 2 - Changes in Securities - None

Item 3 - Defaults Upon Senior Securities - None

Item 4 - Submission of Matters to a vote of Security Holders - None

Item 5 - Other Information - None

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits - None

(b)   Reports on Form 8-K

     On April 15, 2003, Humboldt filed a Form 8-K in connection with the issuance of a press release announcing its first quarter 2003 financial results. A copy of the press release was included as Exhibit 99.1 under Item 9 in accordance with interim guidance issued by the SEC in Release No. 33-8216 for reporting Item 12 (Results of Operations and Financial Condition).

     On March 28, 2003, Humboldt filed a Form 8-K with copies of the certifications required under Section 906 of the Sarbanes-Oxley Act for the 2002 Form 10-K included as Exhibits 99.1 and 99.2 under Item 9.

     On March 13, 2003, Humboldt filed a Form 8-K in connection with the issuance of a press release announcing the completion of the sale of Humboldt Bank’s proprietary merchant bankcard operations. A copy of the press release was included as Exhibit 99.1 under Item 9.

     On March 3, 2003, Humboldt filed a Form 8-K in connection with two trading plans under SEC Rule 10b5-1. A copy of the trading plan for Theodore S. Mason was included as Exhibit 99.1 and a copy of the trading plan for Steven R. Mills was included as Exhibit 99.2 under Item 9.

     On February 3, 2003, Humboldt filed a Form 8-K in connection with the issuance of a press release announcing that its Humboldt Bank subsidiary had entered into a definitive agreement with an affiliate of First National Bank Holding Company for the sale of its proprietary merchant bankcard operations. The disclosure was made under Item 5, with a copy of the press release included as Exhibit 99.1 under Item 7.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf thereunto duly authorized.

Dated:	May 12, 2003	HUMBOLDT BANCORP

/s/ Robert M. Daugherty

Robert M. Daugherty President and Chief Executive Officer

/s/ Patrick J. Rusnak

Patrick J Rusnak Chief Financial Officer

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ Patrick J. Rusnak

Patrick J Rusnak Chief Financial Officer