Form 10-Q
period 2003-06-30
HUMBOLDT BANCORP
filed 2003-08-14
CIK 1008554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

YES [X]     NO [   ]

Common stock, no par value: 12,112,110 shares
outstanding as of August 4, 2003

INDEX

PART I Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets (unaudited) as of June 30, 2003 and December 31, 2002
Consolidated Statements of Income (unaudited) for the Three Months and Six Months Ended June 30, 2003 and 2002
Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2003 and 2002
Consolidated Statements of Other Comprehensive Income (unaudited) for the Three Months and Six Months Ended June 30, 2003 and 2002
Notes to Unaudited Consolidated Financial Statements
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
Signatures

HUMBOLDT BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)
For the Period Ended June 30, 2003 and December 31, 2002
(in thosuands)

	June 30,	December 31,
	2003	2002

ASSETS
Cash and due from banks	$65,445	$$35,156
Federal funds sold and interest bearing deposits with banks	112	202
Investment securities available-for-sale, at fair value	184,869	181,471
Loans and leases	765,317	760,648
Less: allowance for loan and lease losses	12,133	11,614

Net loans	753,184	749,034
Premises and equipment, net	19,240	16,593
Accrued interest receivable and other assets	46,667	49,094

Total assets	$1,069,517	$1,031,550

LIABILITIES
Deposits
Noninterest-bearing	$235,659	$227,406
Interest-bearing	636,275	613,021

Total deposits	871,934	840,427
Accrued interest payable and other liabilities	22,028	23,268
Borrowed funds	61,972	69,857
Guaranteed Preferred Beneficial Interests in Company’s Junior Subordinated Debentures (Trust Preferred Securities)	20,150	20,150

Total liabilities	976,084	953,702
STOCKHOLDERS’ EQUITY
Preferred stock, no par value; 20,000,000 authorized, no shares issued and outstanding in 2003 and 2002	—	—
Common stock, no par value; 100,000,000 shares authorized, 12,110,302 shares in 2003 and 12,604,157 shares in 2002 issued and outstanding	58,092	66,345
Retained earnings	32,031	8,103
Accumulated other comprehensive income	3,310	3,400

Total stockholders’ equity	93,433	77,848

Total liabilities and stockholders’ equity	$1,069,517	$1,031,550

See accompanying notes to the consolidated financial statements

HUMBOLDT BANCORP AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Interest Income:
Interest and fees on loans	$13,593	$13,593	$27,239	$26,923
Interest and dividends on investment securities
Taxable	1,441	1,841	2,941	3,551
Exempt from Federal income tax	361	361	715	721
Other interest income	55	7	89	14

Total interest income	15,450	15,802	30,984	31,209
Interest Expense:
Interest on deposits	2,623	3,445	5,414	7,158
Interest on borrowed funds and other	965	983	1,963	1,895

Total interest expense	3,588	4,428	7,377	9,053

Net interest income	11,862	11,374	23,607	22,156
Provision for loan losses	314	642	903	1,088

Net interest income after provision for loan losses	11,548	10,732	22,704	21,068
Non-interest Income:
Fees and other income	1,315	5,650	6,349	11,448
Service charges on deposit accounts	805	623	1,411	1,170
Net gain on sale of loans	509	796	1,202	1,149
Net gain on sale of investment securities	—	296	—	296
Gain on sale of merchant processing unit	—	—	29,768	—

Total non-interest income	2,629	7,365	38,730	14,063
Non-interest Expense:
Salaries and employee benefits	6,123	6,560	12,429	13,378
Net occupancy and equipment expense	1,449	1,596	2,917	3,171
Other expenses	2,351	5,523	6,732	10,530

Total non-interest expense	9,923	13,679	22,078	27,079

Income before income taxes	4,254	4,418	39,356	8,052
Provision for income taxes	1,593	1,281	14,734	2,377

Net income continuing operations	2,661	3,137	24,622	5,675
Discontinued operations:
(Loss) on wind-down of discontinued operations, net of tax	—	(276)	—	(276)

Net income	$2,661	$2,861	$24,622	$5,399

Earnings (loss) per common share — basic:
Continuing Operations	$0.22	$0.25	$1.99	$0.45
Discontinued operations	$—	$(0.02)	$—	$(0.02)

Net Income	$0.22	$0.23	$1.99	$0.43

Earnings per common share — diluted:
Continuing Operations	$0.21	$0.24	$1.91	$0.44
Discontinued operations	$—	$(0.02)	$—	$(0.03)

Net Income	$0.21	$0.22	$1.91	$0.41

Average common shares outstanding:
Basic	12,193	12,386	12,382	12,448
Diluted	12,687	13,068	12,890	13,024
Cash dividends declared per common share	$0.030	$0.021	$0.055	$0.021

See accompanying notes to the consolidated financial statements

HUMBOLDT BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
For the six months ended June 30, 2003 and 2002
(in thousands)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,622	$5,399
Adjustments to reconcile net income to net cash provided by operating activities:
Wind-down of discontinued operations	—	276
Depreciation and amortization	2,948	2,935
Provision for loan loss	903	1,088
Net (gain) on sale of securities	—	(296)
Net change in other assets	799	2,232
Net change in other liabilities	(1,240)	713
Net gain on sale of business unit	(29,768)	—
Net gain on sale of loans	(1,202)	(1,149)

Net cash (used in) provided by operating activities	(2,938)	11,198
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale/maturities of securities available for sale	26,126	62,126
Purchases of securities available for sale	(30,642)	(62,743)
Net change in loans	(3,852)	(48,982)
Net change in federal funds sold and interest bearing bank deposits	90	(139)
Investing activities related to wind-down of discontinued operations	—	3,795
Proceeds from sale of foreclosed real estate	—	503
Proceeds from disposal of premises and equipment	—	846
Proceeds from sale of business unit	32,000	—
Purchases of premises and equipment	(4,455)	(654)

Net cash provided by (used in) investing activities	19,267	(45,248)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	31,507	(4,288)
Net change in borrowed funds	(7,885)	23,148
Payment of cash dividends on common stock	(694)	(258)
Repurchase of common stock	(10,897)	(3,018)
Proceeds from issuance of stock for exercised options	1,929	1,044

Net cash provided by financing activities	13,960	16,628

Net change in cash and cash equivalents	30,289	(17,422)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,156	54,567

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$65,445	$37,145

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$8,257	$9,543
Income taxes	9,250	—
Non-cash transactions:
Unrealized holding (losses) gains on securities and swaps	(155)	2,820
Deferred income taxes on unrealized holding (losses) gains on securities and swaps	(65)	832
Loans transferred to foreclosed property	—	532

See accompanying notes to the consolidated financial statements

HUMBOLDT BANCORP AND SUBSIDIARIES
Consolidated Statements of Other Comprehensive Income (unaudited)
(in thousands)

	For the Three months Ended		For the Six months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income	$2,661	$2,861	$24,622	$5,399
Other comprehensive income:
Unrealized holding gains (losses) on securities available for sale	175	2,164	(163)	2,941
Net unrealized holding (losses) gains in interest rate swaps qualifying as cash flow hedges	(18)	(218)	8	175
Reclassification adjustment for realized gains on securities transactions	—	(296)	—	(296)

Total other comprehensive income (loss) before income taxes	157	1,650	(155)	2,820

Income tax expense (benefit) related to the above items:
Unrealized holding gains (losses) on securities available for sale	75	550	(68)	867
Net unrealized holding (losses) gains in interest rate swaps qualifying as cash flow hedges	(6)	(123)	3	52
Reclassification adjustment for realized gains on securities transactions	—	(87)	—	(87)

Total income tax expense (benefit)	69	340	(65)	832

Net other comprehensive income (loss)	88	1,310	(90)	1,988

Total comprehensive income	$2,749	$4,171	$24,532	$7,387

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

Note 2 – Per Share Data

     Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income available to common stockholders and assumed conversions by the weighted average number of shares of common stock plus equivalent shares of common stock outstanding, including dilutive stock options. All per share information contained in this Quarterly Report has been restated to reflect the six-for–five stock split issued in August 2002. The following table provides reconciliation of the basic and diluted earnings per share computations for the three and six-month periods ended June 30, 2003 and 2002.

Earnings Per Share
(In thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Basic earnings per share:
Weighted average shares outstanding	12,193	12,386	12,382	12,448
Net income	$2,661	$2,861	$24,622	$5,399
Basic earnings per share	$0.22	$0.23	$1.99	$0.43
Diluted earnings per share:
Weighted average shares outstanding	12,193	12,386	12,382	12,448
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	494	682	508	576

Total weighted average shares and common stock equivalents outstanding	12,687	13,068	12,890	13,024

Net income	$2,661	$2,861	$24,622	$5,399
Net income from continuing operations	2,661	3,137	24,622	5,675
Diluted earnings per share	0.21	0.22	1.91	0.41
Diluted earnings per share — continuing operations	$0.21	$0.24	$1.91	$0.44

Note 3 – Sale of Proprietary Merchant Bankcard Operations

     On June 13, 2003, Humboldt completed the sale of Humboldt Bank’s proprietary merchant bankcard operations to Humboldt Merchant Services, LP, an affiliate of First National Bank Holding Company. Humboldt received $32 million in cash in connection with the sale and recognized an after-tax gain of $18.6 million during the first quarter of 2003.

Note 4 - Segment Information

     Through June 30, 2003, Humboldt operated in two principal industry segments: retail banking and merchant bankcard services. Humboldt’s core retail banking segment includes commercial, commercial real estate, construction, and permanent residential lending along with all depository activities. Although Humboldt’s proprietary merchant bankcard portfolio was sold to a third party during the first quarter of 2003, Humboldt continued to provide sponsorship processing for three independent sales organizations (“ISOs”) under existing agreements and, in accordance with terms of a transition agreement related to the sale of the proprietary portfolio, for Humboldt Merchant Services, LP for a period of up to six months after March 13, 2003. During the second quarter of 2003, one ISO agreement expired and the related sponsorship discontinued. Subsequent to June 30, 2003, Humboldt discontinued sponsorship processing for Humboldt Merchant Services, LP. The remaining agreements for two ISOs are expected to terminate by March 31, 2004. Additional information regarding these agreements is included in Humboldt’s 2002 Form 10-K under Part I.

Business Segments

	For the three months ended			For the three months ended
	June 30, 2003			June 30, 2002

	Retail	Merchant Bancard		Retail	Merchant Bancard
	Banking	Services	Total	Banking	Services	Total

	(Dollars in thousands)			(Dollars in thousands)
Non-interest income	$2,191	$438	$2,629	$2,925	$4,440	$7,365
Interest income	15,398	52	15,450	15,740	62	15,802
Interest expense	3,571	17	3,588	4,367	61	4,428
Interest income/(expense) allocation	(221)	221	—	(299)	299	—
Segment profit, before taxes	3,340	914	4,254	3,464	954	4,418
Segment assets	$995,387	$74,130	$1,069,517	$895,958	$87,741	$983,699

	For the six months ended			For the six months ended
	June 30, 2003			June 30, 2002

	Retail	Merchant Bancard		Retail	Merchant Bancard
	Banking	Services	Total	Banking	Services	Total

	(Dollars in thousands)			(Dollars in thousands)
Non-interest income	$4,492	$34,238	$38,730	$5,175	$8,888	$14,063
Interest income	30,824	160	30,984	31,070	139	31,209
Interest expense	7,344	33	7,377	8,958	95	9,053
Interest income/(expense) allocation	(484)	484	—	(685)	685	—
Segment profit, before taxes	6,933	32,423	39,356	6,547	1,505	8,052
Segment assets	$995,387	$74,130	$1,069,517	$895,958	$87,741	$983,699

Note 5 — Stock-Based Compensation

     During the first quarter of 2003, Humboldt adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), for stock-based compensation, effective as of January 1, 2003. Under the prospective method of adoption selected by Humboldt, stock-based employee compensation costs are recognized as awards are granted, modified or settled. The following table presents the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

Stock-Based Compensation
(in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income, as reported	$2,661	$2,861	$24,622	$5,399
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	103	31	184	31
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(119)	(298)	(302)	(330)

Pro forma net income	$2,645	$2,594	$24,504	$5,100

Earnings per share:
Basic — as reported	$0.22	$0.23	$1.99	$0.43
Basic — pro forma	$0.22	$0.21	$1.98	$0.41
Diluted — as reported	$0.21	$0.22	$1.91	$0.41
Diluted — pro forma	$0.21	$0.20	$1.90	$0.39

     In April 2002, a stock option grant was made to the new President & Chief Executive Officer of Humboldt. The total number of options granted exceed the annual limit for grants to an individual and, accordingly, the options in excess of the limit were granted subject to shareholder approval of an amendment to the 2001 Humboldt Bancorp & Subsidiaries Equity Incentive Plan increasing the annual grant limit. This amendment was approved at the 2003 Annual Meeting, held in May 2003. Since the market value of Humboldt common stock on the date the amendment was approved exceeded the original option exercise price, Humboldt must recognize compensation expense for the difference times the number of shares that exceeded the annual grant limit. During the second quarter of 2003, Humboldt recognized $80,000 of compensation expense for this grant and will recognize a total of $57,000 in additional compensation expense over the next three quarters.

Note 6 – Recent Accounting Pronouncements

     In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, to provide clarification of certain terms and investment characteristics identified in Statement 133. Statement 149 is to be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. Humboldt does not expect the adoption of the Statement will have a material impact on the consolidated financial statements.

     In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. Given the nature of Humboldt’s liability and equity instruments, management does not expect this Statement to have a material impact to the consolidated financial statements upon adoption of the Statement on July 1, 2003.

     In January 2003, the FASB issued FIN 46, which clarifies the application of Accounting Research Bulletin (“ARB”) 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 30, 2003. The consolidation requirements apply to all variable interest entities created after January 30, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. Management is currently assessing the impact of FIN 46, and does not expect this Interpretation to have a material impact on Humboldt’s financial condition or results of operations. The Bank has investments in two limited partnerships that operate qualified multi-family affordable housing projects and generate tax credits. The Bank’s interest in these partnerships was approximately $870,000 at June 30, 2003. The assets and liabilities of these partnerships consist primarily of apartment complexes and related debt. The Bank accounts for the investments under the equity method, and therefore the carrying value approximates its underlying equity in the net assets of the partnerships. Management believes that these two limited partnerships could be defined as variable interest entities and, therefore, be required to consolidate for all reporting periods beginning after June 15, 2003. Additional information regarding Investments in Limited Partnerships is provided in Note 1 of the Notes to the Consolidated Financial Statements in Humboldt’s 2002 Form 10-K.

     During July 2, 2003, the Federal Reserve issued Supervisory Letter SR 03-13 addressing recent accounting interpretation guidance issued by the Financial Accounting Standards Board (“FASB”) regarding the consolidation of special purpose entities formed for the issuance of trust preferred securities. This specific issue raised by the new FASB interpretive guidance is whether or not the special purpose entities formed for the issuance of trust preferred securities qualify for consolidation under FIN 46. Humboldt currently has three such entities, which are described fully in Humboldt’s 2002 Form 10-K (Note 10), that are consolidated and included in the balance sheet as a liability described as “Guaranteed Preferred Beneficial Interests in Company’s Junior Subordinated Debentures.”

     One of the concerns raised regarding the potential deconsolidation of trust preferred special purpose entities is whether the current treatment of qualifying amounts of trust preferred securities as Tier I regulatory capital will change. Supervisory Letter SR 03-13 instructs bank holding companies to continue to report trust preferred securities in the same manner on periodic reports to the Federal Reserve (as a minority interest in consolidated subsidiaries) and to continue to include, subject to limitation, trust preferred securities as Tier I capital until otherwise instructed.

Note 7 – Subsequent Events

     On August 12, 2003, Humboldt announced the signing of a definitive agreement to acquire California Independent Bancorp (“CIB”), the parent holding company of Feather River State Bank. As of June 30, 2003, CIB has total assets of $378 million, total loans of $205 million, total deposits of $311 million and total shareholders’ equity of $28 million. Feather River State Bank operates 9 branches located in Colusa, Placer, Sutter, Yolo and Yuba counties in Northern California.

     Under the terms of the agreement, Humboldt will pay approximately $80 million to acquire all outstanding shares of CIB. The consideration will be comprised of stock and cash, with the cash component fixed at $14.20 per share, or approximately $32 million in the aggregate. Humboldt expects to fund the cash consideration through the issuance of trust preferred securities and cash on hand. The exchange ratio is subject to adjustment based on the average trading price for Humboldt common stock for a defined period prior to closing. If Humboldt’s stock measurement price is between $14.12 and $15.30 per share, the exchange ratio will vary between 1.5085 and 1.3922 so that, when combined with the $14.20 per share cash consideration, the total consideration is $35.50 per CIB share. The exchange ratio will be fixed if the Humboldt measurement price is below $14.12 or above $15.30, at 1.5085 and 1.3922, respectively.

     Subject to receipt of regulatory and shareholder approval, Humboldt expects this transaction will be completed during the first quarter of 2004.

     Humboldt Bank is a party to a lawsuit brought by a merchant for whom Humboldt Bank’s merchant bankcard division processed credit card transactions through an independent service organization (“ISO”) in 2001. The ISO terminated its arrangements with the merchant. In its pleading, the merchant alleged fraud and breach of contract due to the ISO retaining the merchant’s $165,000 security deposit, which was established to cover losses or legal fees for which the merchant would be liable under the merchant agreement. On August 8, 2003, following a trial which began on July 10, the jury returned a verdict which, if entered as a judgment by the court, would absolve Humboldt Bank and the ISO of the fraud and breach of contract charges, but would award compensatory damages of $150,000 and punitive damages of $3 million for wrongfully withholding the security deposit, of which $2 million would be assessed against Humboldt Bank. Management believes that this verdict is internally inconsistent and unsupported by either the facts or the trial record, and intends to make appropriate post-trial motions to set aside the verdict. A judgment on the matter is expected during September 2003 that will result in the verdict being upheld, overturned or reduced. As of the date of this Report, Humboldt Bank’s counsel has concluded that no single outcome (including the range of possible awards between the verdict as rendered and zero) was more likely than another. Accordingly, no liability was recorded as of June 30, 2003. In the event of an unfavorable judgment, management would expect to appeal.

Part I. Item II.
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

Overview

     Humboldt Bancorp (“Humboldt”) is a bank holding company registered under the Bank Holding Company Act of 1956. Humboldt’s operations are primarily conducted by Humboldt Bank, a wholly-owned subsidiary that is chartered by the State of California. As of June 30, 2003, Humboldt had total assets of $1.1 billion, total loans of $765 million, total deposits of $872 million and total shareholders’ equity of $93 million.

Summary of Critical Accounting Policies

     The Securities and Exchange Commission (“SEC”) has issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods.

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

Reserves and Contingencies

     Humboldt must manage and control certain inherent risks in the normal course of its business. These include credit risk, fraud risk, operations and settlement risk, and interest rate risk. Humboldt has established reserves for risk of losses, including loan losses, tax contingencies and merchant bankcard losses. The allowance for loan losses represents Humboldt’s estimate of the probable losses that have occurred as of the date of the financial statements, as further described in Note 1 in the Notes to the 2002 Consolidated Financial Statements. Management believes that Humboldt has appropriately accrued for tax exposures. The allowance for merchant bankcard losses represents Humboldt’s estimate of probable losses that have occurred as of the date of the financial statements. In connection with the sale of Humboldt’s proprietary merchant bankcard portfolio during the first quarter of 2003, the portion of the reserve related to proprietary merchant processing was reduced to zero and included in the recorded gain on sale. During the second quarter of 2003, the remaining portion of the reserve that was allocated for ISO processing was reduced to zero based on management’s evaluation of loss risk for remaining ISO sponsorship processing.

Derivative Financial Instruments

     Humboldt has a policy that provides for the use of derivative financial instruments to hedge interest rate risk. This policy permits the use of interest rate swaps, cap and floor contracts to hedge specific interest rate risk exposures as part of Humboldt’s asset/liability management process. This policy limits the notional amount of total derivative financial instruments to 15% of total assets. Note 1 in the Notes to the 2002 Consolidated Financial Statements contains additional information on accounting policies related to derivative financial instruments. No new derivative contracts have been entered into during the first six months of 2003.

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

     Prior to its classification as a discontinued operation, BFS formed three subsidiaries that were not consolidated on the financial statements of BFS or Humboldt. These subsidiaries are commonly referred to as special purpose entities, or SPEs. As of June 30, 2003 and December 30, 2002, only two subsidiaries were not consolidated. Both of the remaining unconsolidated subsidiaries are considered “qualifying” SPEs that were formed for the sole purpose of issuing lease-backed notes to institutional investors. Additional information on these SPEs is provided in Note 3 in the Notes to the 2002 Consolidated Financial Statements.

Revenue recognition

     Humboldt’s primary sources of revenue are interest income and, prior to the second quarter of 2003, fees received in connection with providing merchant bankcard processing services. Interest income is recorded on an accrual basis. Note 1 in the Notes to the 2002 Consolidated Financial Statements contains an explanation of the process for determining when the accrual of interest income is discontinued on impaired loans and under what circumstances loans are returned to an accruing status. Merchant bankcard revenue is recorded on a cash basis.

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

Stock-based compensation

     Effective January 1, 2003, Humboldt elected to prospectively recognize compensation expense for stock options in accordance with the provisions of SFAS No. 123. Any stock options granted prior to this effective date will continue to be accounted for under the provisions of APB No. 25, generally without income statement recognition. Note 4 to the Consolidated Financial Statements for the quarterly periods ended June 30, 2003 and 2002 above presents a pro forma presentation of net income and earnings per share as if compensation expense were recognized for all unvested stock options. The calculation of compensation expense under SFAS No. 123 is determined by using the Black-Scholes option pricing model, which relies upon assumptions for expected future stock price volatility and cash dividends, and the expected life of the options. The ultimate value recognized by option holders may be significantly greater or less than the amount of compensation expense recognized by Humboldt.

     During the second quarter of 2003, Humboldt recognized $80,000 of compensation expense for certain stock options that were granted in April 2002 in connection with hiring of a new Chief Executive Officer. The hire-date grant exceeded the maximum number of options that could be granted to an individual in any calendar year in accordance with the 2001 Humboldt Bancorp & Subsidiaries Equity Incentive Plan,

and was subject to shareholder approval of an amendment increasing the annual grant limit. An amendment increasing the limit was approved at Humboldt’s 2003 annual meeting. In accordance with generally accepted accounting principles, the difference between the original exercise price and the market value of Humboldt’s common stock, multiplied by the number of option shares which were subject to shareholder approval, will be recognized as compensation expense ratably over the vesting period of the option.

Results of Operations

     For the three months ended June 30, 2003, Humboldt reported net income of $2.7 million, or $0.21 per diluted share, compared with net income of $2.9 million, or $0.22 per diluted share, for the same period in 2002. There was no financial impact related to discontinued operations during the second quarter of 2003 and, accordingly, the net income and earnings per share from continuing operations were the same as the reported net income and earnings per share above. During the second quarter of 2002, Humboldt completed the wind-down of its leasing operations and recognized a loss on discontinued operations of $276,000, or $0.02 per diluted share. The second quarter 2002 net income from continuing operations was $3.1 million, or $0.24 per diluted share. The results for the second quarter of 2003 produced a return on average assets of 0.99% and a return on average shareholders’ equity of 11.54%.

     For the six months ended June 30, 2003, Humboldt reported net income of $24.6 million, or $1.91 per diluted share, as compared with net income and diluted earnings per share of $5.4 million and $0.41, respectively, for the same period in 2002. Since Humboldt had no activity related to discontinued operations during the first six months of 2003, the net income and related earnings per share for continuing operations was the same as the reported net income and earnings per share above. For the same period in 2002, Humboldt reported a net loss on discontinued operations of $276,000, or $0.03 per diluted share, providing for net income and earnings per share from continuing operations of $5.7 million and $0.44, respectively.

     The results of operations for the six-month period ended June 30, 2003 included a non-recurring after-tax gain of approximately $18.6 million recognized during the first quarter in connection with the sale of Humboldt Bank’s proprietary merchant bankcard operations. Excluding the impact of this gain, net income from continuing operations for the six-month period ended June 30, 2003 was $0.47 per diluted share, an increase of 14% over the same period in 2002. The financial results for the first six months of 2003, excluding the non-recurring gain described above, produced a return on average assets and return on average shareholders’ equity of 1.15% and 13.8%, respectively.

     The following table summarizes the major components of income and expense for the three and six-month periods ended June 30, 2003 and 2002 and the changes in those components for the periods presented.

Table 1 — Condensed Consolidated Statements of Income
(in thousands )

	For the Three Months			Percent	For the Six Months			Percent
	Ended June 30,		Change	Increase	Ended June 30,		Change	Increase
	2003	2002	Amount	(Decrease)	2003	2002	Amount	(Decrease)

Summary of Operations
Interest income	$15,450	$15,802	$(352)	-2%	$30,984	$31,209	$(225)	-1%
Interest expense	3,588	4,428	(840)	-19%	7,377	9,053	(1,676)	-19%

Net Interest Income	11,862	11,374	488	4%	23,607	22,156	1,451	7%
Provision for loan losses	314	642	(328)	-51%	903	1,088	(185)	-17%

Net interest income after provision for loan losses	11,548	10,732	816	8%	22,704	21,068	1,636	8%
Non-interest income	2,629	7,365	(4,736)	-64%	38,730	14,063	24,667	175%
Non-interest expense	9,923	13,679	(3,756)	-27%	22,078	27,079	(5,001)	-18%

Income before taxes	4,254	4,418	(164)	-4%	39,356	8,052	31,304	nm
Income taxes	1,593	1,281	312	24%	14,734	2,377	12,357	nm

Net income from continuing operations	2,661	3,137	(476)	-15%	24,622	5,675	18,947	nm
(Loss) on discontinued operations, net of tax	—	(276)	276	nm	—	(276)	276	nm

Net income	$2,661	$2,861	$(200)	-7%	$24,622	$5,399	$19,223	nm

Non-recurring items, net of tax*	$—	$—	—	nm	$18,575	$—	18,575	nm
Net income, excluding non-recurring items	$2,661	$2,861	(200)	-7%	$6,047	$5,399	648	12%

* Includes gain on sale of proprietary merchant bankcard operation, net of tax.

nm — not meaningful

Net Interest Income

     Net interest income is the largest source of Humboldt’s operating income. Net interest income was $11.9 million for the three-month period ended June 30, 2003, an increase of $488,000, or 4% over the comparable period in 2002. Net interest income was $23.6 million for the six months ended June 30, 2003, an increase of $1.5 million, or 7%, over the same period in 2002. These increases are principally attributable to growth in outstanding average interest earning assets over the comparable prior year period, offset by certain reductions in the net interest margin described below.

     For the three-month period ended June 30, 2003, the net interest margin (net interest income as a percentage of average interest earning assets) on a fully tax-equivalent basis was 5.06%, a decrease of 31 basis points as compared to the same period in 2002. For the six months ended June 30, 2003, the tax equivalent net interest margin was 5.04%, 26 basis points lower than the comparable period in 2002. The decreases in the net interest margins for both the three and six month periods ended June 30, 2003 are principally attributable the impact of lower market interest rates. Specifically, the yield on Humboldt’s earning assets declined at a greater rate than the cost of interest-bearing liabilities. For example, the average yield on earning assets declined by 84 basis points for the six months ended June 30, 2003, while the average cost of interest bearing liabilities declined by 66 basis points. This disparity is due, in part, to downward adjustments on variable rate loans and increased cash flows from loans and investment securities that were reinvested at lower market rates. Humboldt was unable to lower deposit costs commensurately because, in some instances, the rates paid are approaching 0%.

     The following tables show the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned (on a fully tax-equivalent basis) and paid by Humboldt on those assets and liabilities for the three and six-month periods ended June 30, 2003 and 2002:

Table 2 — Average Consolidated Balance Sheets and Net Interest Analysis
Fully tax-equivalent basis
(in thousands)

	For the Three Months Ended

	June 30, 2003			June 30, 2002

	Average	Interest	Avg.	Average	Interest	Avg.
	Balance	(1)	Rate	Balance	(1)	Rate

Assets:
Interest-earning assets:
Loans, net of unearned income (2)	$763,900	$13,593	7.14%	$697,253	$13,593	7.82%
Investment securities (1)	182,625	1,982	4.35%	175,858	2,382	5.43%
Federal funds sold and other interest income	18,713	55	1.18%	186	7	15.06%

Total interest-earning assets / interest income	965,238	$15,630	6.49%	873,297	$15,982	7.42%

Non-interest-earning assets:
Allowance for loan losses	(12,288)			(10,298)
Cash and due from banks	58,797			48,149
Premises and equipment	16,121			18,007
Goodwill and deposit intangibles	4,642			9,385
Other assets	48,572			22,607

Total assets	$1,081,084			$961,147

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$63,644	$22	0.14%	$47,482	$30	0.25%
Savings deposits	237,372	592	1.00%	227,112	823	1.45%
Certificates of deposit	317,623	2,009	2.54%	303,733	2,592	3.42%

Total interest-bearing deposits	618,638	2,623	1.70%	578,327	3,445	2.42%

Federal Home Loan Bank advances	60,037	367	2.45%	45,893	421	3.68%
Other borrowings (3)	26,044	598	9.21%	27,606	562	8.17%

Total borrowed funds	86,081	965	4.50%	73,499	983	5.42%

Total interest-bearing liabilities / interest expense	704,720	$3,588	2.04%	651,826	$4,428	2.72%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	244,546			212,028
Other liabilities	39,332			30,013

Total liabilities	988,597			893,867

Stockholders’ equity	92,473			67,280

Total liabilities and stockholders’ equity	$1,081,071			$961,147

Net interest-rate spread			4.45%			4.70%
Impact of non-interest bearing sources and other changes in balance sheet composition			0.61%			0.67%

Net interest income / margin on interest-earning assets (4)		$12,042	5.06%		$11,554	5.37%

(1)	Interest income on tax-exempt securities and loans has been increased by 50% to reflect comparable interest on taxable securities.

(2)	For computational purposes, includes non-accrual loans.

(3)	Includes Trust Preferred Securities.

(4)	Tax equivalent net interest income as a percentage of average earning assets

	For the Six Months Ended

	June 30, 2003			June 30, 2002

	Average	Interest	Avg.	Average	Interest	Avg.
	Balance	(1)	Rate	Balance	(1)	Rate

Assets:
Interest-earning assets:
Loans, net of unearned income (2)	$760,615	$27,239	7.22%	$679,722	$26,923	7.99%
Investment securities	182,516	4,013	4.43%	175,305	4,632	5.33%
Federal funds sold and other interest income	14,938	89	1.20%	1,035	14	2.73%

Total interest-earning assets / interest income	958,069	$31,341	6.60%	856,062	$31,569	7.44%

Non-interest-earning assets:
Allowance for loan losses	(12,067)			(10,061)
Cash and due from banks	46,062			47,546
Premises and equipment	16,250			18,453
Goodwill and deposit intangibles	5,407			8,456
Other assets	45,733			34,049

Total assets	$1,059,454			$954,505

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$57,776	$38	0.13%	$47,715	$56	0.24%
Savings deposits	231,432	1,171	1.02%	232,096	1,717	1.49%
Certificates of deposit	318,940	4,205	2.66%	300,030	5,385	3.62%

Total interest-bearing deposits	608,148	5,414	1.80%	579,841	7,158	2.49%

Federal Home Loan Bank advances	59,786	800	2.70%	43,285	813	3.79%
Other borrowings (3)	27,663	1,163	8.48%	28,882	1,082	7.55%

Total borrowed funds	87,449	1,963	4.53%	72,167	1,895	5.30%

Total interest-bearing liabilities / interest expense	695,597	$7,377	2.14%	652,008	$9,053	2.80%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	242,711			207,724
Other liabilities	32,781			28,230

Total liabilities	971,089			887,962

Stockholders’ equity	88,358			66,543

Total liabilities and stockholders’ equity	$1,059,447			$954,505

Net interest-rate spread			4.46%			4.64%
Impact of non-interest bearing sources and other changes in balance sheet composition			0.58%			0.66%

Net interest income / margin on interest-earning assets (4)		$23,964	5.04%		$22,516	5.30%

(1)	Interest income on tax-exempt securities and loans has been increased by 50% to reflect comparable interest on taxable securities.

(2)	For computational purposes, includes non-accrual loans.

(3)	Includes Trust Preferred Securities.

(4)	Tax equivalent net interest income as a percentage of average earning assets

     The following tables show the relative impact on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by Humboldt on such assets and liabilities for the three and six-month periods ended June 30, 2003 and 2002. Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amounts of the change in each category.

Table 3- Change in Interest Income and Expense on a Tax Equivalent Basis
(in thousands)

	Three Months Ended June 30, 2003
	Compared to 2002
	Increase (Decrease)
	in interest income and expense
	due to changes in:

	Volume	Rate	Total

Interest-earning assets:
Loans and leases	$1,186	$(1,186)	$—
Investment securities	73	(473)	(400)
Federal funds sold & other interest income	54	(6)	48

Total interest-earning assets / interest income	1,313	(1,665)	(352)
Interest-bearing liabilities:
Transactions accounts	6	(14)	(8)
Savings deposits	26	(257)	(231)
Certificates of deposit	88	(671)	(583)

Total interest-bearing deposits	120	(942)	(822)
FHLB advances	86	(140)	(54)
Other borrowings	(36)	72	36

Total borrowed funds	50	(68)	(18)

Total interest-bearing liabilities	170	(1,010)	(840)

Increase (decrease) in net interest income	$1,143	$(655)	$488

	Six Months Ended June 30, 2003
	Compared to 2002
	Increase (Decrease)
	in interest income and expense
	due to changes in:

	Volume	Rate	Total

Interest-earning assets:
Loans and leases	$2,897	$(2,581)	$316
Investment securities	159	(778)	(619)
Federal funds sold & other interest income	83	(8)	75

Total interest-earning assets / interest income	3,139	(3,367)	(228)
Interest-bearing liabilities:
Transactions accounts	7	(25)	(18)
Savings deposits	(3)	(543)	(546)
Certificates of deposit	249	(1,429)	(1,180)

Total interest-bearing deposits	253	(1,997)	(1,744)
FHLB advances	221	(234)	(13)
Other borrowings	(51)	132	81

Total borrowed funds	170	(101)	68

Total interest-bearing liabilities	423	(2,098)	(1,676)

Increase (decrease) in net interest income	$2,716	$(1,269)	$1,448

Provision for Loan Losses

     The provision for loan losses was $314,000, or 0.16% of average loans on an annualized basis, for the three-month ended June 30, 2003, compared with $642,000, or 0.37% of average loans, for the same period in 2002. Net charge-offs for the three months ended June 30, 2003 were $159,000, or 0.08% of average loans on an annualized basis, compared to $137,000 or 0.08% of average loans for the same period in 2002. For the six months ended June 30, 2003, the provision for loan losses was $903,000, or 0.24% of average loans on an annualized basis, compared with $1.1 million, or 0.32% of average loans, for the same period in 2002. Net charge-offs for the six months ended June 30, 2003 were $383,000, or 0.10% of average loans on an annualized basis, compared with $385,000, or 0.11% of average loans, for the same period in 2002. The ratio of allowance for loan losses to total loans was 1.59% at June 30, 2003, as compared to 1.53% at December 31, 2002.

     The provision for loan losses and allowance for loan losses reflect management’s consideration of the various risks in the loan portfolio. Additional discussion of loan quality and the allowance for loan losses is provided in the Asset Quality discussion section of this report.

Non-interest Income

     Non-interest income for the three-month period ended June 30, 2003 was $2.6 million, a decrease of $4.7 million, or 64%, from the same period in 2002. This decrease is principally attributable to lower merchant bankcard processing revenues resulting from the sale of Humboldt’s proprietary merchant bankcard business in March 2003. Merchant bankcard processing fees totaled $324,000 for the three months ended June 30, 2003, a decrease of $4.4 million, or 93%, from the same period in 2002. The merchant processing fee revenue recognized by Humboldt during the second quarter of 2003 was related to ISO sponsorships. The lower non-interest income level for the three months ended June 30, 2003 also reflects reduced ATM fees due to Humboldt’s exit from the ATM funding business during the second quarter of 2002.

     Service charges on deposit accounts totaled $805,000 for the three-month period ended June 30, 2003, an increase of $182,000, or 29%, over the comparable period in 2002. This increase is principally attributable to Humboldt’s introduction of a new overdraft privilege feature for certain consumer transaction accounts that resulted increased overdraft charges.

     Total gains on the sale of loans for the three-month period ended June 30, 2003 were $509,000, a decrease of $287,000, or 36%, from the same period in 2002. This decrease is principally attributable to a decrease in the volume of SBA loans originated and sold. During the three-month period ended June 30, 2003, Humboldt recognized $403,000 in gains related to the sale of $3.6 million of SBA loans, compared with $512,000 in gains related to the sale of $11.5 million in loans for the same period in 2002. For the six-month period ended June 30, 2003, gains on sales of loans totaled $1,209,000 (including $803,000 related to SBA loans), an increase of $53,000, or 5%, over the $1,149,000 recorded in the first half of 2002.

     Included in non-interest income for the three-month period ended June 30, 2003 was $100,000 related to the cash recovery of a prior fraud loss and $100,000 related to the collection of certain fees related to Automated Clearinghouse (“ACH”) processing. During the second quarter of 2002, Humboldt recognized $296,000 in gains on the sale of securities in connection with a restructuring of the securities portfolio in light of market interest rates; no gains were recorded for the same period in 2003.

     Non-interest income for the six-month period ended June 30, 2003 was $38.7 million, an increase of $24.7 million, or 175%, over the same period in 2002. This increase is principally attributable to a $29.8 gain recognized during the first quarter of 2003 in connection with the sale of Humboldt’s proprietary merchant bankcard operations, offset by a reduction in merchant bankcard processing revenues, subsequent to the sale, of $4.3 million. ATM fees for the six-month period ended June 30, 2003 were $389,000, a decrease of $586,000, or 60%, from the same period in 2002. This decrease is directly attributable to Humboldt’s exit from the ATM funding business during the second quarter of 2002.

     Humboldt recognized $296,000 in securities gains during the six-month period ended June 30, 2002. No gains were recognized for the same period in 2003.

Table 4 — Non-Interest Income
(In thousands)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,

			Change	Change			Change	Change
	2003	2002	Amount	Percent	2003	2002	Amount	Percent

Merchant processing fees	$324	$4,406	$(4,082)	-93%	$4,451	$8,713	$(4,262)		-49%
ATM fees	241	369	(128)	-35%	389	975	(586)		-60%
Bank-owned life insurance	181	243	(62)	-26%	362	435	(73)		-17%
Service charges on deposit accounts	805	623	182	29%	1,411	1,170	241		21%
Gain on sale of loans	509	796	(287)	-36%	1,202	1,149	53		5%
Gain on sale of securities	—	296	(296)	-100%	—	296	(296)	-	100%
Gain on sale of business unit	—	—	—	nm	29,768	—	29,768	nm
Other	569	632	(63)	-10%	1,147	1,325	(178)		-13%

Total non-interest income	$2,629	$7,365	$(4,736)	-64%	$38,730	$14,063	$24,667		175%

nm — not meaningful

Non-interest Expense

     For the three-month period ended June 30, 2003, non-interest expense totaled $9.9 million, a decrease of $3.8 million, or 27%, from the same period in 2002. This decrease is principally attributable to the sale of Humboldt’s proprietary merchant bankcard operations during the first quarter of 2003 and resulting elimination of operating expenses associated with the business subsequent to the completion of the sale on

March 13, 2003. Total non-interest expense for the six-month period ended June 30, 2003 was $22.1 million, a decrease of $5.0 million, or 18%, from the same period in 2002. This decrease is also principally attributable to the sale of Humboldt’s proprietary merchant bankcard business discussed above.

     Compensation expense for the three-month period ended June 30, 2003 was $6.1 million, a decrease of $437,000, or 7%, from the same period in 2002. This decrease is principally attributable to reduced payroll costs associated with Humboldt’s proprietary merchant bankcard operations, including the recognition of $574,000 of compensation expense related to accruals for certain employment agreements during the second quarter of 2002. Compensation expense for the three-month period ended June 30, 2003 included $625,000 of compensation expense related to severance agreements for two regional executives who were terminated and $80,000 of expense related to application of variable accounting for stock options granted to Humboldt’s chief executive officer in 2002 that were subject to shareholder approval of an amendment to a stock option plan. Additional information regarding this grant and the related accounting is included in Note 5 of the Notes to the Consolidated Financial Statements. For the six-month period ended June 30, 2003, compensation expense totaled $12.4 million, a decrease of $949,000, or 7%, from the same period in 2002. This decrease is also principally attributable to the reduction in payroll costs resulting from the sale of Humboldt’s proprietary merchant bankcard business. Humboldt recognized $1.2 million of compensation expense for the six-month period ended June 30, 2003 related to the merchant bankcard employment contracts described above.

     Total occupancy and equipment expense for the three-month period ended June 30, 2003 was $1.4 million, a decrease of $147,000, or 9% from the same period in 2002. For the six-month period ended June 30, 2003, total occupancy and equipment expense was $2.9 million, a decrease of $254,000, or 8% from the same period in 2002. The decreases for both the three and six-month periods are principally attributable to the sale or closure of branch facilities.

     Total other non-interest expense for the three-month period ended June 30, 2003 was $2.4 million, a decrease of $3.2 million, or 57%, from the same period in 2002. This decrease is principally attributable to the sale of Humboldt’s proprietary merchant bankcard business, which incurred $1.9 million of other non-interest expense in 2002 and no expense in the comparable 2003 period, and the reversal of a $576,000 reserve for merchant processing fraud losses associated with Humboldt’s ISO sponsorship processing business, and expenses recognized in 2002 related to the consolidation of Humboldt’s three bank charters. Total other non-interest expense for the six-month period ended June 30, 2003 was $6.7 million, a decrease of $3.8 million, or 36%, from the same period in 2002. This decrease is principally attributable to a reduction in expense related to the proprietary merchant bankcard operation of $2.2 million and the impact of reversing the fraud loss reserve described above during the second quarter of 2003.

Income Taxes

     Income tax expense for the three months ended June 30, 2003 was $1.6 million, compared with $1.3 million for the same period in 2002. The effective tax rate (income tax expense as a percentage of pre-tax income) for the three months ended June 30, 2003 was 37.4%, compared to 29.0% for the same period in 2002. Income tax expense for the six-month period ended June 30, 2003 was $14.7 million, compared with $2.4 million for the same period in 2002. The effective tax rate for the six months ended June 30, 2003 was 37.4%, compared to 29.5% for the prior year period. The increase in the effective tax rates for the three and six-month periods ended June 30, 2003 is principally attributable to the additional pre-tax income resulting from the sale of Humboldt’s proprietary merchant bankcard operation.

Investment Securities

     The composition of the investment securities portfolio reflects Humboldt’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. The investment securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits. Total average investment securities for the three-month period ended June 30, 2003 were $183 million, an increase of $7 million, or 4%, over the same period in 2002. The average tax-equivalent yield on investment securities for the three-month period ended June 30, 2003 was 4.35%, a decrease of 108 basis points from the same period in 2002. This decrease is principally attributable to a significant increase in the cash flows arising from mortgage-backed securities due to increased prepayments of underlying mortgage loans resulting from historically low market interest rates, which were reinvested in securities with lower market-based yields.

     Total average investment securities for the six-month period ended June 30, 2003 were $183 million, an increase of $7 million, or 4%, over the same period in 2002. The average yield on investment securities for the six-month period ended June 30, 2003 was 4.43%, a decrease of 90 basis points from the comparable period in 2002. The decrease in the average yield is attributed to the same principal factors as described for the quarterly variance above.

Loans

     Total average loans for the three-month period ended June 30, 2003 were $764 million, an increase of $67 million, or 10%, over the same period in 2002. The average yield on loans for the three-month period ended June 30, 2003 was 7.14%, a decrease of 68 basis points from the same period in 2002. This decrease is principally attributable the downward re-pricing of Humboldt’s variable rate loans due to lower market interest rates and the reinvestment of cash flows arising from scheduled payments and prepayments of principal at lower market rates. Total average loans for the six-month period ended June 30, 2003 were $761 million, an increase of $81 million, or 12%, over the same period in 2002. The average yield on loans for the six-month period ended June 30, 2003 was 7.22%, a decrease of 77 basis points from the same period in 2002. This decrease is attributed to the same principal factors as noted above for the three-month periods. The loan growth experienced over the past year, for both three and six-month periods, is principally attributable to continued robust economic conditions in Humboldt’s primary market areas, especially in the Redding, Chico and Roseville, California markets.

     Total loans at June 30, 2003 were $765 million, an increase of $5 million, or 1% from year-end 2002. Loan growth for 2003 has been adversely impacted by the sale of approximately $15 million of loans during the first quarter in connection with the sale of deposits to an unaffiliated financial institution and by an increased level of payoffs attributed, in part, to long-term fixed rate offerings by competing banks.

Asset Quality

     Non-performing assets, which include non-accrual loans, loans past-due 90 days or more and still accruing interest and other real estate owned, totaled $11.4 million at June 30, 2003, as compared to $3.7 million at December 30, 2002 and $3.0 million at June 30, 2002. Total non-performing loans at June 30, 2003 were $11.3 million, as compared to $3.6 million at December 30, 2002 and $2.9 million at June 30, 2002. The increase in non-performing loans since December 31, 2002 is principally attributable to loans to two borrowers totaling $7.6 million being placed on non-accrual status during the first quarter of 2003, offset by one loan for $1.3 million that was classified as non-accrual as of December 31, 2002 that was paid in full during the first quarter of 2003. One of the two loans placed on non-accrual status is for the expansion of a boutique hotel and had a balance of $5.9 million as of June 30, 2003. This project is substantially completed and the loan is well-secured by real estate; no significant loss is expected in connection with the workout. Management expects that post-construction financing will need to be extended in order to provide for a stabilization of the hotel’s operating cash flow and that the loan will remain on non-accrual status until such time as the cash flow from the operation can support the debt service in accordance with Humboldt’s credit policy. The other relationship placed on non-accrual status included various loans totaling $2.6 million to an agriculture-related business, of which $1.6 million is backed by government guarantees. Based on evaluation of the collateral and guarantees, Humboldt recognized a charge-off of $125,000 on this relationship during the second quarter of 2003 and no additional loss is expected.

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

     The following table presents information about Humboldt’s non-performing assets, including quality ratios as of June 30, 2003, December 31, 2002 and June 30, 2002:

Table 5- Non-Performing Assets
(in thousands)

	June 30,	December 31,	June 30,
	2003	2002	2002

Non-accrual loans	$10,963	$3,054	$2,243
Loans past due 90 days or more and still accruing	305	561	645

Total non-performing loans	11,268	3,615	2,888
Other real estate owned	88	88	195

Total non-performing assets	$11,356	$3,703	$3,083

Total non-performing loans as a percentage of total loans	1.47%	0.48%	0.40%
Total non-performing assets as a percentage of total assets	1.06%	0.36%	0.31%

     At June 30, 2003, Humboldt had approximately $13 million ($12 million at December 31, 2002) of outstanding loans that were not included in the non-performing or non-accrual categories, but for which management had knowledge that the borrowers had certain identified weaknesses based on Humboldt’s internal risk rating system. Although these weaknesses are serious enough for management to be uncertain of the borrowers’ ability to comply with the original repayment terms of the loans, no losses are anticipated at this time in connection with these loans based on current market conditions, cash flow generation and collateral values. These loans are subject to routine management review and are considered in determining the adequacy of the allowance for loan losses.

     The allowance for loan losses (“ALL”) at June 30, 2003 totaled $12.1 million, an increase of $520,000, or 4%, from December 31, 2002. The ratio of ALL to total loans at June 30, 2003 was 1.59%, an increase of six basis points from December 31, 2002 and 12 basis points from June 30, 2002. At June 30, 2003 and 2002, the ratio of ALL to total non-performing loans was 108% and 362%, respectively.

     The following table provides an analysis of the changes in the ALL for the three and six-month periods ended June 30, 2003 and 2002:

Table 6 — Allowance for Loan Losses
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Balance beginning of period	$11,979	$9,963	$11,614	$9,765
Provision for loan losses	314	642	903	1,088
Loans charged-off	(285)	(307)	(638)	(771)
Charge-off recoveries	125	170	254	386

Net charge-offs	(160)	(137)	(384)	(385)

Balance end of period	$12,133	$10,468	$12,133	$10,468

As a percentage of average loans (annualized):
Net charge-offs	0.08%	0.08%	0.10%	0.11%
Provision for loan losses	0.16%	0.37%	0.24%	0.32%
Allowance for loan losses as a percentage of:
Period end loans	1.59%	1.47%	1.59%	1.47%
Non-performing loans	108%	362%	108%	362%

     Management believes that the ALL at June 30, 2003 is sufficient to absorb losses inherent in the loan portfolio. This assessment is based upon the best available information and does involve uncertainty and matters of judgment. Accordingly, the adequacy of the loan loss reserve cannot be determined with precision and could be susceptible to significant change in future periods.

Deposits and Borrowed Funds

     Total average deposits for the three-month period ended June 30, 2003 were $863 million, an increase of $73 million, or 9%, over the same period in 2002. Of this increase, $32 million was in the non-interest bearing deposit category. This increase is principally attributable to changes to Humboldt’s procedures for processing ACH transactions related to ISO merchant processing activity. The increase in average interest-bearing deposits of $41 million for the three-month period ended June 30, 2003 as compared to the prior year period was comprised of an increase in savings/money market accounts of $10 million, or 5%, and an increase in certificates of deposit of $13 million, or 5%. The average cost of interest bearing deposits for the three and six-month periods ended June 30, 2003 were 1.72% and 1.80%, respectively. These average costs represent declines of 70 basis points and 69 basis points, respectively, as compared to the three and six-month periods in 2002. These reductions are principally due to rate reductions made by Humboldt in response to lower market interest rates.

     As of June 30, 2003, Humboldt had $79 million of brokered certificates of deposit at an average cost of 1.65%. Of this total, $69 million are fixed-rate instruments that mature prior to December 31, 2003. One brokered issuance, in the amount of $10 million, matures in June 2010. This issuance is callable at Humboldt Bank’s option after one year and bears a fixed interest rate of 4.70%. Humboldt has synthetically converted this issuance to a floating rate based on LIBOR plus 7 basis points using an interest rate swap contract, which is callable by the counterparty after one year. Humboldt’s has the option to call the related brokered certificates. Additional information regarding this swap contract is included in Table 8 below.

     Total average borrowed funds for the three months ended June 30, 2003 were $86 million, an increase of $13 million, or 17%, over the same period in 2002. The average cost of borrowed funds for the three-month period ended June 30, 2003 was 4.55%, down 87 basis points as compared to the same period in 2002. This decrease is principally attributable to downward re-pricing of short-term FHLB advances due to lower short-term market interest rates. Total average borrowed funds for the six-month period ended June 30, 2003 were $87 million, an increase of $15 million, or 21%, over the same period in 2002. The average cost of borrowed funds for the six-month period ended June 30, 2003 was 4.53%, down 77 basis points as compared to the same period in 2002. This decrease is principally attributable to the same factors described above for the quarterly variance.

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

     Humboldt utilizes an interest rate simulation model to monitor and evaluate the impact of changing interest rates on net interest income. The estimated impact on Humboldt’s net interest income over a one-year time horizon as of June 30, 2003 is presented in Table 7. The interest rate simulation assumes a parallel and sustained shift in market interest rates ratable over a twelve-month period and no change in the composition or size of Humboldt’s balance sheet. For example, the “up 200 basis points” scenario is based on a theoretical increase in market rates of 16.7 basis points per month for 12 months.

Table 7
	Increase (Decrease) in Net Interest	Percentage
Scenario	Income from Base Scenario	Change

	(Dollars in thousands)
Up 200 basis points	$2,460		5.4%
Up 100 basis points	1,254		2.7%
Down 100 basis points	(1,547)	-	3.4%

     The preceding interest rate simulation model does not represent a financial forecast and should not be relied upon as being indicative of future results. These hypothetical estimates are based on numerous assumptions and factors, including actual maturities, estimated cash flows, repricing characteristics, the relative sensitivity of assets and liabilities to changes in market interest rates, mix of earning assets and liabilities, yield curve relationships, customer preferences and general economic conditions. While assumptions and estimates are developed based upon current economic and local market conditions, Humboldt cannot make any assurances as to the predictive nature of these assumptions and estimates.

     In order to assist with managing interest rate sensitivity, Humboldt has entered into off-balance sheet contracts that are considered derivative financial instruments. As of June 30, 2003, Humboldt had four such contracts, all of which are interest rate swap agreements. Table 8 presents information regarding the swap agreements as of June 30, 2003:

Table 8 — Interest Rate Swap Contracts
As of June 30, 2003
(In thousands)

Issue	Notional	Rate		Rate	Maturity	Hedge	Hedged	Fair
Date	Amount	Paid		Received	Date	Type	Instrument	Value

January 2002	$25,000	4.00	%(1)	6.72%	January 2005	Cash Flow	Loans	$988
July 2002	25,000	4.00	%(2)	6.30%	July 2005	Cash Flow	Loans	1,004
December 2002	10,000	1.13	%(3)	4.70%	June 2010	Fair Value	Callable CD	91
December 2001	10,000	8.42	%(4)	4.98%	December 2006	Cash Flow	Trust Preferred	(878)

	$70,000							$1,205

(1)	Variable rate based on prime rate

(2)	Variable rate based on prime rate

(3)	Variable rate based on LIBOR + 7 basis points

(4)	Fixed rate

     Each of Humboldt’s derivative financial instruments is classified as either a fair value or cash flow hedge. Fair value hedges recognize currently in earnings both the impact of change in the fair value of the derivative financial instrument and the offsetting impact of the change in fair value of the hedged asset or liability. The change in fair value of cash flow hedges is recognized in other comprehensive income, net of associated tax effects.

     Humboldt requires all derivative financial instruments to be used only for asset/liability management through the hedging of specific transactions or positions, and not for trading or speculative purposes. Management believes that the risk associated with using derivative financial instruments to mitigate interest rate risk sensitivity is minimal and should not have any material unintended impact on Humboldt’s financial condition or results of operations.

Capital Resources and Liquidity

     Stockholders’ equity at June 30, 2003 was $93 million, an increase of $16 million, or 20%, from year-end 2002 and a decrease of $3 million, or 3%, from March 31, 2003. Table 9 presents a summary of the changes in stockholders’ equity for the three and six-month periods ended June 30, 2003:

Table 9 — Summary of Changes in Stockholders’ Equity

For the three months ended June 30, 2003:
Stockholders’ equity March 31, 2003	$96,326
Net income	2,661
Dividends paid	(381)
Stock options exercised	695
Stock-based compensation and related tax benefit	580
Shares repurchased	(6,536)
Other comprehensive income	88

Stockholders’ equity June 30, 2003	$93,433

For the six months ended June 30, 2003
Stockholders’ equity December 31, 2002	$77,848
Net income	24,622
Dividends paid	(694)
Stock options exercised	1,929
Stock-based compensation and related tax benefit	715
Shares repurchased	(10,897)
Other comprehensive (loss)	(90)

Stockholders’ equity June 30, 2003	$93,433

     The following table shows Humboldt’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a “well-capitalized” institution at June 30, 2003 and December 31, 2002:

Table 10 — Capital Ratios

	June 30,	December 31,
	2003	2002

Leverage ratio	9.76%	8.73%
Regulatory minimum	4.00%	4.00%
Well-capitalized minimum	5.00%	5.00%
Tier I risk-based capital	11.27%	10.18%
Regulatory minimum	4.00%	4.00%
Well-capitalized minimum	6.00%	6.00%
Total risk-based capital	12.52%	11.43%
Regulatory minimum	8.00%	8.00%
Well-capitalized minimum	10.00%	10.00%

     On February 6, 2002, Humboldt announced the authorization of a stock repurchase for up to 600,000 shares. This repurchase was completed during the first quarter of 2003. On July 22, 2002, Humboldt’s Board of Directors authorized a second stock repurchase for up to 1.2 million shares in connection with the planned sale of the Humboldt’s proprietary merchant bankcard operations. Approximately 500,000 shares remained available for repurchase under this authorization as of June 30,2003. The following table presents the number of shares repurchased and average price paid by Humboldt for the three and six-month periods ended June 30, 2003 and 2002.

Table 11 — Share Repurchase Summary

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Shares repurchased	497,501	84,480	863,927	339,120
Average price paid	$13.14	$10.95	$12.61	$8.97

     The following table presents cash dividends paid by Humboldt for the three and six-month periods ended June 30, 2003 and 2002. Dividend amounts shown for 2002 are adjusted to reflect the six-for-five stock split issued in August 2002.

Table 12 — Cash Dividends

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Dividend per share	$0.030	$0.021	$0.055	$0.021
Payout ratio*	14%	8%	11%	5%

*	Excludes impact of gain on sale of proprietary merchant bancard operations for 2003.

     Humboldt did not pay cash dividends prior to the second quarter of 2002. Although it is the intention of Humboldt to pay cash dividends on a quarterly basis, there is no assurance that any future cash dividends will be paid. The payment of cash dividends is subject to Federal regulatory requirements for capital levels and other restrictions. In addition, the cash dividends paid from Humboldt Bank to Humboldt Bancorp (the primary source of cash available for dividends by Humboldt Bancorp) is subject to both Federal and State regulatory requirements.

     Liquidity measures the ability to meet current and future cash flow needs as they become due. Maintaining an adequate level of liquid funds, at the most economical cost, is an important component of Humboldt’s asset and liability management program. Humboldt has several sources of available funding to provide the required level of liquidity, including deposits and short and long-term borrowings. Like most banking organizations, Humboldt relies primarily upon cash inflows from financing activities (deposit gathering, short-term borrowing and issuance of long-term debt) in order to fund its investing activities (loan origination and securities purchases). The investing activity cash inflows such as loan payments and securities sales and prepayments are also a significant component of liquidity.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes in Humboldt’s quantitative and qualitative disclosures about market risk as of June 30, 2003 from those presented in Humboldt’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

     As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this Form 10-Q.

     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter to which this Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings – In the normal course of business, Humboldt and its subsidiaries are involved in litigation. Management does not believe that any litigation in which it is currently involved will have a material impact on financial condition or results of operations. Humboldt Bank is a party to a lawsuit brought by a merchant for whom Humboldt’s Bank merchant bankcard division processed credit card transactions through an ISO in 2001. See Note 7 “Subsequent Events” to the Unaudited Consolidated Financial Statements for more information.

Item 2 — Changes in Securities — None

Item 3 — Defaults Upon Senior Securities — None

Item 4 — Submission of Matters to a Vote of Security Holders

     On or about April 10, 2003, a Proxy Statement of Humboldt Bancorp was mailed to shareholders of record as of March 31, 2003 by the Board of Directors soliciting proxies for use at the Annual Meeting of Shareholders to be held on May 15, 2003. At the meeting, the shareholders were asked to elect 13 nominees for Directors; ratify the appointment of KPMG LLP as independent certified accountants; and approve certain amendments to the 2001 Humboldt Bancorp & Subsidiary Equity Incentive Plan as described below.

Proposal #1 – To elect a board of thirteen directors to serve for the ensuing year:

	For	Withheld

Ronald F. Angell	10,625,789	53,836
Richard C. Claussen	10,572,639	53,836
Robert M. Daugherty	10,573,592	53,836
Gary L. Evans	10,536,553	53,836
Garry D. Fish	10,259,243	53,836
Gary C. Katz	9,903,753	53,836
John W. Koeberer	10,130,473	53,836
Theodore S. Mason	10,560,191	53,836
Steven R. Mills	9,905,416	53,836
Kelvin H. Moss	10,418,633	53,836
Gary L. Napier	10,330,154	53,836
Tom Weborg	11,194,440	53,836
John R. Winzler	10,727,233	53,836

Proposal #2 – Ratify the appointment of KPMG LLP as independent certified accountants to audit Humboldt’s financial statements for the year ended December 31, 2003:

For	9,513,768
Against	846,623
Withheld	134,838

Proposal #3 – To approve the Amended and Restated Humboldt Bancorp & Subsidiaries 2001 Equity Incentive Plan:

For	9,300,130
Against	758,866
Withheld	436,233

Item 5 — Other Information

     On May 15, 2003, Humboldt notified its executive officers and directors of a blackout period with respect to trading Humboldt common stock due to a change in the third-party administrator for Humboldt’s 401(k) and Stock Bonus Plan. A copy of the notice was attached as Exhibit 99.1 to a Form 8-K, but was not filed but considered furnished pursuant to Regulation FD.

Item 6 — Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

(b) Reports on Form 8-K

     On August 12, 2003, Humboldt filed a Form 8-K in connection with the issuance of a press release announcing that Humboldt entered into a definitive Agreement and Plan of Merger with California Independent Bancorp. A copy of the press release was included as Exhibit 99.1, but was not filed but considered furnished pursuant to Regulation FD.

     On July 16, 2003, Humboldt filed a Form 8-K in connection with the issuance of a press release announcing its first quarter 2003 financial results. A copy of the press release was included as Exhibit 99.1 under Item 9 in accordance with interim guidance issued by the SEC in Release No. 33-8216 for reporting Item 12 (Results of Operations and Financial Condition).

     On May 16, 2003, Humboldt filed a Form 8-K in connection with a notice issued on May 15, 2003 to its executive officers and directors informing them of the blackout period with respect to trading Humboldt common stock due to a change in the third-party administrator of Humboldt’s 401(k) and Stock Bonus Plan. A copy of the notice was attached as Exhibit 99.1, but was not filed but considered furnished pursuant to Regulation FD.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14 , 2003	HUMBOLDT BANCORP

/s/ Robert M. Daugherty

Robert M. Daugherty President and Chief Executive Officer

/s/ Patrick J. Rusnak

Patrick J. Rusnak Chief Financial Officer

EXHIBITS

31.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley act of 2002.