Form 10-Q
period 2003-09-30
HUMBOLDT BANCORP
filed 2003-11-14
CIK 1008554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

YES [X] NO [  ]

Common stock, no par value: 12,151,739 shares
outstanding as of November 1, 2003

HUMBOLDT BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets (unaudited)
As of September 30, 2003 and December 31, 2002
(in thousands)

	September 30,	December 31,
	2003	2002

ASSETS
Cash and due from banks	$35,949	$35,156
Federal funds sold and interest bearing deposits with banks	34,105	202
Investment securities available for sale, at fair value	151,226	181,471
Loans	759,790	760,648
Less: allowance for loan losses	12,047	11,614

Net loans	747,743	749,034
Premises and equipment, net	19,937	16,593
Accrued interest receivable and other assets	49,354	49,094

Total assets	$1,038,314	$1,031,550

LIABILITIES
Deposits
Noninterest-bearing	$182,296	$227,406
Interest-bearing	634,272	613,021

Total deposits	816,568	840,427
Accrued interest payable and other liabilities	17,285	23,268
Borrowed funds	61,942	69,857
Guaranteed Preferred Beneficial Interests in Company’s Junior Subordinated Debentures (Trust Preferred Securities)	47,150	20,150

Total liabilities	942,945	953,702
STOCKHOLDERS’ EQUITY
Preferred stock, no par value; 20,000,000 authorized, no shares issued and outstanding in 2003 and 2002	—	—
Common stock, no par value; 100,000,000 shares authorized, 12,135,398 shares in 2003 and 12,604,157 shares in 2002 issued and outstanding	58,443	66,345
Retained earnings	34,370	8,103
Accumulated other comprehensive income	2,556	3,400

Total stockholders’ equity	95,369	77,848

Total liabilities and stockholders’ equity	$1,038,314	$1,031,550

See accompanying notes to the consolidated financial statements

HUMBOLDT BANCORP AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Interest Income:
Interest and fees on loans	$13,734	$13,952	$40,973	$40,875
Interest and dividends on investment securities
Taxable	1,183	2,117	4,124	5,668
Exempt from Federal income tax	357	349	1,072	1,070
Other interest income	57	4	146	18

Total interest income	15,331	16,422	46,315	47,631
Interest Expense:
Interest on deposits	2,379	3,394	7,793	10,552
Interest on borrowed funds and other	912	1,080	2,875	2,975

Total interest expense	3,291	4,474	10,668	13,527

Net interest income	12,040	11,948	35,647	34,104
Provision for loan losses	295	1,103	1,198	2,191

Net interest income after provision for loan losses	11,745	10,845	34,449	31,913
Non-interest Income:
Fees and other income	1,224	5,104	7,573	16,552
Service charges on deposit accounts	1,010	653	2,421	1,823
Gain on sale of loans	583	583	1,785	1,732
(Loss) gain on sale of investment securities	(137)	532	(137)	828
Gain on sale of merchant processing unit	—	—	29,768	—

Total non-interest income	2,680	6,872	41,410	20,935
Non-interest Expense:
Salaries and employee benefits	5,269	6,115	17,698	19,493
Net occupancy and equipment expense	1,723	1,578	4,640	4,749
Other expenses	3,108	5,339	9,840	15,869

Total non-interest expense	10,100	13,032	32,178	40,111

Income before income taxes	4,325	4,685	43,681	12,737
Provision for income taxes	1,638	1,108	16,372	3,485

Net income from continuing operations	2,687	3,577	27,309	9,252
Discontinued operations:
(Loss) on wind-down of discontinued operations, net of tax	—	—	—	(276)

Net income	$2,687	$3,577	$27,309	$8,976

Earnings (loss) per common share - basic:
Continuing operations	$0.22	$0.29	$2.22	$0.74
Discontinued operations:	—	—	—	(0.02)

Net Income	$0.22	$0.29	$2.22	$0.72

Earnings (loss) per common share - diluted:
Continuing operations	$0.21	$0.27	$2.14	$0.71
Discontinued operations:	—	—	—	(0.02)

Net Income	$0.21	$0.27	$2.14	$0.69

Average common shares outstanding:
Basic	12,118	12,543	12,293	12,476
Diluted	12,587	13,182	12,779	13,026
Cash dividends declared per common share	$0.030	$0.025	$0.085	$0.046

See accompanying notes to the consolidated financial statements

HUMBOLDT BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
For the nine months ended September 30, 2003 and 2002
(in thousands)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,309	$8,976
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Wind-down of discontinued operations	—	276
Depreciation and amortization	3,854	4,381
Provision for loan losses	1,198	2,191
Net loss (gain) on sale of securities	137	(828)
Stock-based compensation, net of tax	279	39
Net change in other assets	(1,476)	3,813
Net change in other liabilities	(5,983)	(136)
Net gain on sale of business unit	(29,768)	—
Net gain on sale of loans	(1,785)	(1,732)

Net cash (used in) provided by operating activities	(6,235)	16,980
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale/maturities of securities available for sale	70,553	94,214
Purchases of securities available for sale	(43,542)	(89,250)
Net change in loans	1,878	(89,430)
Net change in federal funds sold and interest bearing bank deposits	(33,903)	596
Investing activities related to wind-down of discontinued operations	—	3,795
Proceeds from sale of foreclosed real estate	—	698
Proceeds from disposal of premises and equipment	—	846
Proceeds from sale of business unit	32,000	—
Purchases of premises and equipment	(5,298)	(901)

Net cash provided by (used in) investing activities	21,688	(79,432)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(23,859)	6,152
Net change in borrowed funds	19,085	36,607
Payment of cash dividends on common stock	(1,042)	(571)
Repurchase of common stock	(11,037)	(4,200)
Proceeds from issuance of stock for exercised options	2,193	1,982

Net cash provided by (used in) financing activities	(14,660)	39,970

Net change in cash and cash equivalents	793	(22,482)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	35,156	54,567

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,949	$32,085

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$11,645	$13,834
Income taxes	13,050	1,500
Non-cash transactions:
Unrealized holding (losses) gains on securities and swaps	(1,562)	5,316
Deferred income taxes on unrealized holding (losses) gains on securities and swaps	(718)	1,595
Loans transferred to foreclosed property	—	620

See accompanying notes to the consolidated financial statements

HUMBOLDT BANCORP AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002
Net income	$2,687	$3,577	$27,309	$8,976
Other comprehensive income:
Unrealized holding (losses) gains on securities available for sale	(1,368)	2,285	(1,531)	5,226
Net unrealized holding (losses) gains in interest rate swaps qualifying as cash flow hedges	(176)	743	(168)	918
Reclassification adjustment for realized losses (gains) on securities transactions	137	(532)	137	(828)

Total other comprehensive (loss) income before income taxes	(1,407)	2,496	(1,562)	5,316

Income tax expense (benefit) related to the above items:
Unrealized holding (losses) gains on securities available for sale	(637)	701	(664)	1,568
Net unrealized holding (losses) gains in interest rate swaps qualifying as cash flow hedges	(75)	223	(112)	275
Reclassification adjustment for realized losses (gains) on securities transactions	58	(161)	58	(248)

Total income tax (benefit) expense	(654)	763	(718)	1,595

Net other comprehensive (loss) income	(753)	1,733	(844)	3,721

Total comprehensive income	$1,934	$5,310	$26,465	$12,697

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

     In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments are normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period. Certain amounts for the comparative periods of 2002 have been reclassified to conform to the 2003 presentation.

Note 2 – Per Share Data

     Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income available to common stockholders and assumed conversions by the weighted average number of shares of common stock plus equivalent shares of common stock outstanding, including dilutive stock options. The following table provides a reconciliation of the basic and diluted earnings per share computations for the three- and nine-month periods ended September 30, 2003 and 2002.

Earnings Per Share
(In thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Basic earnings per share:
Weighted average shares outstanding	12,118	12,543	12,293	12,476
Net income	$2,687	$3,577	$27,309	$8,976
Net income from continuing operations	$2,687	$3,577	$27,309	$9,252
Basic earnings per share	$0.22	$0.29	$2.22	$0.72
Basic earnings per share - continuing operations	$0.22	$0.29	$2.22	$0.74
Diluted earnings per share:
Weighted average shares outstanding	12,118	12,543	12,293	12,476
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	469	639	486	550

Total weighted average shares and common stock equivalents outstanding	12,587	13,182	12,779	13,026

Net income	$2,687	$3,577	$27,309	$8,976
Net income from continuing operations	$2,687	$3,577	$27,309	$9,252
Diluted earnings per share	$0.21	$0.27	$2.14	$0.69
Diluted earnings per share - continuing operations	$0.21	$0.27	$2.14	$0.71

Note 3 – Sale of Proprietary Merchant Bankcard Operations

     On March 13, 2003, Humboldt completed the sale of Humboldt Bank’s proprietary merchant bankcard operations to Humboldt Merchant Services, LP, an affiliate of First National Bank Holding Company. Humboldt received $32 million in cash in connection with the sale and recognized a pre-tax gain of $29.8 million ($18.6 million after tax) during the first quarter of 2003.

Note 4 - Segment Information

     Through September 30, 2003, Humboldt operated in two principal industry segments: retail banking and merchant bankcard services. Humboldt’s core retail banking segment includes commercial, commercial real estate, construction, and permanent residential lending along with all depository activities. Although Humboldt’s proprietary merchant bankcard portfolio was sold to a third party during the first quarter of 2003, Humboldt continued to provide sponsorship processing for three independent sales organizations (“ISOs”) under existing agreements and, in accordance with terms of a transition agreement related to the sale of the proprietary portfolio, for Humboldt Merchant Services, LP for a period of up to six months after March 13, 2003. During the second quarter of 2003, one ISO agreement expired and the related sponsorship discontinued. During the third quarter of 2003, Humboldt discontinued sponsorship processing for Humboldt Merchant Services, LP, and one other ISO. The remaining ISO agreement is expected to terminate by December 31, 2003. Additional information regarding these agreements is included in Humboldt’s 2002 Form 10-K under Part I.

Business Segments
(in thousands)

	For the three months ended			For the three months ended
	September 30, 2003			September 30, 2002

		Merchant			Merchant
	Retail	Bancard		Retail	Bancard
	Banking	Services	Total	Banking	Services	Total

Non-interest income	$2,568	$112	$2,680	$3,456	$3,416	$6,872
Interest income	15,238	93	15,331	16,561	(139)	16,422
Interest expense	3,287	4	3,291	4,569	(95)	4,474
Interest income/(expense) allocation	(105)	105	—	(661)	661	—
Segment profit, before taxes	4,000	325	4,325	2,836	1,849	4,685
Segment assets	$1,033,692	$4,622	$1,038,314	$936,890	$74,651	$1,011,541

	For the nine months ended			For the nine months ended
	September 30, 2003			September 30, 2002

		Merchant			Merchant
	Retail	Bancard		Retail	Bancard
	Banking	Services	Total	Banking	Services	Total

Non-interest income	$7,060	$34,350	$41,410	$8,631	$12,304	$20,935
Interest income	46,062	253	46,315	47,631	—	47,631
Interest expense	10,631	37	10,668	13,527	—	13,527
Interest income/(expense) allocation	(589)	589	—	(1,346)	1,346	—
Segment profit, before taxes	10,933	32,748	43,681	9,383	3,354	12,737
Segment assets	$1,033,692	$4,622	$1,038,314	$936,890	$74,651	$1,011,541

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

Stock-Based Compensation
(in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income, as reported	$2,687	$3,577	$27,309	$8,976
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	95	8	279	39
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(106)	(186)	(408)	(516)

Pro forma net income	$2,676	$3,399	$27,180	$8,499

Earnings per share:
Basic - as reported	$0.22	$0.29	$2.22	$0.72
Basic - pro forma	$0.22	$0.27	$2.21	$0.68
Diluted - as reported	$0.21	$0.27	$2.14	$0.69
Diluted - pro forma	$0.21	$0.26	$2.13	$0.65

     In April 2002, a stock option grant was made to the new President & Chief Executive Officer of Humboldt. The total number of options granted exceeds the annual limit for grants to an individual and, accordingly, the options in excess of the limit were granted subject to shareholder approval of an amendment to the 2001 Humboldt Bancorp & Subsidiaries Equity Incentive Plan increasing the annual grant limit. This amendment was approved at the 2003 Annual Meeting, held in May 2003. Since the market value of Humboldt common stock on the date the amendment was approved exceeded the original option exercise price, Humboldt must recognize compensation expense for the difference times the number of shares that exceeded the annual grant limit. During the second quarter of 2003, Humboldt recognized $80,000 of compensation expense for this grant and will recognize a total of $57,000 in additional compensation expense over the next three quarters.

Note 6 – Recent Accounting Pronouncements

     In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, to provide clarification of certain terms and investment characteristics identified in Statement 133. Statement 149 is to be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. Management does not expect the adoption of this Statement to have a material impact on the consolidated financial statements.

     In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. Given the nature of Humboldt’s liability and equity instruments, management does not expect this Statement to have a material impact to the consolidated financial statements.

     In January 2003, the FASB issued Financial Accounting Interpretation No. 46 (“FIN 46”), which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 30, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, FIN 46 requires public companies to apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. During October 2003, the FASB delayed for another three months the consolidation requirements of FIN 46 for pre-February 2003 variable interest entities (to the fourth quarter of 2003).

     The Bank has investments in two limited partnerships that operate qualified multi-family affordable housing projects and generate tax credits. The Bank’s interest in these partnerships was approximately $835,000 at September 30, 2003. The assets and liabilities of these partnerships consist primarily of apartment complexes and related debt. The Bank accounts for the investments under the equity method and, therefore, the carrying value approximates its underlying equity in the net assets of the partnerships. Management believes that these two limited partnerships could be defined as variable interest entities and, therefore, consolidation would be required when that portion of FIN 46 becomes effective (currently the fourth quarter of 2003). Additional information regarding Investments in Limited Partnerships is provided in Note 1 to the Notes to the Consolidated Financial Statements in Humboldt’s 2002 Form 10-K. Management does not expect this Interpretation to have a material impact on Humboldt’s financial condition or results of operations.

     On July 2, 2003, the Federal Reserve issued Supervisory Letter SR 03-13 addressing recent accounting interpretation guidance issued by the Financial Accounting Standards Board (“FASB”) regarding the consolidation of special purpose entities formed for the issuance of trust preferred securities. This specific issue raised by the new FASB interpretive guidance is whether or not the special purpose entities formed for the issuance of trust preferred securities would be required to be deconsolidated under FIN 46. Humboldt currently has four such entities, three of which are described more fully in Note 10 to the Consolidated Financial Statements in Humboldt’s 2002 Form 10-K, and the fourth of which was formed during the third quarter of 2003, as described more fully in Note 9. These four entities are currently consolidated and included in the balance sheet as a liability described as “Guaranteed Preferred Beneficial Interests in Company’s Junior Subordinated Debentures (Trust Preferred Securities).” Management does not expect that these entities will be required to be deconsolidated.

Note 7 – Pending Acquisition

     On August 12, 2003, Humboldt announced the signing of a definitive agreement to acquire California Independent Bancorp (“CIB”), the parent holding company of Feather River State Bank. As of September 30, 2003, CIB has total assets of $376 million, total loans of $204 million, total deposits of $317 million and total shareholders’ equity of $28 million. Feather River State Bank operates 9 branches located in Colusa, Placer, Sutter, Yolo and Yuba counties in Northern California.

     Management believes that this merger will result in improved operating efficiency and earnings per share accretion, and will continue Humboldt’s refocus on its community bank franchise. CIB’s branch locations provide a unique fit within Humboldt’s defined footprint, connecting Humboldt’s branches in Roseville and Chico, California, with minimal overlap.

     Under the terms of the agreement, Humboldt will pay approximately $80 million to acquire all outstanding shares of CIB. The consideration will be comprised of stock and cash, with the cash component fixed at $14.20 per share, or approximately $32 million in the aggregate. Humboldt expects to fund the cash consideration with cash on hand, combined with the $27 million of trust preferred securities issued during the third quarter of 2003. The exchange ratio is subject to adjustment based on the average trading price for Humboldt common stock for a defined period prior to closing. If Humboldt’s stock measurement price is between $14.12 and $15.30 per share, the exchange ratio will vary between 1.5085 and 1.3922 so that, when combined with the $14.20 per share cash consideration, the total consideration is $35.50 per CIB share. The exchange ratio will be fixed if the Humboldt measurement price is below $14.12 or above $15.30, at 1.5085 and 1.3922, respectively.

     Subject to receipt of regulatory and shareholder approval, Humboldt expects this transaction will be completed during the first quarter of 2004. The transaction will be accounted for under the purchase method of accounting.

Note 8 – Commitments and Contingent Liabilities

     Lease Commitments: Humboldt leases 20 sites under noncancellable operating leases. Four of the leases are renewable for an additional five-year period, five are renewable for two consecutive five-year periods, three are renewable for three consecutive five-year periods, and one of the leases is renewable for four consecutive five-year periods. The leases contain varying requirements for increases including adjustments based on the Consumer Price Index with minimum increases of 2% and maximum increases of 10%. Other leases have scheduled adjustments to the base rent.

     As of September 30, 2003, future minimum lease payments under noncancelable operating leases are as follows (dollars in thousands):

2003	$197
2004	753
2005	929
2006	816
2007	821
Thereafter	2,437

Total minimum lease commitments	$5,953

     Financial Instruments with Off-Balance-Sheet Risk: Humboldt’s financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, credit card arrangements and standby letters of credit. A summary of Humboldt’s commitments and contingent liabilities at September 30, 2003, is as follows (dollars in thousands):

Commitments to extend credit	$166,555
Credit card arrangements	15,359
Standby letters of credit	2,248

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

     Legal Proceedings: Humboldt Bank is a party to a lawsuit brought by a merchant for whom Humboldt Bank’s merchant bankcard division processed credit card transactions through an independent service organization (“ISO”) in 2001. The ISO terminated its arrangements with the merchant. In its pleading, the merchant alleged fraud and breach of contract due to the ISO retaining the merchant’s $165,000 security deposit, which was established to cover losses or legal fees for which the merchant would be liable under the merchant agreement. On August 8, 2003, following a trial which began on July 10, the jury returned a verdict which, if entered as a judgment by the court, would absolve Humboldt Bank and the ISO of the fraud and breach of contract charges, but would award compensatory damages of $150,000 and punitive damages of $3 million for wrongfully withholding the security deposit, of which $2 million would be assessed against Humboldt Bank. Management believes that this verdict is internally inconsistent and unsupported by either the facts or the trial record, and has made appropriate post-trial motions to set aside the verdict. A judgment on the matter is expected during the fourth quarter of 2003 that will result in the verdict being upheld, overturned or reduced. The independent service organization has confirmed in writing to Humboldt that it will honor its indemnification of Humboldt for all compensatory and punitive damages and related legal fees. Accordingly, Humboldt does not expect to incur any liability in connection with this matter.

Note 9 – Trust Preferred Securities

     In August 2003, Humboldt formed a wholly-owned Connecticut statutory business trust, Humboldt Bancorp Statutory Trust III (“Trust III”), which issued $27 million of guaranteed preferred beneficial interests in Humboldt’s junior subordinated debentures on September 17, 2003. These debentures qualify as regulatory capital under current guidelines, with approximately $10 million qualifying as Tier I capital as of September 30, 2003. All of the common securities issued by Trust III are owned by Humboldt and consolidated on Humboldt’s balance sheet as of September 30, 2003 (see Note 6 above). The proceeds from the issuance of the common securities and trust preferred securities were used by Trust III to purchase $27.8 million of junior subordinated debentures issued by Humboldt which bear a fixed rate of interest of 6.75% per annum for the first five years and thereafter bear interest at a rate equivalent to three month LIBOR plus 2.95%, adjusted quarterly. The debentures represent the sole asset of Trust III.

     The proceeds received by Humboldt from the sale of the junior subordinated debentures will be used to provide approximately 85% of the cash consideration for the acquisition of California Independent Bancorp (see Note 7). The trust preferred securities accrue and pay distributions quarterly at a fixed rate of 6.75% for the first five years and thereafter at a rate equal to three-month LIBOR plus 2.95%, adjusted quarterly. Humboldt has entered into contractual agreements which, taken collectively, fully and unconditionally guarantee payment of accrued and unpaid distributions, the redemption price with respect to any trust preferred securities called for redemption by Trust III and payments due upon a voluntary or involuntary dissolution, winding up or liquidation of Trust III.

     The trust preferred securities are mandatorily redeemable upon maturity of the debentures in September 2033, or upon earlier redemption as provided for in the indenture. Humboldt has the right to redeem the debentures purchased by Trust III, in whole or in part, on or after September 17, 2008 at par.

     Humboldt paid a placement fee of $810,000 in connection with the issuance of the trust preferred securities which is being amortized over the life of the securities.

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

Overview

     Humboldt Bancorp (“Humboldt”) is a bank holding company registered under the Bank Holding Company Act of 1956. Humboldt’s operations are primarily conducted by Humboldt Bank, a wholly-owned subsidiary that is chartered by the State of California. As of September 30, 2003, Humboldt had total assets of $1.0 billion, total loans of $760 million, total deposits of $817 million and total shareholders’ equity of $95 million.

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

Derivative Financial Instruments

     Humboldt has an asset/liability management policy that provides for the use of derivative financial instruments to hedge interest rate risk. This policy permits the use of interest rate swaps, cap and floor contracts to hedge specific interest rate risk exposures as part of Humboldt’s asset/liability management process, while limiting the notional amount of total derivative financial instruments to 15% of total assets. Note 1 in the Notes to the 2002 Consolidated Financial Statements contains additional information on accounting policies related to derivative financial instruments. No new derivative contracts have been entered into during the first nine months of 2003.

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

     Prior to its classification as a discontinued operation, BFS formed three subsidiaries that were not consolidated on the financial statements of BFS or Humboldt. These subsidiaries are commonly referred to as special purpose entities, or SPEs. As of September 30, 2003 and December 30, 2002, only two subsidiaries were not consolidated. Both of the remaining unconsolidated subsidiaries are considered “qualifying” SPEs that were formed for the sole purpose of issuing lease-backed notes to institutional investors. Additional information on these SPEs is provided in Note 3 in the Notes to the 2002 Consolidated Financial Statements.

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

Stock-based compensation

     Effective January 1, 2003, Humboldt elected to prospectively recognize compensation expense for stock options in accordance with the provisions of SFAS No. 123. Any stock options granted prior to this effective date will continue to be accounted for under the provisions of APB No. 25, generally without income statement recognition. Note 4 to the Consolidated Financial Statements for the quarterly periods ended September 30, 2003 and 2002 above presents a pro forma presentation of net income and earnings per share as if compensation expense were recognized for all unvested stock options. The calculation of compensation expense under SFAS No. 123 is determined by using the Black-Scholes option pricing model, which relies upon assumptions for expected future stock price volatility and cash dividends, and the expected life of the options. The ultimate value recognized by option holders may be significantly greater or less than the amount of compensation expense recognized by Humboldt.

     During the second quarter of 2003, Humboldt recognized $80,000 of compensation expense for certain stock options that were granted in April 2002 in connection with hiring of a new Chief Executive Officer. The hire-date grant exceeded the maximum number of options that could be granted to an individual in any calendar year in accordance with the 2001 Humboldt Bancorp & Subsidiaries Equity Incentive Plan, and was subject to shareholder approval of an amendment increasing the annual grant limit. An amendment increasing the limit was approved at Humboldt’s 2003 annual meeting. In accordance with generally accepted accounting principles, the difference between the original exercise price and the market value of Humboldt’s common stock, multiplied by the number of option shares which were subject to shareholder approval, is being recognized as compensation expense ratably over the vesting period of the option.

Results of Operations

     For the three months ended September 30, 2003, Humboldt reported net income of $2.7 million, or $0.21 per diluted share, compared with net income of $3.6 million, or $0.27 per diluted share, for the same period in 2002. There was no financial impact related to discontinued operations during the third quarter of 2003 and, accordingly, the net income and earnings per share from continuing operations were the same as the reported net income and earnings per share above. The results for the third quarter of 2003 produced a return on average assets of 1.02% and a return on average shareholders’ equity of 11.35%.

     For the nine months ended September 30, 2003, Humboldt reported net income of $27.3 million, or $2.14 per diluted share, as compared with net income and diluted earnings per share of $9.0 million and $0.69, respectively, for the same period in 2002. Since Humboldt had no activity related to discontinued operations during the first nine months of 2003, the net income and related earnings per share for continuing operations was the same as the reported net income and earnings per share above. For the same period in 2002, Humboldt reported a net loss on discontinued operations (leasing) of $276,000, or $0.02 per diluted share, providing for net income and earnings per share from continuing operations of $9.3 million and $0.71, respectively.

     The results of operations for the nine-month period ended September 30, 2003 included a non-recurring after-tax gain of approximately $18.6 million recognized during the first quarter in connection with the sale of Humboldt Bank’s proprietary merchant bankcard operations. Excluding the impact of this gain, net income from continuing operations for the nine-month period ended September 30, 2003 was $0.68 per diluted share, a decrease of 4% compared to the same period in 2002. The financial results for the first nine months of 2003, excluding the non-recurring gain described above, produced a return on average assets and return on average shareholders’ equity of 1.11% and 12.94%, respectively.

     The following table summarizes the major components of income and expense for the three and nine-month periods ended September 30, 2003 and 2002 and the changes in those components for the periods presented.

Table 1 - Condensed Consolidated Statements of Income
(in thousands )

	For the Three Months			Percent	For the Nine Months			Percent
	Ended September 30,		Change	Increase	Ended September 30,		Change	Increase
	2003	2002	Amount	(Decrease)	2003	2002	Amount	(Decrease)
Summary of Operations
Interest income	$15,331	$16,422	$(1,091)	-7%	$46,315	$47,631	$(1,316)	-3%
Interest expense	3,291	4,474	(1,183)	-26%	10,668	13,527	(2,859)	-21%

Net Interest Income	12,040	11,948	92	1%	35,647	34,104	1,543	5%
Provision for loan losses	295	1,103	(808)	-73%	1,198	2,191	(993)	-45%

Net interest income after provision for loan losses	11,745	10,845	900	8%	34,449	31,913	2,536	8%
Non-interest income	2,680	6,872	(4,192)	-61%	41,410	20,935	20,475	98%
Non-interest expense	10,100	13,032	(2,932)	-22%	32,178	40,111	(7,933)	-20%

Income before taxes	4,325	4,685	(360)	-8%	43,681	12,737	30,944	nm
Income taxes	1,638	1,108	530	48%	16,372	3,485	12,887	nm

Net income from continuing operations	2,687	3,577	(890)	-25%	27,309	9,252	18,057	nm
(Loss) on discontinued operations, net of tax	—	—	—	nm	—	(276)	276	nm

Net income	$2,687	$3,577	$(890)	-25%	$27,309	$8,976	$18,333	nm

Non-recurring items, net of tax*	$—	$—	—	nm	$18,575	$—	18,575	nm
Net income, excluding non-recurring items	$2,687	$3,577	(890)	-25%	$8,734	$8,976	(242)	-3%

*Includes gain on sale of proprietary merchant bankcard operation, net of tax.
nm - not meaningful

Net Interest Income

     Net interest income is the largest source of Humboldt’s operating income. Net interest income was $12.0 million for the three-month period ended September 30, 2003, an increase of $92,000, or 1% over the comparable period in 2002. Net interest income was $35.6 million for the nine months ended September 30, 2003, an increase of $1.5 million, or 5%, over the same period in 2002. These increases are principally attributable to growth in outstanding average interest earning assets over the comparable prior year period, offset by certain reductions in the net interest margin described below.

     For the three-month period ended September 30, 2003, the net interest margin (net interest income as a percentage of average interest earning assets) on a fully tax-equivalent basis was 5.12%, a decrease of 4 basis points as compared to the same period in 2002. For the nine months ended September 30, 2003, the tax equivalent net interest margin was 5.07%, 18 basis points lower than the comparable period in 2002. The decreases in the net interest margins for both the three- and nine-month periods ended September 30, 2003 are principally attributable the impact of lower market interest rates. Specifically, the yield on Humboldt’s earning assets declined at a greater rate than the cost of interest-bearing liabilities. For example, the average yield on earning assets declined by 74 basis points for the nine months ended September 30, 2003, while the average cost of interest bearing liabilities declined by 71 basis points. This disparity is due, in part, to downward adjustments on variable rate loans and increased cash flows from loans and investment securities that were reinvested at lower market rates. Humboldt was unable to lower deposit costs commensurately because, in some instances, the rates paid are approaching 0%.

     The following tables show the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned (on a fully tax-equivalent basis) and paid by Humboldt on those assets and liabilities for the three and nine-month periods ended September 30, 2003 and 2002:

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
Fully tax-equivalent basis
(in thousands)

	For the Three Months Ended
	September 30, 2003			September 30, 2002
	Average	Interest	Avg.	Average	Interest	Avg.
	Balance	(1)	Rate	Balance	(1)	Rate

Assets:
Interest-earning assets:
Loans, net of unearned income (2)	$756,214	$13,734	7.21%	$729,310	$13,952	7.59%
Investment securities (1)	168,955	1,719	4.04%	199,730	2,609	5.18%
Federal funds sold and other interest income	21,579	57	1.05%	1,299	4	1.22%

Total interest-earning assets / interest income	946,748	$15,510	6.50%	930,339	$16,565	7.22%

Non-interest-earning assets:
Allowance for loan losses	(11,758)			(10,892)
Cash and due from banks	49,130			36,362
Premises and equipment	26,158			17,349
Goodwill and deposit intangibles	7,193			8,913
Other assets	29,685			24,476

Total assets	$1,047,156			$1,006,547

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$87,385	$29	0.13%	$50,653	$52	0.41%
Savings deposits	239,426	460	0.76%	226,197	808	1.42%
Certificates of deposit	326,741	1,890	2.29%	307,920	2,534	3.26%

Total interest-bearing deposits	653,552	2,379	1.44%	584,770	3,394	2.35%

Federal Home Loan Bank advances	65,985	382	2.30%	76,116	526	2.74%
Other borrowings (3)	20,414	530	10.30%	26,119	554	8.42%

Total borrowed funds	86,399	912	4.19%	102,235	1,080	4.28%

Total interest-bearing liabilities / interest expense	739,951	$3,291	1.76%	687,005	$4,474	2.58%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	198,782			230,113
Other liabilities	14,520			12,411

Total liabilities	953,253			929,529

Stockholders’ equity	93,903			77,018

Total liabilities and stockholders’ equity	$1,047,156			$1,006,547

Net interest-rate spread			4.74%			4.64%
Impact of non-interest bearing sources and other changes in balance sheet composition			0.38%			0.52%

Net interest income / margin on interest-earning assets (4)		$12,219	5.12%		$12,091	5.16%

(1)	Interest income on tax-exempt securities and loans has been increased by 50% to reflect comparable interest on taxable securities.

(2)	For computational purposes, includes non-accrual loans.

(3)	Includes Trust Preferred Securities.

(4)	Tax equivalent net interest income as a percentage of average earning assets

	For the Nine Months Ended
	September 30, 2003			September 30, 2002

	Average	Interest	Avg.	Average	Interest	Avg.
	Balance	(1)	Rate	Balance	(1)	Rate

Assets:
Interest-earning assets:
Loans, net of unearned income (2)	$759,132	$40,973	7.22%	$696,433	$40,875	7.85%
Investment securities (1)	177,946	5,732	4.31%	183,536	7,241	5.27%
Federal funds sold and other interest income	17,176	146	1.14%	1,124	18	2.14%

Total interest-earning assets / interest income	954,254	$46,851	6.56%	881,093	$48,134	7.30%

Non-interest-earning assets:
Allowance for loan losses	(11,963)			(10,341)
Cash and due from banks	47,096			43,777
Premises and equipment	19,589			18,081
Goodwill and deposit intangibles	6,009			8,610
Other assets	40,325			30,823

Total assets	$1,055,310			$972,043

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$67,754	$67	0.13%	$48,705	$108	0.30%
Savings deposits	234,126	1,631	0.93%	230,108	2,525	1.47%
Certificates of deposit	321,569	6,095	2.53%	302,689	7,919	3.50%

Total interest-bearing deposits	623,449	7,793	1.67%	581,502	10,552	2.43%

Federal Home Loan Bank advances	61,875	1,182	2.55%	54,349	1,339	3.29%
Other borrowings (3)	25,220	1,693	8.98%	27,951	1,636	7.83%

Total borrowed funds	87,095	2,875	4.41%	82,300	2,975	4.83%

Total interest-bearing liabilities / interest expense	710,544	$10,668	2.01%	663,802	$13,527	2.72%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	227,907			215,269
Other liabilities	26,632			22,899

Total liabilities	965,083			901,970

Stockholders’ equity	90,227			70,073

Total liabilities and stockholders’ equity	$1,055,310			$972,043

Net interest-rate spread			4.55%			4.58%
Impact of non-interest bearing sources and other changes in balance sheet composition			0.52%			0.67%

Net interest income / margin on interest-earning assets (4)		$36,183	5.07%		$34,607	5.25%

(1)	Interest income on tax-exempt securities and loans has been increased by 50% to reflect comparable interest on taxable securities.

(2)	For computational purposes, includes non-accrual loans.

(3)	Includes Trust Preferred Securities.

(4)	Tax equivalent net interest income as a percentage of average earning assets.

          The following tables show the relative impact on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by Humboldt on such assets and liabilities for the three- and nine-month periods ended September 30, 2003 and 2002. Variances resulting from a combination of changes in rate and volume are allocated in proportion to the absolute dollar amounts of the change in each category.

     Table 3- Change in Interest Income and Expense on a Tax Equivalent Basis

     (in thousands)

	Three Months Ended September 30,
	2003 Compared to 2002
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans and leases	$489	$(707)	$(218)
Investment securities	(313)	(577)	(890)
Federal funds sold & other interest income	54	(1)	53

Total interest-earning assets / interest income	230	(1,285)	(1,055)
Interest-bearing liabilities:
Transactions accounts	12	(35)	(23)
Savings deposits	25	(373)	(348)
Certificates of deposit	109	(753)	(644)

Total interest-bearing deposits	146	(1,161)	(1,015)
FHLB advances	(59)	(85)	(144)
Other borrowings	(148)	124	(24)

Total borrowed funds	(207)	39	(168)

Total interest-bearing liabilities	(61)	(1,122)	(1,183)

Increase (decrease) in net interest income	$291	$(163)	$128

	Nine Months Ended September 30, 2003
	Compared to 2002
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans and leases	$3,384	$(3,286)	$98
Investment securities	(180)	(1,329)	(1,509)
Federal funds sold & other interest income	136	(8)	128

Total interest-earning assets / interest income	3,340	(4,623)	(1,283)
Interest-bearing liabilities:
Transactions accounts	19	(60)	(41)
Savings deposits	28	(922)	(894)
Certificates of deposit	358	(2,182)	(1,824)

Total interest-bearing deposits	405	(3,164)	(2,759)
FHLB advances	144	(301)	(157)
Other borrowings	(183)	240	57

Total borrowed funds	(39)	(61)	(100)

Total interest-bearing liabilities	366	(3,225)	(2,859)

Increase (decrease) in net interest income	$2,974	$(1,398)	$1,576

Provision for Loan Losses

     The provision for loan losses was $295,000, or 0.15% of average loans on an annualized basis, for the three-month ended September 30, 2003, compared with $1,103,000, or 0.60% of average loans, for the same period in 2002. Net charge-offs for the three months ended September 30, 2003 were $381,000, or 0.20% of average loans on an annualized basis, compared to $17,000 or 0.01% of average loans for the same period in 2002. For the nine months ended September 30, 2003, the provision for loan losses was $1,198,000, or 0.21% of average loans on an annualized basis, compared with $2,191,000, or 0.42% of average loans, for the same period in 2002. Net charge-offs for the nine months ended September 30, 2003 were $765,000, or 0.13% of average loans on an annualized basis, compared with $402,000, or 0.08% of average loans, for the same period in 2002. The ratio of allowance for loan losses to total loans was 1.59% at September 30, 2003, as compared to 1.53% at December 31, 2002.

     The provision for loan losses and allowance for loan losses reflect management’s consideration of the various risks in the loan portfolio. Additional discussion of loan quality and the allowance for loan losses is provided in the Asset Quality discussion section of this report.

Non-interest Income

     Non-interest income for the three-month period ended September 30, 2003 was $2.7 million, a decrease of $4.2 million, or 61%, from the same period in 2002. This decrease is principally attributable to lower merchant bankcard processing revenues resulting from the sale of Humboldt’s proprietary merchant bankcard business in March 2003. Merchant bankcard processing fees totaled $64,000 for the three months ended September 30, 2003, a decrease of $3.9 million, or 98%, from the same period in 2002. The merchant processing fee revenue recognized by Humboldt during the third quarter of 2003 was related to ISO sponsorships. The lower non-interest income level for the three months ended September 30, 2003 also reflects reduced ATM fees due to Humboldt’s exit from the ATM funding business during the second quarter of 2002.

     Service charges on deposit accounts totaled $1,010,000 for the three-month period ended September 30, 2003, an increase of $357,000, or 55%, over the comparable period in 2002. This increase is principally attributable to Humboldt’s introduction of a new overdraft privilege feature for certain consumer transaction accounts that resulted in increased overdraft charges.

     Total gains on the sale of loans for the three-month period ended September 30, 2003 were $583,000, equal to the same period in 2002. During the three-month period ended September 30, 2003, Humboldt recognized $94,000 in gains related to the sale of $1.8 million of SBA loans, compared with $454,000 in gains related to the sale of $7.2 million in loans for the same period in 2002. For the nine-month period ended September 30, 2003, gains on sales of loans totaled $1,785,000 (including $692,000 related to SBA loans), an increase of $53,000, or 3%, over the $1,732,000 recorded in the first nine months of 2002.

     During the third quarter and nine-month periods of 2003, Humboldt recognized $137,000 in losses on the sale of $3.0 million of securities. This compares with gains of $532,000 (on sales of $34.8 million) recorded for the third quarter of 2002 and gains of $828,000 (on sales of $80.1 million) for the first nine months of 2002.

     Non-interest income for the nine-month period ended September 30, 2003 was $41.4 million, an increase of $20.5 million, or 98%, over the same period in 2002. This increase is principally attributable to a $29.8 gain recognized during the first quarter of 2003 in connection with the sale of Humboldt’s proprietary merchant bankcard operations, partially offset by a reduction in merchant bankcard processing revenues subsequent to the sale, of $8.2 million. ATM fees for the nine-month period ended September 30, 2003 were $496,000, a decrease of $718,000, or 59%, from the same period in 2002. This decrease is directly attributable to Humboldt’s exit from the ATM funding business during the second quarter of 2002.

Table 4 — Non-Interest Income
(In thousands)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
			Change	Change			Change	Change
	2003	2002	Amount	Percent	2003	2002	Amount	Percent

Merchant processing fees	$64	$3,966	$(3,902)	-98%	$4,515	$12,679	$(8,164)	-64%
ATM fees	107	239	(132)	-55%	496	1,214	(718)	-59%
Bank-owned life insurance	182	205	(23)	-11%	544	640	(96)	-15%
Service charges on deposit accounts	1,010	653	357	55%	2,421	1,823	598	33%
Gain on sale of loans	583	583	—	0%	1,785	1,732	53	3%
Net gain (loss) on sale of securities	(137)	532	(669)	-126%	(137)	828	(965)	-117%
Gain on sale of business unit	—	—	—	nm	29,768	—	29,768	nm
Other	871	694	177	26%	2,018	2,019	(1)	0%

Total non-interest income	$2,680	$6,872	$(4,192)	-61%	$41,410	$20,935	$20,475	98%

nm — not meaningful

Non-interest Expense

     For the three-month period ended September 30, 2003, non-interest expense totaled $10.1 million, a decrease of $2.9 million, or 22%, from the same period in 2002. This decrease is principally attributable to the sale of Humboldt’s proprietary merchant bankcard operations during the first quarter of 2003 and resulting elimination of operating expenses associated with the business subsequent to the completion of the sale on March 13, 2003. Total non-interest expense for the nine-month period ended September 30, 2003 was $32.2 million, a decrease of $7.9 million, or 20%, from the same period in 2002. This decrease is also principally attributable to the sale of Humboldt’s proprietary merchant bankcard business discussed above.

     Compensation expense for the three-month period ended September 30, 2003 was $5.3 million, a decrease of $846,000, or 14%, from the same period in 2002. This decrease is principally attributable to reduced payroll costs associated with Humboldt’s proprietary merchant bankcard operations. For the nine-month period ended September 30, 2003, compensation expense totaled $17.7 million, a decrease of $1.8 million, or 9%, from the same period in 2002. This decrease is also principally attributable to the reduction in payroll costs resulting from the sale of Humboldt’s proprietary merchant bankcard business. Humboldt recognized $1.2 million of compensation expense for the nine-month period ended September 30, 2002 related to accruals for certain merchant bankcard employment contracts.

     Total occupancy and equipment expense for the three-month period ended September 30, 2003 was $1.7 million, an increase of $145,000, or 9% from the same period in 2002. For the nine-month period ended September 30, 2003, total occupancy and equipment expense was $4.6 million, a decrease of $109,000, or 2% from the same period in 2002. The changes for the three and nine-month periods are principally attributable to the sale or closure of branch facilities, offset by increased depreciation expense associated with Humboldt’s new core branch accounting and processing system which was implemented in June 2003.

     Total other non-interest expense for the three-month period ended September 30, 2003 was $3.1 million, a decrease of $2.2 million, or 42%, from the same period in 2002. This decrease is principally attributable to the sale of Humboldt’s proprietary merchant bankcard business, which incurred $1.8 million of other non-interest expense in 2002 and no expense in the comparable 2003 period. Total other non-interest expense for the nine-month period ended September 30, 2003 was $9.8 million, a decrease of $6.0 million, or 38%, from the same period in 2002. This decrease is principally attributable to a reduction in expense related to the proprietary merchant bankcard operation of $4.8 million.

Income Taxes

     Income tax expense for the three months ended September 30, 2003 was $1.6 million, compared with $1.1 million for the same period in 2002. The effective tax rate (income tax expense as a percentage of pre-tax income) for the three months ended September 30, 2003 was 37.9%, compared to 23.6% for the same period in 2002. Income tax expense for the nine-month period ended September 30, 2003 was $16.4 million, compared with $3.5 million for the same period in 2002. The effective tax rate for the nine months ended September 30, 2003 was 37.5%, compared to 27.4% for the comparable prior year period. The increase in the effective tax rates for the three and nine-month periods ended September 30, 2003 is principally attributable to the additional pre-tax income resulting from the sale of Humboldt’s proprietary merchant bankcard operation.

Investment Securities

     The composition of the investment securities portfolio reflects Humboldt’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. The investment securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits. Total average investment securities for the three-month period ended September 30, 2003 were $169 million, a decrease of $31 million, or 15%, compared with the same period in 2002. The average tax-equivalent yield on investment securities for the three-month period ended September 30, 2003 was 4.04%, a decrease of 114 basis points from the same period in 2002. This decrease is principally attributable to a significant increase in the cash flows arising from mortgage-backed securities due to increased prepayments of underlying mortgage loans resulting from historically low market interest rates, which were reinvested in securities with lower market-based yields.

     Total average investment securities for the nine-month period ended September 30, 2003 were $178 million, a decrease of $6 million, or 3%, compared with the same period in 2002. The average yield on investment securities for the nine-month period ended September 30, 2003 was 4.31%, a decrease of 96 basis points from the comparable period in 2002. The decrease in the average yield is attributed to the same principal factors as described for the quarterly variance above.

Loans

     Total average loans for the three-month period ended September 30, 2003 were $756 million, an increase of $27 million, or 4%, over the same period in 2002. The average yield on loans for the three-month period ended September 30, 2003 was 7.21%, a decrease of 38 basis points from the same period in 2002. This decrease is principally attributable the downward re-pricing of Humboldt’s variable rate loans due to lower market interest rates and the reinvestment of cash flows arising from scheduled payments and prepayments of principal at lower market rates. Total average loans for the nine-month period ended September 30, 2003 were $759 million, an increase of $63 million, or 9%, over the same period in 2002. The average yield on loans for the nine-month period ended September 30, 2003 was 7.22%, a decrease of 63 basis points from the same period in 2002. This decrease is attributed to the same principal factors as noted above for the three-month periods. The loan growth experienced over the past year, for both three and nine-month periods, is principally attributable to continued robust economic conditions in Humboldt’s primary market areas, especially in the Redding, Chico and Roseville, California markets.

     Total loans at September 30, 2003 were $760 million, a decrease of $0.9 million, virtually flat from year-end 2002. Loan growth for 2003 has been adversely impacted by the sale of approximately $15 million of loans during the first quarter in connection with the sale of deposits to an unaffiliated financial institution and by an increased level of payoffs attributed, in part, to long-term fixed rate offerings by competing banks.

Asset Quality

     Non-performing assets, which include non-accrual loans, loans past-due 90 days or more and still accruing interest and other real estate owned, totaled $11.3 million at September 30, 2003, as compared to $3.7 million at December 30, 2002 and $2.0 million at September 30, 2002. Total non-performing loans at September 30, 2003 were $11.3 million, as compared to $3.6 million at December 30, 2002 and $1.9 million at September 30, 2002. The increase in non-performing loans since December 31, 2002 is principally attributable to loans to two borrowers totaling $7.6 million being placed on non-accrual status during the first quarter of 2003, partially offset by one loan for $1.3 million that was classified as non-accrual as of December 31, 2002 that was paid in full during the first quarter of 2003. One of the two loans placed on non-accrual status is for the expansion of a boutique hotel and had a balance of $5.8 million as of September 30, 2003. This project is completed and the loan is well-secured by real estate; no significant loss is expected in connection with the workout. Management expects that post-construction financing will need to be extended in order to provide for a stabilization of the hotel’s operating cash flow and that the loan will remain on non-accrual status until such time as the cash flow from the operation can support the debt service in accordance with Humboldt’s credit policy. The other relationship placed on non-accrual status included various loans totaling $2.4 million to an agriculture-related business, of which approximately $2.0 million is backed by government guarantees. Based on evaluation of the collateral and guarantees, Humboldt recognized a charge-off of $125,000 on this relationship during the second quarter of 2003.

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

     The following table presents information about Humboldt’s non-performing assets, including quality ratios as of September 30, 2003, December 31, 2002 and September 30, 2002:

     Table 5-Non-Performing Assets

     (in thousands)

	September 30,	December 31,	September 30,
	2003	2002	2002

Non-accrual loans	$11,052	$3,054	$1,230
Loans past due 90 days or more and still accruing	209	561	715

Total non-performing loans	11,261	3,615	1,945
Other real estate owned	88	88	88

Total non-performing assets	$11,349	$3,703	$2,033

Total non-performing loans as a percentage of total loans	1.48%	0.48%	0.26%
Total non-performing assets as a percentage of total assets	1.09%	0.36%	0.20%

     At September 30, 2003, Humboldt had approximately $12 million ($12 million at December 31, 2002) of outstanding loans that were not included in the non-performing or non-accrual categories, but for which management had knowledge that the borrowers had certain identified weaknesses based on Humboldt’s internal risk rating system. Although these weaknesses are serious enough for management to be uncertain of the borrowers’ ability to comply with the original repayment terms of the loans, no losses are anticipated at this time in connection with these loans based on current market conditions, cash flow generation and collateral values. These loans are subject to routine management review and are considered in determining the adequacy of the allowance for loan losses.

     The allowance for loan losses (“ALL”) at September 30, 2003 totaled $12.0 million, an increase of $433,000, or 4%, from December 31, 2002. The ratio of ALL to total loans at September 30, 2003 was 1.59%, an increase of six basis points from December 31, 2002 and six basis points from September 30, 2002. At September 30, 2003 and 2002, the ratio of ALL to total non-performing loans was 107% and 594%, respectively.

     The following table provides an analysis of the changes in the ALL for the three and nine-month periods ended September 30, 2003 and 2002:

Table 6-Allowance for Loan Losses
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Balance beginning of period	$12,133	$10,468	$11,614	$9,765
Provision for loan losses	295	1,103	1,198	2,191
Loans charged-off	(423)	(182)	(1,061)	(953)
Charge-off recoveries	42	165	296	551

Net charge-offs	(381)	(17)	(765)	(402)

Balance end of period	$12,047	$11,554	$12,047	$11,554

As a percentage of average loans (annualized):
Net charge-offs	0.20%	0.01%	0.13%	0.08%
Provision for loan losses	0.15%	0.60%	0.21%	0.42%
Allowance for loan losses as a percentage of:
Period end loans	1.59%	1.53%	1.59%	1.53%
Non-performing loans	107%	594%	107%	594%

     Management believes that the ALL at September 30, 2003 is sufficient to absorb losses inherent in the loan portfolio. This assessment is based upon the best available information and does involve uncertainty and matters of judgment. Accordingly, the adequacy of the loan loss reserve cannot be determined with precision and could be susceptible to significant change in future periods.

Deposits and Borrowed Funds

     Total average deposits for the three-month period ended September 30, 2003 were $852 million, an increase of $37 million, or 5%, over the same period in 2002. This increase is net of a $31 million decrease in the non-interest bearing deposit category, the result of the loss of approximately $66 million in non-interest bearing deposits in the third quarter of 2003 related to the termination of certain ISO processing agreements. The increase in average interest-bearing deposits of $69 million for the three-month period ended September 30, 2003, as compared to $50 million, or 18%, the prior year period was comprised of an increase in interest-bearing transaction (NOW) accounts of $37 million, or 73%, an increase in savings/money market accounts of $13 million, or 6%, and an increase in certificates of deposit of $19 million, or 6%. The average cost of interest bearing deposits for the three and nine-month periods ended September 30, 2003 were 1.44% and 1.67%, respectively. These average costs represent declines of 91 basis points and 76 basis points, respectively, as compared to the three and nine-month periods in 2002. These reductions are principally due to rate reductions made by Humboldt in response to lower market interest rates.

     As of September 30, 2003, Humboldt had $77 million of brokered certificates of deposit at an average cost of 1.51%. Of this total, $67 million are fixed-rate instruments that mature prior to December 31, 2003. One brokered issuance, in the amount of $10 million, matures in June 2010. This issuance is callable at Humboldt Bank’s option after one year and bears a fixed interest rate of 4.70%. Humboldt has synthetically converted this issuance to a floating rate based on LIBOR plus 7 basis points using an interest rate swap contract, which is callable by the counterparty after one year. Humboldt, in turn, has the option to call the related brokered certificates. Additional information regarding this swap contract is included in Table 8 below.

     Total average borrowed funds for the three months ended September 30, 2003 were $86 million, a decrease of $16 million, or 15%, compared with the same period in 2002. The average cost of borrowed funds for the three-month period ended September 30, 2003 was 4.19%, down 9 basis points as compared to the same period in 2002. This decrease is principally attributable to downward re-pricing of short-term FHLB advances due to lower short-term market interest rates. Total average borrowed funds for the nine-month period ended September 30, 2003 were $87 million, an increase of $5 million, or 6%, over the same period in 2002. The average cost of borrowed funds for the nine-month period ended September 30, 2003 was 4.41%, down 42 basis points as compared to the same period in 2002. This decrease is principally attributable to the same factors described above for the quarterly variance.

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

     Management monitors the sensitivity of net interest income to changes in market interest rates by utilizing a simulation model. This model measures net interest income sensitivity and volatility to interest rate changes based on assumptions which management believes are reasonable. Factors considered in the simulation model include actual maturities, estimated cash flows, repricing characteristics, and the relative sensitivity of assets and liabilities to changes in market interest rates. The simulation model considers other factors that can impact net interest income, including the mix of earning assets and liabilities, yield curve relationships, customer preferences and general market conditions. By utilizing the simulation model, management can project the impact of changes in interest rates on net interest income.

     The estimated impact on Humboldt’s net interest income over a one-year time horizon as of September 30, 2003 is presented in Table 7. The interest rate simulation assumes a parallel and sustained shift in market interest rates ratably over a twelve-month period and no change in the composition or size of Humboldt’s balance sheet. For example, the “up 200 basis points” scenario is based on a theoretical increase in market rates of 16.7 basis points per month over the ensuing 12 months.

     Table 7

	Increase (Decrease) in Net Interest	Percentage
Scenario	Income from Base Scenario	Change

	(Dollars in thousands)
Up 200 basis points	$1,620	3.8%
Up 100 basis points	832	2.0%
Down 100 basis points	(724)	(1.7)%

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

     In order to assist with managing interest rate sensitivity, Humboldt has entered into off-balance sheet contracts that are considered derivative financial instruments. As of September 30, 2003, Humboldt had four such contracts, all of

Table 8 - Interest Rate Swap Contracts
As of September 30, 2003
(In thousands)

Issue	Notional	Rate		Rate	Maturity	Hedge	Hedged	Fair
Date	Amount	Paid		Received	Date	Type	Instrument	Value
January 2002	$25,000	4.00	%(1)	6.72%	January 2005	Cash Flow	Loans	$824
July 2002	25,000	4.00	%(2)	6.30%	July 2005	Cash Flow	Loans	831
December 2002	10,000	1.21	%(3)	4.70%	June 2010	Fair Value	Callable CD	7
December 2001	10,000	8.42	%(4)	4.74%	December 2006	Cash Flow	Trust Preferred	(717)

	$70,000							$945

(1)	Variable rate based on prime rate

(2)	Variable rate based on prime rate

(3)	Variable rate based on LIBOR + 7 basis points

(4)	Fixed rate

which are interest rate swap agreements. Table 8 presents information regarding the swap agreements as of September 30, 2003:

     Each of Humboldt’s derivative financial instruments is classified as either a fair value or cash flow hedge. Fair value hedges recognize currently in earnings both the impact of the change in the fair value of the derivative financial instrument and the offsetting impact of the change in fair value of the hedged asset or liability. The change in fair value of cash flow hedges is recognized in other comprehensive income, net of associated tax effects.

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

Capital Resources and Liquidity

     Stockholders’ equity at September 30, 2003 was $95 million, an increase of $18 million, or 23%, from year-end 2002, and an increase of $2 million, or 2%, from June 30, 2003. Table 9 presents a summary of the changes in stockholders’ equity for the three and nine-month periods ended September 30, 2003:

Table 9 - Summary of Changes in Stockholders’ Equity

For the three months ended September 30, 2003:

Stockholders’ equity June 30, 2003	$93,433
Net income	2,687
Dividends paid	(348)
Stock options exercised	283
Stock-based compensation and related tax benefit	208
Shares repurchased	(140)
Other comprehensive income	(754)

Stockholders’ equity September 30, 2003	$95,369

For the nine months ended September 30, 2003

Stockholders’ equity December 31, 2002	$77,848
Net income	27,309
Dividends paid	(1,042)
Stock options exercised, including tax benefits	2,193
Stock-based compensation and related tax benefit	942
Shares repurchased	(11,037)
Other comprehensive (loss)	(844)

Stockholders’ equity September 30, 2003	$95,369

     The following table shows Humboldt’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a “well-capitalized” institution at September 30, 2003 and December 31, 2002:

Table 10 - Capital Ratios

	September 30,	December 31,
	2003	2002
Leverage ratio	11.37%	8.73%
Regulatory minimum	4.00%	4.00%
Well-capitalized minimum	5.00%	5.00%
Tier I risk-based capital	13.05%	10.18%
Regulatory minimum	4.00%	4.00%
Well-capitalized minimum	6.00%	6.00%
Total risk-based capital	16.07%	11.43%
Regulatory minimum	8.00%	8.00%
Well-capitalized minimum	10.00%	10.00%

     On February 6, 2002, Humboldt announced the authorization of a stock repurchase for up to 600,000 shares. This repurchase was completed during the first quarter of 2003. On July 22, 2002, Humboldt’s Board of Directors authorized a second stock repurchase for up to 1.2 million shares in connection with the planned sale of the Humboldt’s proprietary merchant bankcard operations. Approximately 500,000 shares remained available for repurchase under this authorization as of September 30, 2003. The following table presents the number of shares repurchased and average price paid by Humboldt for the three and nine-month periods ended September 30, 2003 and 2002.

Table 11 - Share Repurchase Summary

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Shares repurchased	10,000	86,040	873,927	425,160
Average price paid	$13.94	$13.37	$12.63	$9.86

     During the third quarter of 2003 Humboldt issued, through a wholly-owned statutory business trust, $27 million of guaranteed preferred beneficial interests in Humboldt’s junior subordinated debentures. These debentures qualify as regulatory capital under current guidelines, with approximately $10 million qualifying as Tier I capital as of September 30, 2003. The proceeds received by Humboldt from the sale of the junior subordinated debentures will be used to provide approximately 85% of the cash consideration for the acquisition of California Independent Bancorp (see Note 7). The trust preferred securities accrue and pay distributions quarterly at a fixed rate of 6.75% for the first five years and thereafter at a rate equal to three-month LIBOR plus 2.95%, adjusted quarterly. Further information on the trust preferred securities is included in Note 8 to the consolidated financial statements.

     The following table presents cash dividends paid by Humboldt for the three and nine-month periods ended September 30, 2003 and 2002. Dividend amounts shown for 2002 are adjusted to reflect the six-for-five stock split issued in August 2002.

Table 12 - Cash Dividends

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Dividend per share	$0.030	$0.025	$0.085	$0.046
Payout ratio*	14%	9%	12%	6%

*Excludes impact of gain on sale of proprietary merchant bancard operations for 2003.

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

     Liquidity measures the ability to meet current and future cash flow needs as they become due. Maintaining an adequate level of liquid funds, at the most economical cost, is an important component of Humboldt’s asset and liability management program. Humboldt has several sources of available funding to provide the required level of liquidity, including deposits and short- and long-term borrowings. Like most banking organizations, Humboldt relies primarily upon cash inflows from financing activities (deposit gathering, short-term borrowing and issuance of long-term debt) in order to fund its investing activities (loan origination and securities purchases). The investing activity cash inflows such as loan payments and securities sales and prepayments are also a significant component of liquidity.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes in Humboldt’s quantitative and qualitative disclosures about market risk as of September 30, 2003 from those presented in Humboldt’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     In the normal course of business, Humboldt and its subsidiaries are involved in litigation. Management does not believe that any litigation in which it is currently involved will have a material impact on the company’s financial condition or results of operations. Humboldt Bank is a party to a lawsuit brought by a merchant for whom Humboldt Bank’s merchant bankcard division processed credit card transactions through an ISO in 2001. See Note 8 “Commitments and Contingencies” to the Unaudited Consolidated Financial Statements for more information.

Item 2 - Changes in Securities - None

Item 3 - Defaults Upon Senior Securities - None

Item 4 - Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the period covered by this report.

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

     On August 27, 2003, Humboldt filed a Form 8-K in connection with two trading plans under SEC Rule 10b5-1. A copy of the trading plan for Steven R. Mills was included as Exhibit 99.1 and a copy of the trading plan for Theodore S. Mason was included as Exhibit 99.2 under Item 9.

     On September 18, 2003, Humboldt filed a Form 8-K in connection with the issuance of a press release announcing the issuance of $27 million of trust preferred securities. A copy of the press release was included as Exhibit 99.1.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2003	HUMBOLDT BANCORP

/s/ Robert M. Daugherty

Robert M. Daugherty
President and Chief Executive Officer

/s/ Patrick J. Rusnak

Patrick J. Rusnak
Chief Financial Officer

/s/ Ronald B. Pigeon

Ronald B. Pigeon
Controller

EXHIBITS

31.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.