Form 10-K
period 2003-12-31
HUMBOLDT BANCORP
filed 2004-03-30
CIK 1008554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003

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

Common Stock, without par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of Form 10-K or any amendment to this Form 10-K.     ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)     Yes ☑          No ☐

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30,2003, based on the closing price on that date of $14.94 per share was $180,928,000. The number of shares outstanding of Registrant’s common stock outstanding as of June 30, 2003 and February 27, 2004 were 12,110,302 and 15,176,242, respectively.

PART I

      This Annual Report on Form 10-K contains certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Act of 1995. Statements that expressly or implicitly predict future results, performance or events are forward-looking. In addition, the words “expect,” “believe,” “anticipate” and similar expressions identify forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expected. Factors that could cause or contribute to such differences include, but are not limited to, the following:

•	The ability to attract new deposits and loans

•	Competitive pricing factors

•	Deterioration in economic factors that result in increased loan losses

•	Market interest rate fluctuations

•	Operational difficulties related to execution of Humboldt’s strategic plan

•	Changes in the legal or regulatory requirements

•	New technological developments

•	The ability to recruit and retain top-level management and staff

•	The successful integration of California Independent Bancorp

      Readers are advised not to place undue reliance on any forward-looking statements contained in this report, which speak only as of the date hereof. Humboldt Bancorp undertakes no obligation to revise any forward-looking statements to reflect subsequent events or circumstances.

Item 1.	Business

      Humboldt Bancorp (“Humboldt”) files its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission. You may obtain these filings from the SEC’s web site at http://www.sec.gov. You may also obtain, free of charge, copies of our annual report, quarterly reports, current reports, and amendments to these reports, through our website at http://www.humboldtbancorp.com. These reports are available through our website as soon as reasonably practicable after they are electronically filed with the SEC. In addition, all of our SEC filings since November 14, 2002 were made available on our website within two days of filing with the SEC.

Risk Factors

      An investment in Humboldt Bancorp’s common stock involves a degree of risk. In addition to the other information included in this annual report, including the matters addressed in Forward-Looking Statements above, you should carefully consider the matters described below.

Humboldt Bancorp recently acquired California Independent Bancorp. If Humboldt Bancorp is unable to integrate its operations successfully, Humboldt’s business and earnings may be negatively affected.

      The acquisition of California Independent Bancorp (“CIB”) involves the integration of companies that have previously operated independently and no assurance can be given that Humboldt will be able to integrate our operations without encountering difficulties including, without limitation, the loss of key employees and customers, the disruption of our respective ongoing businesses or possible inconsistencies in standards, controls, procedures and policies. Successful integration of CIB’s operations will depend primarily on Humboldt’s ability to consolidate operations, systems and procedures and to eliminate redundancies and costs. Estimated cost savings and revenue enhancements are projected to come from various areas that management has identified through the due diligence and integration planning process. The elimination and consolidation of duplicate tasks are projected to result in significant annual cost savings. If we have difficulties with the integration, we might not achieve the economic benefits we expect to result from the acquisition, and this would likely hurt our business and our earnings. In addition, Humboldt may experience greater than expected costs or difficulties relating to the integration of the business of CIB, and/or may not realize expected cost savings from the acquisition within the expected time frame.

The sale of Humboldt’s proprietary merchant bankcard operation will reduce net income in the short-term and strategic initiatives to replace the lost income may be inadequate.

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

Changes in the method of accounting for stock options will reduce our net income and earnings per share.

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

      The historical cost of options granted, although not recognized in our income statement for the year ending December 31, 2002, is presented in Note 1 of the Notes to the Consolidated Financial Statements incorporated by reference in this document and is calculated in the same manner as if such expense were recognized in the income statement in accordance with SFAS No. 148.

Shares eligible for future sale could have a dilutive effect.

      Shares of Humboldt common stock eligible for future sale could have a dilutive effect on the market for Humboldt common stock and could adversely affect market prices. As of February 27, 2004, there were 100,000,000 shares of Humboldt common stock authorized, of which 15,176,242 shares were outstanding.

Potential deterioration of local economic conditions could hurt our profitability.

      The Bank’s operations are located in California, and substantially all of the outstanding loans and commitments are to businesses and individuals located in Northern California. As a result of this geographic concentration, the Bank’s financial results depend largely upon economic conditions in these areas. Adverse local economic conditions in California, and, in particular, Northern California, including lower than forecast volumes of construction and residential real estate activity, may have a greater adverse effect on our financial condition through reduced growth prospects and potentially higher credit losses than if the Bank’s operations were more geographically diverse.

Our effective tax rate may increase.

      In December 2001, the Bank formed a Real Estate Investment Trust (“REIT”) subsidiary, HB Investment Trust (“HBIT”). The Bank owns 100% of the voting stock of HBIT and is the sole contributor of assets, which consist entirely of real estate secured loans originated and serviced by the Bank. Although HBIT was formed to provide flexibility in raising capital through the issuance of preferred stock, no preferred stock was issued as of December 31, 2003 for the purposes of raising capital. The Bank also benefited from a reduction in state income tax expense in 2002, because the Bank, acting upon advice from professional tax advisors, took the position that any consent dividends paid by HBIT to the Bank were not subject to state income tax.

      In 2003 the California Franchise Tax Board (“FTB”) announced that it will not recognize such state tax benefits. As a result, Humboldt did not record any state tax benefits associated with the REIT for 2003 and does not expect to record any REIT state tax benefits for 2004. Humboldt expects to defend its use of the REIT structure. However, in the event the FTB prevails in its interpretation of the California State Tax Code and that interpretation is made retroactive to 2002, Humboldt would be liable for state income taxes relative to the REIT for that year. Humboldt believes that it is adequately reserved for the tax benefit recognized during 2002.

The Bank faces strong competition.

      In recent years, competition for bank customers, the source of deposits and loans, has greatly intensified. This competition includes:

•	Large national and super-regional banks, which have well-established branches and significant market share in many of the communities we serve;

•	Finance companies, investment banking and brokerage firms, and insurance companies that offer bank-like products;

•	Credit unions, which can offer highly competitive rates on loans and deposits because they receive tax advantages not available to commercial banks;

•	Government-assisted farm credit programs that offer competitive agricultural loans;

•	Other community banks, including start-up banks, which can compete with us for customers who desire a high degree of personal service; and

•	Technology-oriented financial institutions including large national and super-regional banks offering on-line deposit, bill payment, and mortgage loan application services.

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

General — Humboldt Bancorp and Humboldt Bank

      Humboldt Bancorp is a California corporation incorporated in January 1995. Humboldt is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. As of December 31, 2003, Humboldt had total assets of $1.045 billion, total loans of $765 million, total deposits of $823 million and total shareholders’ equity of $97 million. For the year ended December 31, 2003, Humboldt reported net income of

$29.1 million, or $2.28 per diluted share. Humboldt’s principal operating subsidiary is Humboldt Bank (“Bank”), which was founded in 1989 and operates under a charter issued by the State of California. As of December 31, 2003, the Bank had two divisions operating under the names Capitol Valley Bank and Tehama Bank. On March 5, 2004, Feather River State Bank merged into the Bank, and began operating as a division of Humboldt Bank.

      During the first quarter of 2003, Humboldt completed the sale of its proprietary merchant bankcard operations and, over the remaining course of the year, substantially completed the wind down of its Independent Service Organization (“ISO”) sponsorship processing business. Effective with the fourth quarter of 2003, the results of operations for these businesses (collectively, “Merchant Bankcard”) were classified as a discontinued operation and are presented as such for all periods presented in this Annual Report. Additional information on Merchant Bankcard is contained in the “Discontinued Operations” sections of Parts I and II (Items 7 and 8) of this Annual Report.

      Bancorp Financial Services, Inc. (“BFS”) is a subsidiary of Humboldt that was founded jointly by Humboldt and Tehama Bancorp in 1996. Upon the completion of the merger with Tehama Bancorp in March 2001, BFS became a wholly-owned subsidiary of Humboldt. BFS was classified as a discontinued operation during 2001 and the final wind-down of its operations was completed during the second quarter of 2002. Additional information on BFS is contained in the “Discontinued Operations” sections of Parts I and II (Items 7 and 8) of this Annual Report.

      Humboldt also has four subsidiaries formed for the sole purpose of issuing Trust Preferred Securities. Further information regarding Trust Preferred Securities is included in Note 10 to the Financial Statements.

      Humboldt Bank has one subsidiary, HB Investment Trust, which was formed in December 2001 as a Real Estate Investment Trust (“REIT”) organized under the laws of the State of Maryland. Humboldt Bank owns all of the outstanding common stock of HB Investment Trust and is the sole contributor of real estate assets. HB Investment Trust is included in the consolidated financial statements.

      All of Humboldt’s subsidiaries are listed in Exhibit 21 of this Annual Report.

Recent Developments

      On March 13, 2004, Humboldt and Humboldt Bank entered into a definitive Agreement and Plan of Reorganization (“Agreement”) with Umpqua Holdings Corporation (“Umpqua”) and Umpqua Bank. Under the terms of the Agreement, Humboldt will merge with and into Umpqua, with Umpqua the surviving corporation. The Agreement also provides for Humboldt Bank to be merged with and into Umpqua Bank, with Umpqua Bank the surviving entity.

      The Agreement provides for each outstanding Humboldt common share to be exchanged for one share of Umpqua common stock and for Humboldt’s outstanding stock options to be converted into Umpqua options on a one-for-one basis. Approximately 15.2 million Umpqua common shares are expected to be issued in connection with the merger, which is expected to qualify as a tax-free reorganization. In addition, Humboldt granted to Umpqua an option which, under certain circumstances, would permit Umpqua to acquire 3,022,666 shares of Humboldt’s common stock at an exercise price of $18.00 per share.

      The transaction is expected to be completed during the third quarter of 2004, subject to the satisfaction of customary conditions, including the favorable vote of Humboldt and Umpqua shareholders and the receipt of either regulatory approvals or waivers, as the case may be.

      On January 6, 2004, Humboldt completed its acquisition of California Independent Bancorp (“CIB”), the holding company for Feather River State Bank (“Feather River”). As of December 31, 2003, Feather River State Bank had total assets of $401 million, total loans of $202 million and total deposits of $342 million. Effective March 5, 2004, Feather River was merged with and into the Bank. However, the Bank will still operate certain branches under the name Feather State Bank, a division of Humboldt Bank.

      In accordance with the terms of the Agreement and Plan of Merger, Humboldt issued approximately 2.9 million shares of common stock and paid approximately $29.8 million in cash in exchange for all outstanding CIB shares. In addition, Humboldt issued approximately 199,000 stock options in exchange for all outstanding CIB options.

Market Area and Competition

      The market for banking and bank-related services is highly competitive. The Bank actively competes in its various market areas, which are principally in non-metropolitan areas of Northern California, with other providers of deposit and credit services. These competitors include other commercial banks, savings banks, savings and loan associations, credit unions, mortgage companies, and brokerage firms. The following table displays the market share percentage and rank for total deposits in each county where the Bank has operations. The table also indicates the ranking by deposit size in each of the local markets. All information in the table was obtained from the Federal Deposit Insurance Corporation (“FDIC”) Summary of Deposits as of June 30, 2003 (the most recent available information). Markets where the Bank has ceased operations since June 30, 2003 are not shown.

	Market	Market
County	Share	Rank

Butte	2.1%	9
Glenn	20.4%	3
Humboldt	37.0%	1
Mendocino	3.0%	8
Napa	0.6%	15
Placer	1.9%	13
Shasta	1.7%	10
Tehama	22.7%	2
Trinity	22.0%	2

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

Lending and Credit Functions

      The Bank makes both secured and unsecured loans to individuals, firms, and corporations. Secured loans include first and second real estate mortgage loans. The Bank also makes direct and indirect installment loans to consumers. At December 31, 2003, consumer, real estate construction, real estate mortgage, and commercial & industrial loans represented approximately 7%, 17%, 58%, and 18% respectively, of the total loan portfolio. Specific risk elements associated with each of the lending categories include, but are not limited to:

Commercial & Industrial — Industry concentrations; inability to monitor the condition of collateral (inventory, accounts receivable and vehicles); lack of borrower management expertise, increased competition; use of specialized or obsolete equipment as collateral; insufficient cash flow from operations to service debt payment:

Real Estate - Construction — Inadequate collateral and long-term financing agreements

Real Estate Mortgage — Changes in local economy affecting borrower’s financial condition; insufficient collateral value due to decline in property value.

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

Credit Policy

      The current lending policy of the Bank is to make loans primarily to persons who reside, work, or own property in its primary market areas. Unsecured loans are generally made only to persons who maintain depository relationships with the Bank. Secured loans are made to persons who are well established and have net worth, collateral, and cash flow to support the loan. Exceptions to the policy are permitted on a case-by-case basis and require the approving officer to document in writing the reason for the exception. Policy exceptions made for borrowers whose total aggregate loans exceed the approving officer’s credit limit must be submitted to the Chief Credit Officer or the Bank Board of Directors for approval, depending upon the size of the loan. The Bank provides each lending officer with written guidelines for lending activities. Lending authority is delegated by the Board of Directors of the Bank to the Chief Credit Officer who, in turn, delegates limited lending authority levels to other loan officers. Loans in excess of individual officer credit authority must either be approved by a senior officer with sufficient approval authority (including the Chief Credit Officer) or be approved by the Loan Committee of the Bank’s Board of Directors.

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

      During 2002, the Bank’s risk rating system was expanded from 8 grades to 9 grades in order to provide for a more efficient detection of deterioration in a borrower’s financial condition. Grades 1 through 5 are considered “pass”, or very acceptable credit quality that does not require special monitoring. Grades 6 through 9 are indicative of higher risk loans that require a greater level of management’s attention. The entire 9-grade rating scale provides for a higher numeric rating for increased risk. For example, a risk rating of 1 is the least risky of all credits and would be typical of a loan that is 100% secured by a deposit account(s) at the Bank. The four credit ratings that require special management attention are:

6 (Special Mention) — A loan that exhibits potential credit weaknesses or adverse trends in borrower financial condition that requires additional close monitoring by management. Operational cash flow may be insufficient to service the debt, collateral values may have narrow, but sufficient, liquidation margins.

7 (Substandard) — A loan that is inadequately protected by borrower net worth, cash flow capacity or collateral value. Substandard loans typically have one or more well-defined weaknesses.

8 (Doubtful) — A specific weakness characterized by the Substandard grade where there is no strong secondary source of repayment and collection or liquidation in full is unlikely. Insufficient information exists to determine the amount of potential loss.

9 (Loss) — Same characteristics as Doubtful; however, probability of either partial or full loss is certain and can be reasonably estimated. Loans classified as such are generally recommended for charge-off immediately even though there is some potential for future recovery.

      The Bank performs a quarterly analysis to determine the adequacy of the Allowance for Loan Losses (“ALL”). The ALL analysis segregates the loan portfolio into categories based on type of loan. These categories include various types of commercial, construction, agricultural, government guaranteed, commercial real estate and consumer loans. First, all loans in each category are assigned a reserve factor of between 0% and 4.0% based on the inherent risk level of the category and the Bank’s loss experience. Next, loans graded 7 or higher in each category are assigned reserve factors based on the inherent risk level of the category and the Bank’s loan loss experience:

Loan Grade	Range of Reserve Factors

7	11% to 15%
8	44% to 49%
9	96% to 100%

      All loans graded 7 and above and loans past due 30 days or more are assigned additional reserve factors based on management’s judgement. The aggregation of each of the components above provides for the analytical required reserve for each category. Combining the results of the analytical required reserve calculation for all loan categories provides the total required ALL.

      Humboldt’s ALL methodology provides for the establishment of specific reserves, based upon the present value of future cash flows discounted at the loan’s effective rate, the loan’s observable market price, or the fair value of collateral if the loan is collateral dependent.

      There is no current process used to measure or adjust for differences between the loss factors for adversely classified loans used in the ALL analysis and actual losses charged to the ALL because Humboldt’s actual loss experience over the past several years has been favorable. The difference between the actual ALL (as presented in the consolidated financial statements) and the allocated ALL represents the unallocated ALL. The unallocated ALL provides for coverage of credit losses inherent in the loan portfolio but not provided for in the ALL analysis and acknowledges the inherent imprecision of all loss prediction models. The unallocated ALL as of December 31, 2003 was approximately $500,000, or 4% of the total ALL.

      The ALL represents Humboldt’s estimate of the probable losses that have occurred as of the date of the financial statements, as further described in Note 1 in the Notes to the Consolidated Financial Statements. Management believes that the ALL was adequate as of December 31, 2003. There is, however, no assurance that future loan losses will not exceed the levels provided for in the ALL which could result in additional charges to the provision for loan losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan losses in future periods if the results of their review warrant.

      The Securities and Exchange Commission Staff Accounting Bulletin No. 102 “Selected Loan Loss Allowance Methodology and Documentation Issues” (“SAB No. 102”) was released in July, 2001. It expresses the staff’s views on the development, documentation, and application of a systematic methodology as required by Financial Reporting Release No. 28, “Accounting for Loan Losses by Registrants Engaged in Lending Activities,” for determining the ALL in accordance with general accepted accounting principles. In particular, SAB No. 102 focuses on the documentation the Securities and Exchange Commission staff would normally expect registrants to prepare and maintain in support of the ALL. Management believes that Humboldt’s process for determining the adequacy of the ALL is consistently followed and supported by written documentation, policies and procedures.

Discontinued Operations

Merchant Bankcard Processing

      In 1993, Humboldt established a merchant credit and debit card processing operation (“Merchant Bankcard Services”). From 1993 through 2002, the operation had grown steadily both in volume and scope of activities. In general, Merchant Bankcard Services operations involve collecting funds for, and crediting the accounts of, merchants for sales of merchandise and services to credit and debit card customers. Merchant Bankcard Services specializes in providing processing for first time merchants and small-to medium-sized merchants in the retail, telephone, mail order and Internet commerce industries. Merchant Bankcard Services included processing for merchant accounts owned by Humboldt (the “Proprietary Portfolio”) and sponsorship processing for merchant accounts owned by Independent Sales Organizations (“ISO Portfolio”).

      During the second quarter of 2002, Humboldt conducted a strategic review of its Merchant Bankcard Services and the risks and rewards associated with the business in general. The review concluded that Humboldt’s long-term shareholder value would be maximized by reducing the Company’s overall risk profile through the strategic sale its Merchant Bankcard Services and refocusing efforts on community banking. On March 13, 2003, the Bank completed the sale of the Proprietary Portfolio to an affiliate of First National Bank Holding Company called Humboldt Merchant Services, LP for $32 million in cash. In addition, on the sale date, Humboldt Merchant Services, LP assumed all liability for transactions processed on or before the closing date. Accordingly, the Bank no longer has an exposure to losses related to the Proprietary Portfolio.

      Humboldt continued to provide sponsorship processing under several existing ISO agreements during the remainder of 2003. As of December 31, 2003, substantially all of Humboldt’s processing under ISO agreements had ceased and, as a result, the Merchant Bankcard Processing results for 2003 (including the gain recognized in connection with the sale of the Proprietary Portfolio) and all prior periods shown in this Report were reclassified as a discontinued operation in accordance generally accepted accounting principles.

      Humboldt’s final ISO processing agreement terminated on January 28, 2004. All of Humboldt’s ISO agreements provide for full indemnification of Humboldt’s for any and all losses, damages or liabilities arising from ISO merchants (including legal defense costs).

Bancorp Financial Services, Inc.

      Bancorp Financial Services, Inc. (“BFS”) was originally capitalized in 1996 with $2,000,000 contributions from both Humboldt Bancorp and Tehama Bancorp. Upon the completion of the Tehama Bancorp merger in March 2001, Humboldt became the sole shareholder of BFS. During the first quarter of 2001, Humboldt’s Board of Directors completed a strategic review of BFS, which principally acquired and serviced small ticket leases on a nationwide basis. This review was initiated in response to a number of factors, including the increased regulatory burden associated with BFS being a wholly owned subsidiary after completion of the Tehama Bancorp merger, future capital needs of BFS to support its growth and reliance upon the lease-backed securities market for liquidity. As a result of this review, Humboldt adopted a plan to discontinue the operations of BFS by sale and engaged an investment banking firm to facilitate the sale during the first quarter of 2001. A write-down of $700,000, net of tax, was recorded during the first quarter of 2001 based on an estimate of the value of BFS as a going concern.

      During the second quarter of 2001, Humboldt was notified by the investment banker that the prospects for the sale of BFS as a going concern were unlikely. In response, Humboldt adopted a plan to wind-down the operations of BFS in an orderly manner. This plan included the immediate termination of all lease and loan acquisition activities. In connection with the wind-down plan, Humboldt recognized a loss on discontinued operations, net of tax, of $13.5 million during the second quarter of 2001. For the year ended December 31, 2001, Humboldt recognized a total net loss on discontinued operations related to BFS of $14.0 million.

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

Asset/ Liability Management

      Humboldt’s Asset/ Liability Management Committee (“ALCO”) is composed of the Chief Financial Officer, Treasurer, Chief Credit Officer, President and one board member. The ALCO meets periodically and is charged with managing the assets and liabilities of the Bank. ALCO attempts to manage asset growth, liquidity, and capital to maximize income and manage interest rate risk, and directs Humboldt’s acquisition and allocation of funds. A more comprehensive discussion of Humboldt’s Asset/ Liability Management and interest rate risk is contained in the Management’s Discussion and Analysis (Part II, Item 7A) section of this report under the heading “Quantitative and Qualitative Disclosures About Market Risk.”

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

Economic Conditions

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

      The results of operations of Humboldt are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve to control inflation and combat economic recession include open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and income of Humboldt. Changes in monetary policy could have an adverse effect on loan demand, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans, and Humboldt’s financial condition and results of operations in general and, as a result, on the market value of the Humboldt’s common stock.

      In late 2000 and continuing into 2001, the State of California was subject to a deterioration in the ability of major utilities to provide energy for the State’s needs. These shortages resulted in increased costs and, during the summer of 2001, “rolling blackouts” during which electric service was interrupted in some areas for short periods. Although conservation efforts and increased generation capacity have alleviated electricity shortages, there is no assurance that future energy shortages will not have a significant adverse impact on the California economy. In early 2003, the State of California also announced a budget deficit of approximately $35 billion and plans to curtail spending in order to close the budget gap. On March 2, 2004, California voters approved certain ballot measures, including an economic recovery bond issue of up to $15 billion to pay off the State’s accumulated general fund deficit. The State continues to face fiscal challenges, of which the long-term impact on the State’s economy cannot be predicted with certainty. Although Humboldt is not directly dependent upon funding from the State of California, deterioration in the State’s financial condition could have an adverse impact on the prospects for continued economic growth and development.

Supervision and Regulation

      Humboldt and the Bank are extensively regulated under both federal and state laws and regulations. These laws and regulations are primarily intended to protect depositors, not shareholders. The following information describes statutory or regulatory provisions affecting Humboldt and the Bank.

      The regulations of the Federal Reserve Board, the FDIC, and the California Department of Financial Institutions govern most aspects of Humboldt’s and the Bank’s business and operations, including, but not limited to, the scope of its business, investments, reserves against deposits, the nature and amount of any collateral for loans, the time of availability of deposited funds, the issuance of securities, the payment of dividends, bank expansion and bank activities, including real estate development and insurance activities, and the making of periodic reports. Various consumer laws and regulations also apply to the Bank. The Federal Reserve, the FDIC, and the California Department of Financial Institutions have broad enforcement powers over depository institutions, including the power to prohibit a bank from engaging in business practices which are considered to be unsafe or unsound, to impose substantial fines and other civil and criminal penalties, to terminate deposit insurance, and to appoint a conservator or receiver under a variety of circumstances. The Federal Reserve Board also has broad enforcement powers over bank holding companies, including the power to impose substantial fines and other civil and criminal penalties.

Regulation of Bank Holding Companies

      Humboldt is a registered bank holding company subject to regulation by the Board of Governors of the Federal Reserve System under the BHCA. Humboldt is required to file financial information with the Federal Reserve periodically and is subject to periodic examination by the Federal Reserve. The BHCA requires every bank holding company to obtain the Federal Reserve’s prior approval before (1) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (2) it or any of its non-bank subsidiaries may acquire all or substantially all of the assets of a bank; and (3) it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities. This prohibition does not apply to activities listed in the BHCA or found by the Federal Reserve, by order or regulation, to be closely related to banking or managing or controlling banks as to be incidental to banking.

Change in Control

      The BHC, and the Change in Bank Control Act of 1978, as amended, together with regulations of the FRB, require that, depending on the particular circumstances, either FRB approval must be obtained or notice must be furnished to the FRB and not disapproved prior to any person or entity acquiring “control” of a state member bank, such as the bank, subject to exemptions for some transactions. Control is conclusively presumed to exist if an individual or entity acquires 25% or more of any class of voting securities of the bank. Control is rebuttably presumed to exist if an entity acquires 10% or more but less than 25% of any class of voting securities and either the entity has registered securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or no other person will own a greater percentage of that class of voting securities immediately after the transaction.

Federal Deposit Insurance

      The Federal Deposit Insurance Corporation insures deposits of federally insured banks, savings banks, savings associations and thrifts and safeguards the safety and soundness of the banking industry. Two separate insurance funds are maintained and administered by the FDIC. In general, bank deposits are insured through the Bank Insurance Fund (“BIF”). Deposits in savings associations are insured through the Savings Association Insurance Fund (“SAIF”). A SAIF member may merge with a bank as long as the acquiring bank continues to pay the SAIF insurance assessments on the deposits acquired. The Bank pays SAIF insurance assessments on deposits acquired in branch acquisitions.

      The amount of FDIC assessments paid by each member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. The assessment rate currently ranges from $0.00 to $0.27 per $100.00 of deposits. At December 31, 2003, the Bank was classified in a manner that the assessment rate was zero.

      The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis in order to manage the BIF and SAIF to prescribed statutory target levels. An increase in the assessment rate could have material adverse effect Humboldt’s earnings, depending upon the amount of the increase.

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

      The FDIC may terminate the deposit insurance of any insured depository institution if it determines that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed in writing by, or pursuant to written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital. The termination of deposit insurance for the Bank could have a material adverse effect on Humboldt’s results of operations and liquidity due to the likelihood that substantial deposit withdrawal activity would occur.

Capital Adequacy Guidelines

      The FRB and the FDIC have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are reported as off-balance-sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages, which range from 0.0% for assets with low credit risk, such as certain U.S. government securities, to 100.0% for assets with relatively higher credit risk, such as business loans.

      A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance-sheet items. The regulators measure risk-adjusted assets and off-balance-sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock and minority interests in certain subsidiaries, less most other intangible assets. Tier 2 capital may consist of a limited amount of the allowance for loan and lease losses and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Since December 31, 1992, the FRB and the FDIC have required a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance-sheet items of 8.0%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance-sheet items of 4.0%.

      In addition to the risk-based guidelines, the FRB and FDIC require banking organizations to maintain a minimum amount of Tier 1 capital to average total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3.0%. It is unlikely, however, that an institution with a 3.0% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators’ ratings. For all banking organizations not rated in the highest category, the minimum leverage ratio is at least 100 to 200 basis points above the 3.0% minimum. Thus, the effective minimum leverage ratio, for all practical purposes, is at least 4.0% or 5.0%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the FRB and FDIC have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

      A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels. As discussed above, we are required to maintain certain levels of capital, as is the bank. The regulatory capital guidelines as well as our actual capitalization on a consolidated basis and for the Bank as of December 31, 2003 follow:

	Requirement

	Adequately	Well	Humboldt	Humboldt
	Capitalized	Capitalized	Bank	Bancorp

Total risk-based capital ratio	8.0%	10.0%	12.8%	16.2%
Tier 1 risk-based capital ratio	4.0%	6.0%	11.5%	13.1%
Tier 1 leverage capital ratio	4.0%	5.0%	10.1%	11.4%

      Proposed accounting rules regarding special purpose entities (FIN 46) could disqualify trust preferred securities from Tier 1 capital status. In the event these capital instruments are no longer allowed to be included as Tier 1 capital, the capital position of Humboldt could be adversely affected. Since the net proceeds of these securities have been contributed to the bank in the form of equity capital, the bank’s regulatory capital ratios would not be affected. Junior subordinated debentures, representing Humboldt’s obligations to the Trusts relative to the issuance of trust preferred securities, made up 25% of Humboldt’s Tier 1 capital at December 31, 2003. Further detail on regulatory capital ratios is included in Note 20 of the Notes to the Consolidated Financial Statements.

Limits on Dividends and Other Payments

      Humboldt initiated the payment of a quarterly cash dividend during the second quarter of 2002 of $0.021 per share, increasing to $0.025 per share effective the third quarter of 2002. Effective with the second quarter of 2003, the quarterly cash dividend was increased to $0.03 per share. Humboldt’s ability to obtain funds for the payment of cash dividends, if any, and for other cash requirements is dependent on the amount of dividends that may be declared by the Bank. California bank law provides that dividends may be paid from the lesser of retained earnings or net income of the bank for its last three years. Further, a California-chartered bank may not declare a dividend without the approval of the California Department of Financial Institutions if the total of dividends and distributions declared in a calendar year exceeds the greater of the bank’s retained earnings or net income for its last fiscal year or its current fiscal year. The Bank’s ability to pay dividends may also be limited by capital adequacy guidelines of the FDIC. Moreover, regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends if payment of dividends would constitute an unsafe and unsound banking practice. As of December 31, 2003, $27,800,000 was available for cash dividend distributions from the Bank to Humboldt without prior regulatory approval.

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

      Although CRA examinations occur on a regular basis, CRA performance evaluations are used principally in the evaluation of regulatory applications submitted by an institution. CRA performance evaluations are considered in evaluating applications for such events as mergers, acquisitions and applications to open new branches. As of the last CRA exam in October 2003, the Bank had a rating of “satisfactory.”

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

Recent and Proposed Legislation

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

Financial Services Modernization Legislation

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

USA Patriot Act

      President Bush signed the USA Patriot Act of 2001 (“Patriot Act”) on October 26, 2001. This legislation was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement and the intelligence communities’ ability to work together to combat terrorism on a variety of levels. The potential impact of the Patriot Act on financial institutions is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

•	Due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.

•	Standards for verifying customer identification at account opening.

•	Rules to promote cooperation among financial institutions, regulators, and law enforcement entities to assist in the identification of parties that may be involved in terrorism or money laundering.

•	Reports to be filed by nonfinancial trades and business with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000.

•	The filing of suspicious activities reports by securities brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

Sarbanes-Oxley Act

      On July 30, 2002, the President signed into law the Sarbanes-Oxley Act (“Sarbanes-Oxley”) of 2002 implementing legislative reforms intended to address corporate and accounting fraud. Sarbanes-Oxley applies to publicly reporting companies. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms. To maintain auditor independence, any non-audit services being provided to an audit client will require pre-approval by the Humboldt’s audit committee members. In addition, the audit partners must be rotated.

      Sarbanes-Oxley also requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under Sarbanes-Oxley, legal counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

      Longer prison terms and increased penalties will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives are restricted. Sarbanes-Oxley accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

      Sarbanes-Oxley also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading. Sarbanes-Oxley also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. In addition, Sarbanes-Oxley requires that each financial report required to be prepared in accordance with (or reconciled to) accounting principles generally accepted in the United States of America and filed with the SEC reflect all material correcting adjustments that are identified by a “registered public accounting firm” in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

      Until all new regulations, rules or standards have been developed, Humboldt is not able to predict the impact of such law on its financial condition or results of operations at this time.

Employees

      At December 31, 2003, Humboldt employed a total of 377 full-time equivalent employees. None of Humboldt’s employees are represented by a collective bargaining group, and management considers its relations with its employees to be good. Information regarding employment contracts for Humboldt’s executive officers is contained in the Proxy Statement for the 2004 Annual Meeting.

Item 2.	Properties

      The executive offices of Humboldt are located at 2998 Douglas Boulevard, Suite 330, Roseville, California. Humboldt leases this office space. As of December 31, 2003, the Bank conducted business at 19 facilities, 9 of which are leased. All facilities are in a good state of repair and appropriately designed for use as banking facilities. The Bank also performs operational functions at three locations, one which is owned and two which are leased. Note 6 of the Notes to the Consolidated Financial Statements contains additional information about properties.

Item 3.	Legal Proceedings

      In the ordinary course of business, various claims and lawsuits are brought by and against Humboldt and the Bank. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the consolidated financial condition or results of operations of Humboldt.

      As previously disclosed in its Form 10-Q for the quarter ended September 30, 2003, the Bank is a party to a lawsuit brought by a merchant for whom the Bank’s merchant bankcard division processed credit card transactions through an independent service organization (“ISO”) in 2001. The ISO terminated its arrangements with the merchant. In its pleading, the merchant alleged fraud and breach of contract due to the ISO retaining the merchant’s $165,000 security deposit, which was established to cover losses or legal fees for which the merchant would be liable under the merchant agreement. On August 8, 2003, following a trial which began on July 10, the jury returned a verdict which, if entered as a judgment by the court, would absolve the Bank and the ISO of the fraud and breach of contract charges, but would award compensatory damages of $150,000 and punitive damages of $3 million for wrongfully withholding the security deposit, of which $2 million would be assessed against the Bank. During the fourth quarter, the jury judgment against the Bank was overturned. Further, the ISO has confirmed in writing to the Bank that it will honor its indemnification of the Bank for all compensatory and punitive damages and related legal fees. Accordingly, the Bank does not expect to incur any liability in connection with this matter.

Item 4.	Submission of Matters to a Vote of Security Holders

      On or about October 24, 2003, a Proxy Statement of Humboldt Bancorp was mailed to shareholders of record as of October 20, 2003 by the Board of Directors soliciting proxies for use at a Special Meeting of Shareholders held on December 15, 2003. At the meeting, shareholders were asked to approve the principal terms of the Agreement and Plan of Merger between Humboldt and California Independent Bancorp (“CIB”) pursuant to which CIB would merge with and into Humboldt (including the issuance of Humboldt common stock in connection with the merger) and to approve certain amendments to the Amended and Restated 2001 Humboldt Bancorp & Subsidiaries Equity Incentive Plan to expand eligibility for awards under the plan to all employees and officers.

      Proposal 1 — To approve the principal terms of the Agreement and Plan of Merger with CIB:

For	7,736,506
Against	109,777
Withheld	145,638
Broker non-votes	708

      Proposal 2 — To approve an amendment to the Amended and Restated 2001 Humboldt Bancorp & Subsidiaries Equity Incentive Plan:

For	7,122,374
Against	605,362
Withheld	264,185
Broker non-votes	708

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Humboldt’s common stock is traded on the Nasdaq National Market System (“NASDAQ”) under the symbol “HBEK.” The table below reflects the high and low closing sales prices for Humboldt’s common stock as reported by NASDAQ. As of December 31, 2003, there were 100,000,000 and 20,000,000 shares, respectively, of Humboldt common stock and preferred stock authorized for issuance. As of December 31, 2003, there were 12,194,646 shares of common stock outstanding; Humboldt has never issued preferred stock.

      The stock prices below for the first, second and third quarters of 2002 have been adjusted to reflect the 6-for-5 stock split issued in August 2002. The following quotes reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

			Cash
			Dividend
Quarter Ended	High	Low	Per Share

December 31, 2003	$18.50	$15.35	$0.030
September 30, 2003	$15.95	$13.13	$0.030
June 30, 2003	$15.00	$12.72	$0.030
March 31, 2003	$13.09	$10.14	$0.025
December 31, 2002	$12.22	$9.23	$0.025
September 30, 2002	$15.75	$11.20	$0.025
June 30, 2002	$14.18	$8.33	$0.021
March 31, 2002	$8.83	$6.54	$0.000

      As of February 27, 2003 there were approximately 2,102 shareholders, not including those held in street name by brokerage firms. As of December 31, 2003, a total of 1,100,642 options and 95,398 warrants for Humboldt Bancorp common stock were outstanding. Additional information on Humboldt’s options is available in Note 17 of the Notes to the Consolidated Financial Statements.

      The payment of future dividends is at the discretion of the board of directors and subject to a number of factors, including results of operations, general business conditions, capital requirements, general financial condition, and other factors deemed relevant by the board of directors. Further, our ability to issue cash dividends is subject to meeting certain regulatory requirements. See “Supervision and Regulation.”

      On February 6, 2002, as amended on July 17, 2002, the Board of Directors authorized the repurchase of up to 1.7 million shares of Humboldt common stock. No shares were repurchased during the fourth quarter of 2003.

Item 6.	Selected Consolidated Financial Data.

	2003	2002	2001	2000	1999

	In thousands, except per share data
Interest income	61,347	64,345	66,165	59,069	38,623
Interest expense	14,088	17,637	28,341	24,508	13,273

Net interest income	47,259	46,708	37,824	34,561	25,350
Provision for loan losses	1,523	3,321	2,903	2,378	2,129
Non-interest income	9,048	9,611	12,785	6,682	2,597
Non-interest expense	40,365	39,826	38,663	29,245	22,403
Merger-related expense	195	—	3,531	—	—

Income before income taxes	14,224	13,172	5,512	9,620	3,415
Income taxes	3,992	2,838	1,577	3,175	1,161

Net income from continuing operations	10,232	10,334	3,935	6,445	2,254
Gain(loss) on sale or winddown of discontinued operations, net of tax	17,252	(276)	(13,994)	—	—
Income (loss) from discontinued operations, net of tax	1,608	2,205	3,050	2,575	3,966

Net income (loss)	$29,092	$12,263	$(7,009)	$9,020	$6,220

Year End
Assets	$1,044,561	$1,031,550	$957,774	$852,289	$635,443
Earning assets	955,179	942,321	842,514	738,466	548,919
Loans, net of allowance for losses	753,248	749,034	654,567	575,142	368,148
Deposits	822,700	840,427	807,086	712,807	567,097
Stockholders’ equity	$96,896	$77,848	$66,826	$73,048	$52,777
Shares outstanding	12,195	12,604	12,553	12,346	10,661
Average
Assets	$1,054,386	$983,510	$916,067	$767,760	$565,064
Earning assets	955,764	893,263	801,462	673,760	495,498
Loans	758,730	711,842	616,159	503,739	331,551
Deposits	845,152	805,958	778,219	672,865	507,894
Stockholders’ equity	$91,895	$70,329	$68,040	$63,472	$48,467
Basic shares outstanding	12,261	12,503	12,464	12,037	11,049
Diluted shares outstanding	12,777	13,049	12,996	12,739	11,736
Per Share Data**
Basic earnings (loss)	$2.37	$0.98	$(0.56)	$0.75	$0.56
Diluted earnings (loss)	2.28	0.94	(0.54)	0.71	0.53
Basic earnings — continuing operations	0.83	0.83	0.32	0.54	0.20
Diluted earnings — continuing operations	0.80	0.79	0.30	0.51	0.19
Book value	7.95	6.18	5.32	5.92	4.95
Cash dividends declared	$0.115	$0.071	$—	$—	$—
Performance Ratios
Return on average assets *	0.98%	0.99%	0.64%	1.18%	0.94%
Return on average shareholders’ equity *	11.29%	13.78%	8.62%	14.22%	10.99%
Average equity to average assets	8.72%	7.15%	7.43%	8.27%	8.58%
Efficiency ratio *	71.51%	71.85%	74.53%	72.00%	76.11%
Leverage ratio	11.40%	8.73%	8.38%	8.83%	8.02%
Net interest margin (non-tax-equivalent)	4.94%	5.23%	4.72%	5.14%	5.21%
Non-interest revenue to total revenue	16.07%	17.07%	25.26%	39.76%	41.98%
Asset Quality
Non-performing assets	$9,457	$3,703	$4,641	$4,657	$2,573
Allowance for loan losses	12,206	11,614	9,765	8,367	5,502
Net charge-offs	931	1,472	1,505	1,670	2,005
Non-performing assets to total assets	0.91%	0.36%	0.48%	0.55%	0.40%
Allowance for loan losses to loans	1.59%	1.53%	1.47%	1.43%	1.47%
Net charge-offs to average loans	0.12%	0.21%	0.24%	0.33%	0.60%

*	Excludes the impact of discontinued operations and merger-related expenses.

**	All per-share data has been adjusted for the 6-for-5 stock split in 2002 and the 10% stock dividends in 2001 and 2000, and the 5-for-2 stock split in 1999.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

      At December 31, 2003, Humboldt had total consolidated assets of $1.045 billion, total net loans of $753 million, total deposits of $823 million and stockholders’ equity of $97 million. For the year ended December 31, 2003, Humboldt reported net income of $29.1 million, or $2.28 per diluted share, and net income from continuing operations of $10.2 million, or $0.80 per diluted share. The gain on discontinued operations of $18.9 million after tax, or $1.48 per diluted share, resulted from the sale of the merchant bankcard operation during the first quarter of 2003 and its operations prior to the sale. The merchant bankcard processing business is discussed in detail below under the heading “Discontinued Operations” and in Note 3 of the Notes to the Consolidated Financial Statements.

      All outstanding and weighted average share amounts presented in this report have been restated to reflect the six-for-five stock split in 2002, the 10% stock dividends in 2001 and 2000, and a five-for-two stock split in 1999.

      2003 was a year of substantive change for Humboldt Bancorp. During the year Humboldt:

•	completed the exit from the merchant bankcard processing business, realizing a $30 million pre-tax gain on the sale, while preserving the employment for over 70 individuals

•	completed the sale or closure of several branches outside of Northern California

•	completed the conversion of our core processing systems to a platform that can support future growth and acquisitions, and

•	entered into a definitive agreement to acquire California Independent Bancorp, parent of Feather River State Bank, closing the transaction on January 6, 2004.

      With the California Independent Bancorp transaction closed, Humboldt’s management is in a position to focus and execute on one business — community banking.

      Ongoing profitability has been negatively impacted by the exit from the merchant bankcard business. However, management believes that the company’s risk profile is substantially improved.

      At the beginning of 2003, liquidity was a management concern due to the pending loss of merchant bankcard deposits. In light of this and concerns about prospects for deterioration in local economic conditions, management took certain actions to reduce potential credit risk. These steps included lowering the Bank’s “hold” position on larger credits and no longer originating loans that were transactional in nature (that is, loans that did not provide for at least some depository relationship). Humboldt also experienced an unprecedented level of payoffs during 2003, as management maintained pricing discipline on long-term fixed rate lending in the face of intense competitive pressures. The net impact was essentially no loan growth for the entire year. The positive side of this is that the net interest margin held up better than expected, at just over 5% for the year on a fully-tax-equivalent basis.

      Credit quality remains a top priority for Humboldt’s management as it focuses on community banking. Non-performing asset levels spiked during the first quarter of 2003 as two large loans — one for expansion of a boutique hotel and the other agriculture-related — were placed on non-accrual. The hotel loan, representing $5.5 million, or 59% of the year-end non-performing loans, was paid off subsequent to December 31, 2003, resulting in a $0.1 million charge-off that will be reported for 2004. Tight controls were maintained on credit quality during 2003. Net charge-offs for 2003 were 12 basis points, down from 21 basis points in 2003. Management believes this is a direct reflection of Humboldt’s focus on credit quality and the continued economic vitality of its market areas.

      Core deposit growth for 2003 exceeded management’s expectations and is a result of actions taken when the decision was made to exit the merchant processing business during the summer of 2002. During 2003, Humboldt lost about $70 million of deposits — mostly non-interest-bearing demand accounts — with the sale of the proprietary bankcard processing operation and termination of ISO sponsorships. Through sales efforts, however, core deposits (non-interest-bearing deposits, savings and money market deposit accounts) grew 23% — nearly $100 million — during the year. This allowed the merchant processing deposits to be replaced in the most economical manner and year-end brokered deposit and borrowing levels to be lower than at year-end 2002. Growth in core deposits will remain a key management focus for 2004.

      The net interest margin, on a fully-tax-equivalent basis, for 2003 was 5.02%, down 29 basis points from 2002. Humboldt remains asset sensitive, although the merger with California Independent Bancorp will dampen slightly that asset sensitivity. With about 50% of the combined loan portfolio tied to the prime rate, and an average cost of deposits of about 1%, management does not expect any margin expansion until the Federal Reserve starts to raise short-term interest rates again.

      Non-interest income for 2003 totaled $9.0 million, a decrease of $0.6 million from 2002. Management has begun replacing the lost merchant bankcard revenue with increased service charge income, principally related to an “overdraft protection privilege” product, and increased revenue related to the sale or brokering of SBA loans. In 2004, management expects significantly increased SBA and mortgage banking revenues. On the mortgage side, the focus will be on leveraging relationships with builders, offering niche products, taking advantage of the strong new housing markets such as Placer County, California, and exploring new delivery channels. Refinancing of residential mortgages is not expected to be a priority.

      The financial results for 2003 do not reflect any recognition of state tax benefits related to the company’s real estate investment trust (“REIT”), due to the recent California Franchise Tax Board announcement on REIT tax strategies. The combined federal and state effective tax rate for continuing and discontinued operations in 2003 was 37.8%. This rate is significantly higher than 2002 due to the change in the REIT benefit and the fact that pretax income was significantly higher as a result of the merchant bankcard gain. Management is currently evaluating options with respect to the voluntary compliance programs available for banks that have claimed a state tax benefit arising from a REIT consent dividend and will make a decision by the compliance deadline of April 15, 2004. Management believes that the benefit taken in 2002 is adequately reserved.

Summary of Critical Accounting Policies

      The SEC defines critical accounting policies as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Humboldt’s significant accounting policies are described in Note 1 in the Notes to the Consolidated Financial Statements. Not all of these accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management believes that the following policies could be considered critical within the SEC’s definition.

Reserves and Contingencies

      Humboldt must manage and control certain inherent risks in the normal course of its business. These include, credit risk, fraud risk, operations and settlement risk, and interest rate risk. Humboldt has established reserves for risk of losses, including loan losses and tax contingencies. The allowance for loan losses represents Humboldt’s estimate of the probable losses that have occurred as of the date of the financial statements, as further described in Note 1 in the Notes to the Consolidated Financial Statements. Management believes that Humboldt has appropriately accrued for tax exposures.

      If Humboldt prevails in a matter for which an accrual has been established or is required to pay an amount exceeding recorded reserves, the financial impact will be reflected in the period in which the matter is resolved.

Derivative Financial Instruments

      Humboldt has a policy that provides for the use of derivative financial instruments to hedge interest rate risk. This policy permits the use of interest rate swap, cap and floor contracts to hedge specific interest rate risk exposures as part of Humboldt’s asset/liability management process. This policy limits the notional amount of total derivative financial instruments to 15% of total assets. Notes 1 and 11 in the Notes to the Consolidated Financial Statements contains additional information on accounting policies related to derivative financial instruments.

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

      Prior to its classification as a discontinued operation, BFS formed three subsidiaries that were not consolidated in the financial statements of BFS or Humboldt. These subsidiaries are commonly referred to as special purpose entities, or SPEs. As of December 31, 2003, only two subsidiaries were not consolidated. Both of the remaining unconsolidated subsidiaries are considered “qualifying” SPEs that were formed for the sole purpose of issuing lease-backed notes to institutional investors. Additional information on these SPEs is provided in Note 3 in the Notes to the Consolidated Financial Statements.

Revenue Recognition

      Humboldt’s primary sources of revenue are interest income from loans and investment securities and, prior to the sale of the merchant bankcard operation in 2003, fees received in connection with providing merchant bankcard processing services. (Merchant bankcard revenue and expenses are classified as discontinued operations in this annual report.) Interest income is recorded on an accrual basis. Note 1 in the Notes to the Consolidated Financial Statements contains an explanation of the process for determining when the accrual of interest income is discontinued on impaired loans and under what circumstances loans are returned to an accruing status. Merchant bankcard revenue was recorded on a cash basis.

      An additional source of revenue for Humboldt is related to the gains recorded in connection with the sale of the guaranteed portion of certain SBA loans for which Humboldt retains the right to service the loans. Recording of such gains involves the use of estimates and assumptions related to the expected life of the loans and future cash flows. Notes 1 and 7 in the Notes to the Consolidated Financial Statements contain additional information regarding Humboldt’s accounting policy for revenue recorded in connection with the sale of loans. SBA loan servicing rights are based upon estimates and are subject to the risk of prepayments and market value fluctuation.

Summary of Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities and, in December 2003, issued Revised Interpretation No. 46 (FIN 46R), Consolidation of Variable Interest Entities, which replaced FIN 46. Variable interest entities are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. We adopted the disclosure provisions of FIN 46 effective December 31, 2002. On December 31, 2003, Humboldt adopted FIN 46R for all existing VIEs. The adoption of FIN 46 and FIN 46R did not have a material effect on our financial statements.

      Historically, issuer trusts that issued trust preferred securities have been consolidated by their parent companies and trust preferred securities have been treated as eligible for Tier 1 capital treatment by bank holding companies under Federal Reserve rules and regulations relating to minority interests in equity accounts of consolidated subsidiaries. Applying the provisions of FIN 46R, Humboldt is no longer permitted to consolidate the issuer trusts, beginning on December 31, 2003. Although the Federal Reserve has stated in its July 2, 2003 Supervisory Letter that trust preferred securities will be treated as Tier 1 capital until notice is given to the contrary, the Supervisory Letter also indicates that the Federal Reserve will review the regulatory implications of any accounting treatment changes and will provide further guidance if necessary or warranted.

      The Bank has investments in two limited partnerships that operate qualified multi-family affordable housing projects and generate tax credits for the Bank. The Bank’s interest in these partnerships was approximately $800,000 at December 31, 2003 and $945,000 at December 31, 2002. The assets and liabilities of these partnerships consist primarily of apartment complexes and related debt. Because the partnership agreements dictate that the properties revert to the general partners at the end of each partnership, among other factors, the Bank continues to account for the investments under the equity method, and therefore the carrying value approximates its underlying equity in the net assets of the partnerships. Additional information regarding investments in limited partnerships is provided in Note 1 of the Notes to the Consolidated Financial Statements.

      In November 2002, the FASB issued FIN 45, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of these recognition provisions will result in recording liabilities associated with certain guarantees provided by the Bank. The disclosure requirements of this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The effect of this Statement on Humboldt’s financial condition and results of operations was not material.

      In July 2002, the FASB issued SFAS No. 146, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This Statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. The effect of this Statement on Humboldt’s financial condition and results of operations was not material.

Income Statement Summary

      For the year ended December 31, 2003, net income was $29.1 million, or $2.28 per diluted share, and net income from continuing operations was $10.2 million, or $0.80 per diluted share. The results of continuing operations produced a return on average assets of 0.97% and a return on average shareholders’ equity of 11.1%.

      For 2002, net income was $12.3 million, or $0.94 per diluted share, and net income from continuing operations was $10.3 million, or $0.79 per diluted share. Humboldt recognized a net loss in 2001 of $7.0 million, or $0.54 per diluted share, and net income from continuing operations of $3.9 million, or $0.30 per diluted share. The loss from discontinued operations for 2001 was related to the wind-down of Humboldt’s leasing subsidiary, and totaled $14.0 million, or $1.07 per diluted share, partially offset by income of $3.1 million, or $0.23 per diluted share, from the discontinued operations of the merchant bankcard processing operation.

Net Interest Income

      Net interest income is the most significant source of Humboldt’s operating income. Net interest income for 2003 totaled $47.3 million, an increase of $0.6 million, or 1%, over 2002. Net interest income for 2002 totaled $46.7 million, an increase of $8.9 million, or 23% over 2001.

      The banking industry uses two key ratios to measure relative profitability of net interest revenue. The net interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities. The interest rate spread ignores the beneficial impact of non-interest bearing deposits and capital, and provides a direct perspective on the effect of market interest rate movements. The net interest margin is defined as net interest income as a percentage of total average earning assets, which includes the positive impact of obtaining a portion of the funding for earning assets with non-interest bearing deposits and capital.

      Table 1 presents, for the years indicated, condensed average balance sheet information for Humboldt, together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities.

Table 1 — Average Rates and Balances

	Year Ended December 31, 2003			Year Ended December 31, 2002			Year Ended December 31, 2001

		Interest	Average		Interest	Average		Interest	Average
	Average	Income or	Yield	Average	Income or	Yield	Average	Income or	Yield
	Balance	Expense	or Rate	Balance	Expense	or Rate	Balance	Expense	or Rate

	(Dollars in thousands)
Interest-earning assets:
Loans and leases(2)	$758,730	$54,328	7.16%	$711,842	$56,010	7.87%	$616,159	$55,971	9.08%
Investment securities:
Taxable securities	143,295	5,290	3.69%	153,025	6,871	4.49%	111,825	7,125	6.37%
Nontaxable securities(1)	29,323	2,228	7.60%	27,293	2,138	7.83%	30,131	2,357	7.82%
Other interest income	24,416	244	1.00%	1,103	39	3.54%	43,347	1,498	3.46%

Total interest-earning assets	955,764	62,090	6.50%	893,263	65,058	7.28%	801,462	66,951	8.35%
Cash and due from banks	44,681			51,787			59,658
Premises and equipment, net	19,652			17,086			19,043
Loan loss allowance	(12,034)			(10,569)			(9,371)
Other assets	46,323			31,943			45,275

Total assets	$1,054,386			$983,510			$916,067

Interest-bearing liabilities:
Interest-bearing checking & savings accounts	$315,235	2,231	0.71%	$306,147	3,362	1.10%	$251,780	6,513	2.59%
Time deposit and IRA accounts	314,044	7,711	2.46%	277,847	10,270	3.70%	341,677	18,690	5.47%
Borrowed funds	94,849	4,146	4.37%	81,218	4,005	4.93%	49,104	3,138	6.39%

Total interest-bearing liabilities	724,128	14,088	1.95%	665,212	17,637	2.65%	642,561	28,341	4.41%

Noninterest-bearing deposits	215,873			221,964			184,762
Other liabilities	22,490			26,005			20,704

Total liabilities	962,491			913,181			848,027
Shareholders’ equity	91,895			70,329			68,040

Total liabilities & shareholders’ equity	$1,054,386			$983,510			$916,067

Net interest income		$48,002			$47,421			$38,610

Net interest spread			4.55%			4.63%			3.94%

Average yield on average interest-earning assets(1)			6.50%			7.28%			8.35%
Interest expense to average interest-earning assets			1.48%			1.97%			3.53%

Net interest margin(3)			5.02%			5.31%			4.82%

(1)	Interest income on tax-exempt securities and loans has been increased by 50% to reflect comparable interest on taxable securities.

(2)	Nonaccrual loans are included in the average balance for loans.

(3)	Net interest margin is computed by dividing net interest income by average total interest-earning assets.

      Humboldt’s fully-taxable-equivalent net interest margin for 2003 was 5.02%, a decrease of 29 basis points from 2002. This decrease is principally attributable to the impact of lower market interest rates, partially offset by growth in outstanding average interest earning assets from 2002 to 2003. Specifically, the yield on Humboldt’s earning assets declined at a greater rate than the cost of interest-bearing liabilities. For example, the average yield on earning assets declined by 78 basis points, while the average cost of interest bearing liabilities declined by 70 basis points. This disparity is due, in part, to downward adjustments on variable rate loans and increased cash flows from loans and investment securities that were reinvested at lower market rates. Humboldt was unable to lower deposit costs commensurately in 2003 because, in some instances, the rates paid are approaching 0%. In addition, the net carrying cost of the $28 million of Junior subordinated debentures issued in September 2003 to fund the cash portion of the January 2004 California Independent Bancorp merger reduced the net interest margin in 2003 by 9 basis points.

      For 2002, the tax-equivalent net interest margin was 5.31%, an increase of 49 basis points over 2001. This was a result of a combination of factors that allowed the cost of interest bearing liabilities to be reduced by 176 basis points, while the yield on average earning assets declined by only 107 basis points. After an evaluation was conducted during the fourth quarter of 2001, management decided to stop offering premium rate certificates of deposit at certain branches that had historically obtained most of their funding by that method. As a result of this change, a substantial portion of the premium rate certificates of deposit did not remain with the Bank after maturity and average certificates of deposit outstanding for 2002 decreased by approximately $64 million, or 19%, from the prior period. This outflow was funded principally by a reduction in federal funds sold from an average outstanding balance of $42 million in 2001 to zero in 2002, and a combination of long and short-term FHLB borrowings. Management also aggressively lowered rates on interest bearing transaction accounts during 2002, resulting in a reduction in the average rate paid by 149 basis points from the prior year, while short-term market rates remained relatively flat until November 2002.

      The reduction in the average yield on earning assets for 2003 and 2002 was partially mitigated by the initiation of a hedging strategy during the first quarter of 2002, proactive management of the Bank’s investment securities portfolio and disciplined loan pricing. The hedging strategy involved utilizing interest rate swap contracts to synthetically convert $50 million of the Bank’s loan portfolio from floating to fixed rates. For 2003 and 2002, interest income on loans reflects $1,211,000 and $695,000, respectively, related to the loan portfolio hedging contracts, resulting in an increase in the average yield on loans of approximately 16 basis points in 2003 and 10 basis points in 2002.

      During the second quarter of 2002, management conducted a comprehensive review of the Bank’s securities portfolio, of which over two-thirds of the investments are mortgage-related (see Note 4 of the Notes to the Consolidated Financial Statements for additional information). This review resulted in the sale of approximately $41 million of securities which management believed would not perform well under the then-expected market rate environment. A like amount of similar securities was purchased to replace those sold, with an increased duration of approximately 3 years, allowing for an improvement in the overall yield on investment securities. The loan pricing discipline utilized by Humboldt includes negotiating for a risk-appropriate rate on all loans, including caps and floors on adjustable rate loans when possible, and using market-based tools to establish target rates on fixed rate loans of three years or more.

      The Federal Reserve lowered the target federal funds rate a record 11 times in 2001, once in 2002 and once again in 2003. These Fed actions reduced the target federal funds rate by 475 basis points over the course of 2001, by another 50 basis points toward the end of 2002, and another 25 basis points, to 1.00%, in June 2003. During the first three quarters of 2001, management did not aggressively lower the offering rates on certificates of deposit or rates paid on interest bearing transaction accounts, given the level of uncertainty with respect to potential customer reaction. As a result, the average cost of interest bearing liabilities declined by only 34 basis points during 2001. As described above, a more aggressive position with respect to deposit rates was adopted during the fourth quarter of 2001 and for all of 2002 and 2003.

      The most significant impact on Humboldt’s net interest income between periods is derived from the interaction of changes in the volume of and rate earned or paid on interest-earning assets and interest-bearing liabilities. The volume of interest-earning assets, primarily loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, when combined with the spread, produces the changes in the net interest income between periods. Table 2 sets forth, for the years indicated, a summary of the changes in net interest income due to changes in average asset and liability balances (volume) and changes in average interest rates (rate). Changes in interest income and expense, which are not attributable specifically to either volume or rate, are allocated proportionately between both variances.

Table 2 — Rate/Volume Analysis

	2003 Compared to 2002			2002 Compared to 2001

	Increase (Decrease) in			Increase (Decrease) in
	Interest Income and Expense			Interest Income and Expense
	Due to Changes in			Due to Changes in

	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in thousands)
Interest income:
Loans and leases	$3,549	$(5,231)	$(1,682)	$8,067	$(8,028)	$39
Investment securities	(372)	(1,119)	(1,491)	2,228	(2,701)	(473)
Other interest income	252	(47)	205	(1,493)	34	(1,459)

Total increase (decrease) in interest income	3,429	(6,397)	(2,968)	8,802	(10,695)	(1,893)
Interest expense:
Interest-bearing checking and savings accounts	97	(1,228)	(1,131)	1,186	(4,337)	(3,151)
Time deposits & IRA accounts	1,212	(3,771)	(2,559)	(3,078)	(5,342)	(8,420)
Borrowed funds	627	(486)	141	1,705	(838)	867

Total increase (decrease) in interest expense	1,936	(5,485)	(3,549)	(187)	(10,517)	(10,704)

Total increase (decrease) in net interest income	$1,493	$(912)	$581	$8,989	$(178)	$8,811

Provision for Loan Losses

      The provision for loan losses was $1.5 million in 2003, compared with $3.3 million in 2002 and $2.9 million in 2001. As a percentage of average outstanding loans, the provision for loan losses recorded for 2003 was 0.20%, a decrease of 27 basis points from 2002 and 2001. Net loan charge-offs as a percentage of average outstanding loans for 2003 were 0.12%, compared with 0.21% for 2002 and 0.24% for 2001.

      The provision for loan losses is based on management’s evaluation of inherent risks in the loan portfolio and a corresponding analysis of the allowance for loan losses. The reduction in net charge-offs and a low level of loan growth in 2003 combined to produce a lower loan loss provision in 2003 as compared to 2002. Even with the lower provision, the allowance for loan losses as a percentage of total loans increased from year-end 2002 to year-end 2003.

      Additional discussion on loan quality and the allowance for loan losses is included in the Asset Quality section of this report. As shown in the Asset Quality discussion, nonperforming loans increased significantly from December 31, 2002 to December 31, 2003. This increase is due to two large loans: one is well secured and the other is substantially supported by government guarantees. Therefore, no significant additional provision was considered necessary as a result of these two loans being classified as nonperforming.

      The increase in the provision for loan losses from 2001 to 2002 was primarily attributed to growth in the loan portfolio and management’s concern about the increased potential for deterioration of real estate values in the Bank’s principal market areas.

Non-interest Income

      Non-interest income represented 13%, 13% and 16% of total revenue for the years ended December 31, 2003, 2002, and 2001, respectively. Total non-interest income for 2003 was $9.0 million, a reduction from the $9.6 million recorded in 2002 and $12.8 million in 2001.

      The lower non-interest income level for 2002 and 2003 reflects reduced ATM fees due to Humboldt’s exit from the ATM funding business during the second quarter of 2002. During the first quarter of 2002, Humboldt conducted an evaluation of the risk-return relationship of ATM funding in light of a $1.4 million pre-tax loss recorded during the fourth quarter 2001 in connection with the theft of ATM cash. Management concluded that alternative uses of the ATM funding cash, such as funding loans, would provide a more acceptable risk-adjusted return. Accordingly, the ATM funding operation was terminated during the third quarter of 2002. Fees related to Humboldt’s ATM funding operation were $-0- in 2003, $825,000 for 2002 and $3.0 million for 2001, respectively.

      Table 3 presents the components of non-interest income for 2003, 2002, and 2001.

Table 3 — Non-interest Income

	Years Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Service charges on deposit accounts	$3,476	$3,030	$3,521
Net gain on sale of loans	2,199	2,172	1,269
Fees for customer services	1,300	387	863
Loan broker fees	858	488	1,086
Earnings on life insurance	773	814	875
ATM funding income	—	825	2,983
Loan servicing fees	95	(413)	363
Lease residuals and rentals	26	405	832
Net investment securities (loss)/gain	(137)	887	206
All other	458	1,016	787

Total non-interest income	$9,048	$9,611	$12,785

      With the exit from the merchant bankcard processing business, service charges and fees on deposit accounts has become Humboldt’s largest source of non-interest income. Total deposit service charges and fees for 2003 were $3.5 million, as compared with $3.0 million in 2002 and $3.5 million in 2001. The increase in service charges in 2003 is principally attributable to Humboldt’s introduction of a new overdraft privilege feature for certain consumer transaction accounts, resulting in increased overdraft charges.

      Net gains on the sale of loans totaled $2.2 million, $2.2 million and $1.3 million for years ended December 31, 2003, 2002, and 2001 respectively. Loans sold include residential mortgage, SBA and USDA loans. Gains on the sale of $82 million of residential real estate loans accounted for $1.4 million of the gains recognized in 2003, compared with $0.8 million of gains on the sale of $73 million of residential loans in 2002, and $0.9 million of gains on the sale of $100 million of residential loans in 2001. During the third quarter of 2002, the Bank sold its residential mortgage loan servicing portfolio to a third party for cash consideration of $2.4 million. The Bank recognized a loss, net of selling-related costs, of approximately $259,000 in connection with this sale. Subsequent to the sale, the Bank adopted a program whereby the residential mortgage loans are sold on a “servicing released” basis, in exchange for a cash fee.

      The Bank generally sells the guaranteed portion of SBA and USDA loans and retains the servicing, with the capitalized value of the servicing asset included as part of the gain on sale. A total of $14 million of SBA and USDA loans were sold during 2003 and a net gain of $0.8 million was recognized, compared with $24 million sold in 2002 at a gain of $1.4 million, and a net gain of $0.4 million on the sale of $14 million of

SBA loans in 2001. Humboldt Bank was ranked 6th in terms of lending production in the SBA’s Sacramento District for the 2003 fiscal year. A valuation allowance of approximately $600,000 was recorded during the fourth quarter of 2002 based on the fair value of the SBA/ USDA servicing asset. During 2003, $52,000 of this impairment adjustment was recovered.

      During 2003, Humboldt recognized $137,000 in losses on the sale of $7.6 million of securities. This compares with gains of $887,000 (on sales of $80.7 million) recorded for 2002 and gains of $206,000 (on sales of $26.3 million) for 2001.

      In the fourth quarter of 2003, the Bank’s Fresno (California) branch was sold for a net loss of $39 thousand. The Bank’s branch facilities in Loleta and Willow Creek (California) were sold in 2002 and an aggregate loss of $130,000 was recognized. The Loleta branch was permanently closed and customer accounts transferred to the Fortuna branch. The sale of the Willow Creek facility included a leaseback of a portion of the building, which continues to serve as a branch office. During 2001, a building that served as the administrative office for Capitol Thrift & Loan was sold as the operation was being consolidated. A gain of $615,000 was recognized in connection with the sale.

Non-Interest Expense

      Total non-interest expense for 2003 was $40.6 million, an increase of $0.7 million, or 2%, from 2002. For 2002 as compared to 2001, non-interest expense decreased $2.4 million, or 6%. Table 4 presents the components of non-interest expense for the years ended December 31, 2003, 2002 and 2001.

Table 4 — Non-interest Expense

	Years Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Salaries and employee benefits	$22,094	$19,984	$20,123
Net occupancy and equipment expense	6,252	6,107	5,395
Professional and other outside services	2,410	3,678	2,509
Stationery, supplies and postage	1,592	1,455	1,483
Communications	925	874	827
Travel	822	611	466
Advertising and business development	1,207	739	658
Amortization of core deposit intangible	436	503	876
Data processing and ATM fees	578	801	874
Merger related expenses	195	—	3,531
All other	4,049	5,074	5,452

Total non-interest expenses	$40,560	$39,826	$42,194

      Salaries and employee benefits increased $2.1 million in 2003 as compared to 2002. Compensation expense for 2003 includes $634,000 of stock-based compensation expense (under SFAS No. 123) and $570,000 of expense related to severance agreements for two regional executives who were terminated. From 2001 to 2002, salaries and employee benefits declined by $0.1 million, as increased healthcare insurance costs and merit increases were offset by staffing reductions realized through completion of the Tehama merger integration and bank charter consolidation initiative.

      Net occupancy and equipment expense was virtually unchanged in 2003 as compared to 2002, the result of the sale or closure of branch facilities, offset by increased depreciation expense associated with Humboldt’s new core branch accounting and processing system, which was implemented in June 2003. In 2002, net occupancy and equipment expense increased by $712,000, or 13%, over 2001. This increase is principally attributable to premises and equipment related expenses associated with Humboldt’s operations center facility in Eureka, California. This facility, and related equipment assets, was placed into service during the first and second quarters of 2001 and, consequently, a full year of expense was recognized in 2002.

      Professional and other outside services expense declined by $1.3 million in 2003, as compared to 2002. This was due to bringing the company’s outside legal counsel on staff at the end of 2002, along with unusually high professional fees in 2002. For 2002, professional fees totaled $3.7 million, an increase of $1.2 million, or 47%, over 2001. The 2002 increase in professional fees was primarily due to several initiatives and legal and accounting matters which are not expected to recur: the formation of HB Investment Trust, the bank charter consolidation initiative, the planned sale of the merchant processing division, the restatement of Humboldt’s financial results for 1999 through 2001, and the ATM-related litigation that was settled during the fourth quarter of 2002.

      Included in all other expenses for 2001 is a $1.4 million loss related to the theft of ATM cash. Humboldt is continuing to pursue recovery of this loss through two insurance policy claims.

      During the first quarter of 2001, Humboldt incurred $3.5 million of expenses in connection with the completion and integration of the merger with Tehama Bancorp. Table 5 sets forth the major components of the 2001 merger-related charge, along with expenses incurred in 2003 in connection with the merger with California Independent Bancorp, which was completed in January 2004.

Table 5 — Merger-Related Expenses

	2003	2002	2001

	(Dollars in thousands)
Professional fees	$118	$—	$1,664
Severance and related expenses	—	—	655
Fixed asset disposals	—	—	441
System conversions	69	—	262
Other	8	—	509

Total merger-related expenses	$195	$—	$3,531

Income Taxes

      Humboldt’s effective income tax rate as a percentage of pre-tax income from continuing operations for 2003 was 28.1%, as compared to 21.5% in 2002 and 28.6% in 2001. The effective tax rates were below the expected statutory federal rate of 34.0% and the state franchise tax rate of 7.1% (net of the federal benefit), principally because of exemptions for Enterprise Zone loans for state tax purposes, exemptions for municipal obligations for federal purposes, low income housing tax credits, bank owned life insurance and other permanent differences. The decrease in the effective tax rate during 2002 was due in part to a reduction in the state franchise tax resulting from the formation of and contribution of assets to HB Investment Trust, a real estate investment trust (“REIT”) subsidiary of the Bank. The REIT was formed in December 2001 in order to provide flexibility with raising capital to support growth and began to recognize state tax benefits during the second quarter of 2002.

      The increase in the effective tax rate in 2003 is principally attributable to the potential elimination of state tax benefits associated with the REIT. At the end of 2003 the California Franchise Tax Board announced that it will not recognize certain state tax benefits claimed by REIT taxpayers using tax strategies similar to that being used by Humboldt. As a result, Humboldt did not record any state tax benefits associated with the REIT for 2003. Humboldt believes that it is adequately reserved for the tax benefit recognized during 2002 and expects to defend its use of the structure.

Balance Sheet Overview

      Total assets at December 31, 2003 were $1.04 billion, an increase of $12 million, or 1%, from the $1.03 billion at December 31, 2002. From December 31, 2001 to December 31, 2002 total assets grew $73 million, or 8%. Loans grew by $5 million and $96 million, respectively, over those two years.

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

      Humboldt’s investment securities portfolio is managed based on a “total return” concept, which takes into consideration the yield on individual securities and the market value appreciation under various interest rate scenarios at specified future time horizons. The portfolio has, historically, been comprised principally of mortgage-related securities (generally about two-thirds of the total) and bank-qualified municipal obligations. The mortgage-related securities include both pooled mortgage-backed issues and high-quality CMO structures, with an average duration of 2.2 years. These mortgage-related securities provide yield spread to US Treasury or Agency securities; however, the cash flows arising from them can be volatile (even in the best structures) due to refinancing of the underlying mortgage loans. The historically low mortgage interest rates experienced during 2002 and 2003 resulted in the acceleration of cash flows from the mortgage-related securities, which were then reinvested in similar securities at current market rates. The structure of most of the mortgage-related securities provides for minimal extension risk in the event of increased market rates.

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

      Equity securities at December 31, 2003 consisted principally of money market mutual funds. Humboldt did not have any corporate debt obligations as of December 31, 2003. Other securities at December 31, 2002 included a $3 million Class-C lease-backed obligation issued by an affiliate of Bancorp Financial Services, Inc. in March 2000. That security was sold in the third quarter of 2003 and a loss of $358,000 was recognized on the sale.

      At December 31, 2003, the fair value of Humboldt’s investment securities totaled $162 million, a decrease of $14 million, or 8%, from the prior year-end. All investment securities were classified as “available for sale” at December 31, 2003 and 2002. The difference between the fair value and amortized cost is recorded, net of tax, in the Other Comprehensive Income section of stockholders’ equity. Table 6 provides information regarding the maturity structure of Humboldt’s investment portfolio at December 31, 2003, 2002 and 2001.

Table 6 — Investment Securities Composition*

	December 31, 2003			December 31, 2002			December 31, 2001

		Approx.			Approx.			Approx.
	Amortized	Market	%	Amortized	Market	%	Amortized	Market
	Cost	Value	Yield	Cost	Value	Yield	Cost	Value	% Yield

	(Dollars in thousands)
U.S. Treasury and agencies:
Three months or less	$—	$—		$—	$—		$1,000	$1,008	6.17%
Three to twelve months	1,017	1,031	3.19%	16,714	16,734	1.54%	—	—
One to three years	238	251	4.26%	1,044	1,072	3.19%	1,525	1,560	4.27%
Three to five years	11,423	11,419	3.36%	544	562	3.62%	247	244	4.27%
Five to fifteen years	—	—		546	558	3.83%
Collateralized mortgage obligations (CMO) and mortgage-backed securities (MBS):
Three months or less	—	—		—	—		656	658	5.78%
Three to twelve months	15,124	15,447	4.18%	—	—		21,547	21,910	5.17%
One to three years	—	—		—	—		37,682	38,155	5.51%
Three to five years	7,556	7,869	4.79%	5,967	6,212	5.83%	45,892	45,439	5.19%
Five to fifteen years	36,941	37,635	3.77%	96,746	99,199	3.55%	21,434	21,227	6.29%
Over fifteen years	52,480	52,188	4.05%	17,896	18,108	4.51%	3,627	3,327	7.26%
Obligations of political subdivisions:
Three months or less	190	191	8.91%	—	—		720	720	8.27%
Three to twelve months	757	773	7.54%	593	604	7.73%	1,047	1,068	8.96%
One to three years	1,512	1,582	7.27%	3,064	3,180	8.05%	2,289	2,409	9.02%
Three to five years	757	801	7.27%	1,320	1,416	7.02%	3,220	3,281	7.35%
Five to fifteen years	29,345	31,151	7.15%	21,936	23,573	7.73%	18,692	19,362	8.29%
Over fifteen years	976	1,048	7.92%	1,482	1,594	8.02%	3,304	3,342	8.09%
Corporate debt & other securities:
One to three years	—	—		3,031	2,911	0.00%	—	—
Three to five years	—	—		—	—		6,931	6,611	10.34%
Five to fifteen years	—	—		—	—		569	577	6.36%
Over fifteen years	—	—		—	—		625	625	7.80%
Equity securities	513	513	0.50%	29	29	0.89%	950	950	5.00%

Total securities	$158,829	$161,899	4.63%	$170,912	$175,752	3.95%	$171,957	$172,473	6.16%

*	Weighted average yields are stated on a federal tax-equivalent basis of 34%, and have been annualized, where appropriate.

Loans

      Total loans at December 31, 2003 were $765 million, an increase of $5 million, or 1%, over the prior year end. On an average basis, total loans outstanding during 2003 were $759 million, an increase of $47 million, or 7%, over 2002. Robust economic conditions in Humboldt’s principal market areas, some of which are among the fastest-growing areas in the state of California, led to the strong loan growth experienced during 2002. In 2003, however, with loan demand still high, management consciously sought to limit loan growth, primarily due to liquidity concerns related to the expected loss of approximately $70 million of core deposits in connection with the exit from the merchant bankcard business. To rein in loan growth, Humboldt stopped purchasing loan participations and lowered its “hold” position on loans participated to other banks, discontinued originating “transactional” commercial loans (i.e., those with no ongoing customer deposit relationship), and maintained its credit and pricing discipline on potential loans in the face of competitive pressures for long-term fixed rate loans.

      Humboldt’s loan portfolio consists of commercial and agricultural real estate, residential real estate, commercial and industrial, and consumer loans. While no specific industry concentration is considered significant, Humboldt’s lending operations are dependent on the local economy. Accordingly, a downturn in the regional economy could adversely impact Humboldt’s borrowers. This could, in turn, reduce the demand for loans, adversely impact the borrowers’ abilities to repay their loans and cause collateral values to decline.

      Table 7 presents the composition of Humboldt’s loan portfolio at the dates indicated.

Table 7 — Loan Portfolio Composition

	As of December 31,

	2003		2002		2001		2000		1999

Type of Loan	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

	(Dollars in thousands)
Real estate secured loans:
Construction	$128,375	17.04%	$129,075	17.26%	$65,021	9.97%	$43,597	7.58%	$31,153	8.46%
Residential	104,253	13.84%	108,031	14.13%	109,559	16.80%	108,411	18.85%	80,596	21.89%
Commercial and agricultural	344,514	45.74%	329,365	46.00%	316,571	48.54%	273,047	47.47%	125,702	34.15%

Total real estate loans	577,142	76.62%	566,471	77.39%	491,151	75.31%	425,055	73.90%	237,451	64.50%
Commercial	135,736	18.02%	131,587	16.26%	103,421	15.86%	80,508	14.00%	63,940	17.37%
Lease financing	2,067	0.27%	2,387	0.32%	4,633	0.71%	15,818	2.75%	23,414	6.36%
Installment and Other	52,954	7.03%	62,651	7.91%	64,394	9.87%	63,601	11.06%	49,822	13.53%

Total loans	767,899	101.94%	763,096	101.88%	663,599	101.75%	584,982	101.71%	374,627	101.76%
Less:
Deferred loan fees	(2,445)	—0.32%	(2,448)	—0.33%	(1,621)	—0.25%	(1,473)	—0.26%	(977)	—0.27%
Allowance loan losses	(12,206)	—1.62%	(11,614)	—1.55%	(9,765)	—1.50%	(8,367)	—1.45%	(5,502)	—1.49%

Loans receivable, net	$753,248	100.00%	$749,034	100.00%	$652,213	100.00%	$575,142	100.00%	$368,148	100.00%

      Humboldt’s real estate loans are generally secured by property in Humboldt’s primary market areas. At December 31, 2003, the most significant components of the commercial real estate portfolio were office/retail (3.6%) and lodging (3.4%). As of December 31, 2003, Humboldt’s 20 largest credit relationships consisted of loans and loan commitments ranging from $5.9 million to $16.9 million, with an aggregate total credit exposure of $127.6 million. Management believes that these credits have been underwritten in an appropriate manner and structured to minimize Humboldt’s potential exposure to loss. Additional detail on the composition of Humboldt’s loan portfolio as of December 31, 2003 is presented in Table 8:

Table 8 — Loan Concentrations

	December 31, 2003

Type of Loan	Amount	Percentage

	(Dollars in thousands)
Construction loans:
Acquisition and land development	$64,637	8.44%
Commercial	44,037	5.75%
Residential	14,047	1.84%
Lot loans	5,654	0.75%

Total construction loans	128,375	16.78%
Other real estate loans:
Non-farm, non-residential property	340,188	44.44%
1 to 4 family residential — 1st liens	25,191	3.29%
1 to 4 family residential — Jr. liens	56,434	7.37%
Multi-family residential	20,271	2.65%
Farmland	6,683	0.87%

Total real estate-secured loans	577,142	75.40%
Commercial and industrial loans	122,347	15.98%
Agricultural loans	13,389	1.75%
Installment loans:
Automobiles	40,402	5.28%
Other	4,009	0.52%
Other consumer loans	8,165	1.07%

Total loans	$765,454	100.00%

      Table 9 presents the maturity distribution of Humboldt’s commercial and construction loan portfolios and the sensitivity of those loans to changes in interest rates as of December 31, 2003.

Table 9 — Maturities and Sensitivities of Loans to Changes in Interest Rates

					Loans Over One Year
	By Maturity				By Rate Sensitivity

	One Year	One through	Over Five		Fixed	Floating
	or Less	Five Years	Years	Total	Rate	Rate

	(Dollars in thousands)
Commercial	$113,967	$17,753	$4,016	$135,736	$14,964	$6,805
Real estate — construction	127,634	478	264	128,376	344	398

Total	$241,601	$18,231	$4,280	$264,112	$15,308	$7,203

Loan Servicing

      During 2002, Humboldt conducted a comprehensive review of its mortgage lending and servicing operations. As a result of this review, which analyzed the revenue and expense associated with servicing, a decision was made to discontinue the practice of selling residential mortgage loans with the servicing retained and to originate and sell all conforming loans on a servicing-released basis. In connection with this evaluation, the servicing rights associated with approximately $260 million of residential mortgage loans were sold during the third quarter of 2002 for cash consideration. A pre-tax loss of $259,000 was recognized in connection with this transaction. As of December 31, 2003 and 2002, Humboldt had no servicing rights asset associated with residential mortgage loans.

      Humboldt sells the guaranteed portion of most Small Business Administration (“SBA”) and U.S. Department of Agriculture (“USDA”) loans it originates to institutional investors. However, it retains the servicing on these loans in order to generate ongoing revenues and to retain local customer relationships. During the fourth quarter of 2002, Humboldt recorded an impairment valuation reserve of approximately $600,000 in connection the SBA servicing rights asset. During 2003, $52,000 of this impairment adjustment was recovered. The carrying value of the asset was $652,000 at December 31, 2003 and $716,000 as of December 31, 2002.

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

Asset Quality and Non-Performing Assets

      Humboldt manages asset quality and controls credit risk through diversification of the loan portfolio and the application of policies designed to promote sound underwriting and loan monitoring practices. Humboldt’s loan administration function is charged with monitoring asset quality, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures across the Bank. The provision for loan losses charged to earnings is based upon management’s judgment of the amount necessary to maintain the allowance at a level adequate to absorb probable losses. The amount of provision charge is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of loan portfolio quality, general economic conditions that can impact the value of collateral, and other trends. The evaluation of these factors is performed by the Bank’s Credit Administration Department through an analysis of the adequacy of the allowance for loan losses. Reviews of non-performing, past due loans and larger credits, designed to identify potential charges to the allowance for loan losses, as well as determine the adequacy of the allowance, are conducted on a quarterly basis. These reviews are performed by an independent third party and Bank staff, and consider such factors as the financial strength of borrowers, the value of the applicable collateral, loan loss experience, anticipated loan losses, growth in the loan portfolio, prevailing and anticipated economic conditions and other factors. There were no significant changes in the estimation methods and assumptions used to determine the adequacy of the allowance for loan losses during 2003 or 2002. Additional information regarding the methodology used in determining the adequacy of the allowance for loan losses is contained in Part I of this report in the section titled Lending and Credit Functions.

      Non-performing loans, which include nonaccrual loans and accruing loans past due over 90 days totaled $9.4 million, or 1.22% of total loans, at December 31, 2003, as compared to $3.6 million, or 0.48% of total loans, at December 31, 2002. Non-performing assets, which include non-performing loans and foreclosed real estate, totaled $9.5 million, or 0.91% of total assets as of December 31, 2003, compared with $3.7 million, or 0.36% of total assets as of December 31, 2002. Non performing asset levels increased substantially during the first quarter of 2003 as two large loans — one for expansion of a boutique hotel and the other agriculture related — were placed on non accrual. The hotel loan, representing $5.5 million, or 59% of the year-end non-performing loans, was paid off subsequent to December 31, 2003, resulting in a $0.1 million charge-off that will be reported in 2004.

      Loans and leases, including impaired loans and leases, are classified as nonaccrual if collection of principal or interest is considered doubtful, generally if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans and leases are well-secured and in the process of collection. When a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed against current interest income. Depending on management’s evaluation of the borrower and loan collateral, interest on a nonaccrual loan may be recognized on a cash basis as payments are received. Loans made to facilitate the sale of other real estate are made on terms comparable to loans of similar risk. There were no commitments to lend additional funds to customers whose loans were on nonaccrual status at December 31, 2003. Table 10 summarizes Humboldt non-performing assets for each of the last five years.

Table 10 — Non-Performing Assets

	As of December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Loans on nonaccrual status	$9,265	$3,054	$2,915	$1,434	$1,518
Loans past due 90 days or more and accruing	104	561	1,560	2,373	899
Restructured loans	—	—	—	—	—

Total nonperforming loans	9,369	3,615	4,475	3,807	2,417
Other real estate owned	88	88	166	850	156

Total nonperforming assets	$9,457	$3,703	$4,641	$4,657	$2,573

Allowance for loan losses	$12,206	$11,614	$9,765	$8,367	$5,502
Asset quality ratios:
Non-performing assets to total assets	0.91%	0.36%	0.48%	0.55%	0.40%
Non-performing loans to total loans	1.22%	0.48%	0.67%	0.65%	0.65%
Allowance for loan losses to total loans	1.59%	1.53%	1.47%	1.43%	1.47%
Allowance for loan losses to total non-performing loans	130%	321%	218%	220%	228%

      The increase in non-performing loans from December 31, 2002 to December 31, 2003 is principally attributable to loans to two borrowers totaling $7.6 million being placed on non-accrual status, partially offset by one loan for $1.3 million that was classified as non-accrual as of December 31, 2002 but was paid in full during the first quarter of 2003. One of the two loans placed on non-accrual status is for the construction of a boutique hotel and had a balance of $5.5 million as of December 31, 2003. This loan, representing 59% of the year-end non-performing loans, was paid off subsequent to December 31, 2003, resulting in a $0.1 million charge-off that will be reported for 2004. The other relationship placed on non-accrual status included various loans totaling $2.1 million to an agriculture-related business, approximately 90% of which are backed by government guarantees. In all, approximately $2.2 million of the non-performing loans were backed by government guarantees.

      At December 31, 2003, Humboldt had approximately $10.3 million of loans that were not classified as non-performing but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans. These loans were identified through the loan review process described above that provides for assignment of a risk rating based on a nine-grade scale. Based on the evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation, management does not anticipate any significant losses related to these loans. These loans are subject to continuing management attention and are considered in the determination of the allowance for loan losses. A decline in the economic conditions in Humboldt’s market areas or other factors could adversely impact individual borrowers or the loan portfolio in general. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual or transferred to other real estate owned in the future.

Allowance for Loan Losses

      The allowance for loan losses (“ALL”) totaled $12.2 million, $11.6 million, and $9.8 million as of December 31, 2003, 2002 and 2001, respectively. As a percentage of total loans, the ALL was 1.59%, 1.53%, and 1.47% at December 31, 2003, 2002 and 2001 respectively. The ALL as a percentage of non-performing loans as of December 31, 2003, 2002, and 2001 was 130%, 321%, and 218%, respectively.

      Table 11 provides a summary of activity in the ALL by type of loan for the years indicated:

Table 11 — Summary of Loan Loss Experience

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Balance at beginning of year	$11,614	$9,765	$8,367	$5,502	$5,136
Loans charged off:
Real Estate	(491)	(50)	(33)	(65)	(67)
Commercial	(419)	(941)	(264)	(287)	(1,307)
Consumer	(279)	(641)	(534)	(28)	(30)
Lease financing	(38)	(254)	(905)	(837)	(148)
Credit card and other	(117)	(261)	(181)	(701)	(963)

Total loans charged off	(1,344)	(2,147)	(1,917)	(1,918)	(2,515)
Recoveries:
Real Estate	117	31	11	19	98
Commercial	21	168	95	57	96
Consumer	222	267	105	6	5
Lease financing	12	154	144	7	9
Credit card and other	41	55	57	159	302

Total recoveries	413	675	412	248	510

Net charge-offs	(931)	(1,472)	(1,505)	(1,670)	(2,005)
Changes incident to mergers	—	—	—	2,000	—
Provision charged to operations	1,523	3,321	2,903	2,535	2,371

Balance at end of year	$12,206	$11,614	$9,765	$8,367	$5,502

Ratio of net charge-offs to average loans	0.12%	0.21%	0.24%	0.33%	0.60%
Ratio of provision to average loans	0.20%	0.47%	0.47%	0.50%	0.72%
Average loans	$758,730	$711,842	$616,159	$503,739	$331,551

      Management believes that the ALL at December 31, 2003 is sufficient to absorb losses inherent in the loan portfolio as of that date based on the best information available. This assessment, based in part on the low level of net charge-offs and loan growth in 2003 and a detailed review of the quality of the loan portfolio, involves uncertainty and judgment; therefore, the adequacy of the ALL cannot be determined with precision and may be subject to change in future periods. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan losses in future periods if the results of their review warrant.

Deposits

      Total deposits were $823 million at December 31, 2003, a decrease of $18 million, or 2% from the prior year end. Average total deposits for 2003 were $845 million, an increase of $39 million, or 5%, over 2002.

      Average demand deposit accounts were $216 million for 2003, a decrease of $6 million, or 3%, from 2002. As expected at the end of 2002, Humboldt lost approximately $70 million of core deposits — mostly non-interest-bearing demand accounts — subsequent to the sale of the proprietary merchant processing operation and termination of ISO sponsorships during 2003. Strong sales efforts, however, resulted in the replacement of all of those deposits in the most economical manner — with other core deposit accounts — by the end of the year.

      Average time deposits for 2003 were $204 million, as compared with $252 million for 2002, a decrease of $48 million, or 19%. Table 12 sets forth the scheduled maturities of time deposits of $100,000 and greater at December 31, 2003.

Table 12 — Maturities of Time Deposits of $100,000 and Greater

(Dollars in thousands)
Three months or less	$24,708
Three months to six months	23,941
Six months to one year	16,325
Over one year	28,187

Total time deposits of $100,000 or greater	$93,161

      As of December 31, 2003, Humboldt had $67 million of brokered certificates of deposit outstanding, most of which mature in less than one year. One brokered issuance, in the amount of $10 million, matures in June 2010. This deposit, which bears a fixed rate of 4.70%, was paired with an interest rate swap to effectively convert the rate to LIBOR plus 7 basis points on a variable basis. The certificate of deposit is callable at the Bank’s option and the swap is callable by the counterparty. Management expects that brokered certificates of deposit will be used from time to time in the future as an alternative source of funding.

      Table 13 sets forth the scheduled maturities of brokered certificates of deposit outstanding at December 31, 2003.

Table 13 — Maturities of Brokered Certificates of Deposit

(Dollars in thousands)
Three months or less	$27,135
Three months to six months	29,962
Six months to one year	—
Over one year	9,923

Total brokered certificates of deposit	$67,020

Other Borrowings

      At December 31, 2003, the Bank was a shareholder in the Federal Home Loan Bank of San Francisco (“FHLB”). Through this affiliation, advances secured by investment securities and residential mortgage loans totaling $59 million were outstanding as of year-end 2003 at rates comparable to time deposits or overnight federal funds. Management expects continued use of FHLB advances as a source of short and long-term funding. The FHLB advances outstanding at December 31, 2003 had fixed interest rates ranging from 1.11% to 7.44%. Approximately $27 million, or 45%, of the FHLB advances mature prior to December 31, 2004, and $57 million, or 95%, mature prior to December 31, 2005. Additional information regarding FHLB advances is provided in Note 9 of the Notes to the Consolidated Financial Statements.

      Humboldt had $48.6 million of junior subordinated debentures outstanding at December 31, 2003 and $20.8 million at December 31, 2002. The junior subordinated debentures were issued to special-purpose subsidiaries of Humboldt. Those special purpose subsidiaries simultaneously issued trust preferred securities with identical terms totaling $47.1 million. Table 14 presents information about Humboldt’s junior subordinated debentures.

Table 14 — Junior Subordinated Debentures

Issue Date	Amount	Rate		Maturity Date	Call Date

	(Dollars in thousands)
March 2000	$5,310	10.875%		March 2030	March 2010
February 2001	5,155	10.200%		February 2031	February 2011
December 2002	10,310	Floating	*	December 2031	December 2006
September 2003	27,836	6.75	%**	September 2033	September 2008

*	Floating rate at three-month LIBOR plus 360 basis points.

**	Fixed rate for five years, then floating at three-month LIBOR plus 295 basis points.

      The $10 million floating rate junior subordinated debentures issued in December 2002 have effectively been converted to an 8.42% fixed rate liability through the use of an interest rate swap transaction. See the Quantitative and Qualitative Disclosures about Market Risk section of this discussion for further information on interest rate swaps.

      As of December 31, 2003, $30 million of the junior subordinated debentures outstanding qualified as Tier I capital for regulatory purposes. Additional information regarding the terms of the junior subordinated debentures is provided in Note 10 of the Notes to the Consolidated Financial Statements.

      Humboldt had, as of December 31, 2003 and 2002, an obligation in the amount of approximately $1.2 million that is structured so the sole source of repayment (of principal and interest) is cash flows arising out of retained interest assets related to certain lease-backed securitizations. Since the retained interest assets were written-off during the second quarter of 2001, this liability will eventually be recovered as a gain either as cash flows are received in connection with the retained interests and passed to the lender, or when it is determined that the cash flows from retained interests will not be sufficient to repay the debt.

Liquidity and Cash Flow

      The objective of Humboldt’s liquidity management is to maintain the Bank’s ability to meet the day-to-day cash flow requirements of its customers who either wish to withdraw funds or require funds to meet their credit needs. Humboldt must manage its liquidity position to meet the needs of its customers while maintaining an appropriate balance between assets and liabilities to meet the return on investment expectations of its shareholders. Humboldt monitors the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. In addition to liquidity from core deposits and repayments and maturities of loans and investments, the Bank can utilize established credit lines, sell securities under agreements to repurchase, secure FHLB advances or purchase overnight federal funds. Following is a summary of Humboldt’s contractual obligations extending beyond one year from December 31, 2003:

Table 15 — Long-Term Contractual Obligations

	Less than	1 thru 3	3 thru 5	More than
	1 Year	Years	Years	5 Years	Total

	(Dollars in thousands)
Borrowed funds	$27,396	$31,165	$1,000	$1,736	$61,297
Junior subordinated debentures	—	—	—	48,611	48,611
Operating leases	1,139	2,458	2,309	1,577	7,483
Capital leases	—	—	—	—	—
Purchase obligations	—	—	—	—	—
Other long-term liabilities	317	704	635	2,274	3,930

Total contractual obligations	$28,852	$34,327	$3,944	$54,198	$121,321

      Not included in the table above is a $3.4 million liability for deferred compensation agreements, which will be paid subsequent to the termination of the respective executives’ or directors’ employment with Humboldt. This liability is included in other liabilities in the consolidated balance sheet as of December 31, 2003.

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

      As disclosed in Humboldt’s Consolidated Statements of Cash Flows, net cash provided by operating activities was approximately $12 million during 2003. The major source of cash provided by operating activities was net income, partially offset by the decrease in interest payable and other liabilities. Net cash used in investing activities of $8 million consisted primarily of a net increase in federal funds sold of $26 million and securities purchases of $75 million funded largely by sales, maturities and pay downs of securities of $85 million. The $7 million of net cash used in financing activities consisted primarily of an $18 million net increase in deposits, a net increase in borrowings of $8 million and $11 million used to repurchase common stock, largely offset by the $28 million proceeds from the issuance of junior subordinated debentures.

      As of December 31, 2003, the Bank had $29 million in available federal funds lines of credit and approximately $68 million in secured borrowing availability from the FHLB. Humboldt Bancorp had borrowing availability of $1.25 million under a line of credit with an unaffiliated commercial bank as of December 31, 2003. An additional line of credit with a borrowing limit of $8.0 million was put in place in January 2004.

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

Commitments to extend credit, credit card arrangements, and standby letters of credit as of December 31, 2003 were approximately $189 million, $16 million and $2 million respectively.

      Management expects the Bank’s and Humboldt’s liquidity positions to remain satisfactory during 2004. Management expects that wholesale funding sources, including brokered certificates of deposit, will be used from time to time on a short-term basis to meet liquidity needs.

Capital Resources

      Stockholders’ equity at December 31, 2003 was $97 million, an increase of $19 million, or 24%, from December 31, 2002. The increase in stockholders’ equity during 2003 was principally due to the retention of $27.7 million, or approximately 95% of net income for the year, partially offset by $11 million of common stock repurchases. Book value per share as of December 31, 2003 was $7.95; tangible book value per share was $7.53.

      The Board of Governors of the Federal Reserve System has in place guidelines for risk-based capital requirements applicable to U.S. banks and bank holding companies. These risk-based capital guidelines take into consideration risk factors, as defined by regulators, associated with various categories of assets, both on and off the balance sheet. Under the guidelines, capital strength is measured in two tiers, which are used in conjunction with risk-adjusted assets to determine the risk-based capital ratios. The guidelines require an 8% total risk-based capital ratio, of which 4% must be Tier I capital. Humboldt’s Tier I capital, which consists of stockholders’ equity and qualifying trust-preferred securities, less other comprehensive income, goodwill and deposit-based intangibles, totaled $119 million at December 31, 2003. Tier II capital components include all, or a portion of, the allowance for loan losses and subordinated debt. The total of Tier I capital plus Tier II capital components is referred to as Total Risk-based Capital, and was $148 million at December 31, 2003. The percentage ratios, as calculated under the guidelines, were 13.06% and 16.21% for Tier I and Total Risk-based Capital, respectively, at December 31, 2003. A minimum leverage ratio is required in addition to the risk-based capital standards and is defined as period-end stockholders’ equity and qualifying trust preferred securities, less other comprehensive income, goodwill and deposit-based intangibles, divided by average assets as adjusted for goodwill and other intangible assets.

      Although a minimum leverage ratio of 4% is required for the highest-rated bank holding companies which are not undertaking significant expansion programs, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio greater than 4% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve Board. The Federal Reserve Board uses the leverage and risk-based capital ratios to assess capital adequacy of banks and bank holding companies. Humboldt’s leverage ratios at December 31, 2003 and 2002 were 11.40%, and 8.73%, respectively.

      Humboldt initiated the payment of a quarterly cash dividend in June 2002 and paid total cash dividends of $1,406,000 during 2003 and $886,000 in 2002. Any decision to pay cash dividends in the future will be based on Humboldt’s results of operations, growth expectations, financial condition, regulatory constraints and other factors considered important by the Board of Directors.

      At December 31, 2003, all three of the capital ratios of the Bank exceeded the minimum ratios required at December 31, 2003 as defined by federal regulation. Management monitors these ratios to ensure that the Bank remains within regulatory guidelines. Further information regarding the actual and required capital ratios of Humboldt and the Bank is provided in Note 20 in the Notes to the Consolidated Financial Statements.

      On February 6, 2002, Humboldt announced a common stock repurchase program that authorized the repurchase of up to 600,000 shares of common stock in open market or private transactions. Additionally, on July 17, 2002, Humboldt announced a second common stock repurchase program that authorized repurchase of up to 1.2 million shares of common stock in open market or private transactions. Table 16 below presents the number of shares repurchased and average price paid during 2002 and 2003:

Table 16 — Shares Repurchased

		Average
	Shares	Price
	Repurchased	Paid

2002:
1st quarter	254,640	$8.31
2nd quarter	84,480	10.95
3rd quarter	86,040	13.37
4th quarter	9,000	10.91

Full year 2002	434,160	$9.88

2003:
1st quarter	366,426	11.90
2nd quarter	497,501	13.14
3rd quarter	10,000	13.94
4th quarter	—	—

Full year 2003	873,927	$12.63

      Both of the repurchase programs may be modified, suspended or terminated at any time without notice. The extent to which Humboldt repurchases its shares and the timing of such purchases will depend upon market conditions and other corporate considerations.

Quantitative and Qualitative Disclosures about Market Risk

      The absolute level and volatility of interest rates can have a significant impact on Humboldt’s profitability. The objective of interest rate risk management is to identify and manage the sensitivity of net interest income to changing interest rates to achieve Humboldt’s overall financial objectives. Based on economic conditions, asset quality and various other considerations, management establishes tolerance ranges for interest rate sensitivity and manages within these ranges. Humboldt’s net interest income and the fair value of its financial instruments are influenced by changes in the level of interest rates. Humboldt manages its exposure to fluctuations in interest rates through policies established by Asset/ Liability Management Committee (“ALCO”). The ALCO meets at least quarterly and has responsibility for developing asset/ liability management policy, formulating and implementing strategies to improve balance sheet positioning and/or earnings and reviewing interest rate sensitivity. The Board of Directors reviews and approves the asset/liability management policy on an annual basis and reviews the results of the interest rate risk analyses prepared for the ALCO.

      Management utilizes an interest rate simulation model to estimate the sensitivity of net interest income to changes in market interest rates. Such estimates are based upon a number of assumptions for each scenario, including the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments. Interest rate sensitivity is a function of the repricing characteristics of Humboldt’s interest earning assets and interest bearing liabilities. These repricing characteristics are the time frames within which the interest bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable timeframe, thereby minimizing the impact of interest rate changes on net interest income. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in Humboldt’s current portfolio that are subject to repricing at various time horizons: immediate, one to three months, four to twelve months, one to five years, over five years, and on a cumulative basis. The differences are known as interest sensitivity gaps. Table 17 sets forth interest sensitivity gaps for these different intervals as of December 31, 2003.

Table 17 — Interest Sensitivity Gap

	Sensitive to Rate Changes Within

	0 to 3	4 to 12	1 to 5	Over 5	Non-Rate-
	Months	Months	Years	Years	Sensitive	Total

	(Dollars in thousands)
Earning Assets:
Loans	$356,298	$182,740	$201,589	$24,827	$—	$765,454
Investment securities	13,911	35,597	85,105	27,286	—	161,899
Other interest-earning assets	26,365	—	—	—	—	26,365
Non-interest-earning assets	—	—	—	—	90,843	90,843

Total assets	$396,574	$218,337	$286,694	$52,113	$90,843	$1,044,561
Interest-Bearing Liabilities:
Interest-bearing deposits	$86,526	$198,468	$62,583	$308,894	$—	$656,471
Borrowed funds	10,812	16,220	32,371	1,894	—	61,297
Junior subordinated debentures	—	—	10,310	38,301	—	48,611
Non-interest-bearing liabilities and equity	—	—	—	—	278,182	278,182

Total liabilities and equity	$97,338	$214,688	$105,264	$349,089	$278,182	$1,044,561
Interest rate swap contracts	(70,000)	—	60,000	10,000	—	—

Interest rate sensitivity gap	$229,236	$3,649	$241,430	$(286,976)	$(187,339)	$—

Cumulative interest rate sensitivity gap	$229,236	$232,885	$474,315	$187,339	$—

Cumulative gap to total earning assets	22%	22%	45%	18%

      As shown in the preceding table, during the first year 64% of all interest earning assets will reprice, compared with 41% of interest bearing liabilities. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly, while the timing of repricing for both the asset and the liability remains the same, thus impacting net interest income. This characteristic is referred to as basis risk and generally relates to the possibility that the repricing characteristics of short-term assets tied to Humboldt’s prime lending rate are different from those of short-term funding sources such as certificates of deposit. Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities that are not reflected in the interest rate sensitivity analysis. These prepayments may have significant impact on Humboldt’s net interest margin. Because of these factors, an interest sensitivity gap analysis may not provide an accurate assessment of Humboldt’s exposure to changes in interest rates.

      Humboldt utilizes an interest rate simulation model to monitor and evaluate the impact of changing interest rates on net interest income. The estimated impact on Humboldt’s net interest income over a time horizon of one year as of December 31, 2003 is indicated in Table 18. The interest rate simulation assumes a parallel and sustained shift in market interest rates ratably over a twelve month period and no change in the composition or size of Humboldt’s balance sheet. For example, the “up 200 basis points” scenario is based on a theoretical increase in market rates of 16.7 basis points per month for twelve months. In addition, the simulation includes the impact of the $70 million in interest rate swap contracts that are described below.

Table 18 — Interest Rate Simulation

	Increase (Decrease) in Net Interest	Percentage
Scenario	Income from Base Scenario	Change

	(Dollars in thousands)
Up 200 basis points	$1,966	4.5%
Up 100 basis points	979	2.2%
Down 100 basis points	(1,103)	-2.5%

      Based on the simulation model, net income is expected to increase slightly when rates increase and shrink somewhat when rates fall. This is because of the concentration of variable-rate and short-term loans in Humboldt’s portfolio. However, there can be no assurance that fluctuations in interest rates will not have a material adverse impact on Humboldt.

      The preceding interest rate sensitivity analysis does not represent a forecast by Humboldt and should not be relied on as being indicative of future operating results. These hypothetical estimates are based on numerous assumptions including the nature and timing of interest rate levels including yield curve shape, repayments on loans and securities, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows, and others. While assumptions are developed based upon current economic and local market conditions. Humboldt cannot make any assurance as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to prepayment and refinancing levels deviating from those assumed, the varying impact on adjustable rate assets of interest rate change caps and floors, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. Furthermore, the sensitivity analysis does not reflect actions that the ALCO might take in responding to or anticipating changes in interest rates.

      To assist in achieving a desired level of interest rate sensitivity, Humboldt has entered into off-balance sheet contracts that are considered derivative financial instruments. Derivative financial instruments can be a cost- and capital-effective means of modifying the repricing characteristics of on-balance-sheet assets and liabilities. The following table presents Humboldt’s derivative contracts as of December 31, 2003:

Issue	Notional			Rate				Hedged
Date	Amount	Rate Paid		Received		Maturity Date	Hedge Type	Instrument	Fair Value

	(Dollars in thousands)
January 2002	$25,000	4.00%	(1)	6.72%	(4)	January 2005	Cash Flow	Loans	$632
July 2002	25,000	4.00%	(2)	6.30%	(4)	July 2005	Cash Flow	Loans	647
December 2002	10,000	1.24%	(3)	4.70%	(4)	June 2010	Fair Value	Callable CD	(21)
December 2001	10,000	8.42%	(4)	4.77%	(5)	December 2006	Cash Flow	Trust Preferred	(573)

Total interest rate swaps	$70,000								$685

(1)	Variable rate based on prime.

(2)	Variable rate based on prime.

(3)	Variable rate based on 3 month LIBOR + 7 basis points.

(4)	Fixed rate.

(5)	Variable rate based on 3 month LIBOR + 3.6%, not to exceed 12.50%.

      Additional information about derivative instruments is provided in Note 11 of the Notes to the Consolidated Financial Statements.

      Humboldt records all derivative financial instruments at fair value on the balance sheet. Humboldt’s derivative financial instruments are classified as either fair value or cash flow hedges. Fair value hedges recognize currently in earnings both the impact of the change in the fair value of the derivative financial instrument and the offsetting impact of the change in the fair value of the hedged asset or liability. The change in the fair value of cash flow hedges is recognized in other comprehensive income to the extent that the derivative meets the value correlation requirements for being considered a “highly effective” hedge. Management expects that all derivative contracts will meet the requirements for classification as “highly effective” for the term of each contract.

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

Impact of Inflation, Deflation and Changing Prices

      A financial institution’s asset and liability structure is substantially different from that of an industrial firm in that primarily all assets and liabilities of a bank are monetary in nature, with relatively little investments in fixed assets or inventories. Inflation has an important impact on the growth of total assets and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio. Management believes that the impact of inflation on financial results depends on Humboldt’s ability to react to changes in interest rates and, by such reaction, reduce the inflationary impact on performance. Humboldt has an asset/liability management program which attempts to manage interest rate sensitivity. In addition, periodic reviews of banking services and products are conducted to adjust pricing in view of current and expected costs.

      With the continued economic weakness experienced by the U.S. economy during 2002 and 2003 and historically low market interest rates, the potential for a deflationary economic environment has been publicized. During a period of deflation, prices fall and real short-term interest rates are negative, and consumers and businesses generally tend to defer purchases of goods and services waiting for prices to fall further, which can exacerbate recessionary conditions. A deflationary economic environment would adversely impact financial institutions, including Humboldt, through the decline in demand for additional loans, contraction of the net interest margin and potentially higher loan losses. The Federal Reserve Bank has indicated that deflation is unlikely and that, if deflation were detected, swift action would be taken to stimulate spending and the economy.

Discontinued Operations

Merchant Bankcard Services

      In 1993, Humboldt established a merchant credit and debit card processing operation (“Merchant Bankcard Services”). From 1993 through 2003, the operation has grown steadily both in volume and scope of activities. In general, Merchant Bankcard Services’ operations involve collecting funds for, and crediting the accounts of, merchants for sales of merchandise and services to credit and debit card customers. Merchant Bankcard Services specializes in providing processing for first time merchants and small- to medium-sized merchants in the retail, telephone, mail order and Internet commerce industries. Merchant Bankcard Services included processing for merchant accounts owned by Humboldt (the “Proprietary Portfolio”) and sponsorship processing for merchant accounts owned by Independent Sales Organizations (“ISO Portfolio”).

      During the second quarter of 2002, Humboldt conducted a strategic review of its Merchant Bankcard Services and the risks and rewards associated with the business in general. The review concluded that Humboldt’s long-term stockholder value would be maximized by reducing the Company’s overall risk profile through the strategic sale of its Merchant Bankcard Services and refocusing efforts on community banking. On March 13, 2003, the Bank completed the sale of the Proprietary Portfolio to an affiliate of First National Bank Holding Company called Humboldt Merchant Services, LP for $32 million in cash. The Bank recognized a $29.8 million gain on the sale ($17.3 million after tax). At closing, Humboldt Merchant Services, LP assumed all liability for transactions processed on or before the closing date. Accordingly, the Bank no longer has an exposure to losses related to the Proprietary Portfolio.

      Humboldt continued to provide sponsorship processing under several existing ISO agreements during the remainder of 2003. As of December 31, 2003, substantially all of Humboldt’s processing under ISO agreements had ceased and, as a result, the Merchant Bankcard Processing results for 2003 (including the gain recognized in connection with the sale of the Proprietary Portfolio) and all prior period shown in this report were reclassified as a discontinued operation in accordance generally accepted accounting principles.

      Humboldt’s final ISO processing agreement terminated on January 28, 2004. All of Humboldt’s ISO agreements provide for full indemnification of Humboldt for any and all losses, damages or liabilities arising from ISO merchants (including legal defense costs).

Bancorp Financial Services, Inc.

      During the first quarter of 2001, Humboldt’s Board of Directors completed a strategic review of Bancorp Financial Services, Inc. (“BFS”), which principally acquired and serviced small ticket leases on a nationwide basis. This review was initiated in response to a number of factors, including future capital needs of BFS to support its growth and reliance upon the lease-backed securities market for liquidity. As a result of this review, Humboldt adopted a plan to discontinue the operations of BFS. This plan included the immediate termination of all lease and loan acquisition activities. In connection with the wind-down plan, Humboldt recognized a loss on discontinued operations, net of tax, of $13.5 million during the second quarter of 2001. This loss included a $14.0 million wind-down charge, the major components of which are summarized below:

(Dollars in thousands)
Write-off of retained interests and servicing assets	$11,798
Provision for loan and lease losses	4,679
Lease and loan market value adjustments	1,580
Professional fees	470
Other	1,315

Total before tax effect	19,842
Income tax effect	(5,848)

Total wind-down expense	$13,994

      During the second quarter of 2002, the remaining employees of BFS were terminated and operations ceased. A loss on discontinued operations of $276,000, net of tax, was recorded during the second quarter of 2002. No other gain or loss on discontinued operations was recorded during 2002 or 2003. The operating results of BFS are included, net of tax, in the income statement as loss from discontinued operations.

      As of December 31, 2003, BFS had total assets of $643,000, which included cash of $206,000 and deferred tax assets of $425,000. Total liabilities as of December 31, 2003 were $699,000, and included security deposits of $685,000 and other liabilities of $14,000. These amounts are recorded net in other assets as of December 31, 2003.

      As of December 31, 2003 and 2002, Humboldt Bancorp had a liability in the amount of $1,165,000 recorded in connection with a loan from an unaffiliated third party that was arranged in connection with the sale of certain Class C lease-backed notes during the first quarter of 2002. The loan is secured by the retained interest assets of two securitizations issued by subsidiaries of BFS, and the loan agreement provides that any repayment of principal or interest is limited to cash flows arising from the retained interest assets. In the event no cash flows are received from the retained interests, Humboldt has no further obligation under the terms of the loan agreement and will recognize a pre-tax gain for the carrying amount of the loan. Since the retained interest assets were written off in 2001, Humboldt expects to recognize a minimum recovery equal to the loan amount in the future as retained interest cash flows are received. Humboldt expects the recovery will be recognized during 2005 and 2006.

      In conducting its business, BFS formed three subsidiaries that are considered Special Purpose Entities or “SPEs.” These subsidiaries were formed in accordance with legal requirements and were, at formation, not subject to consolidation on the financial statements of BFS.

      Note 3 of the Notes to the Consolidated Financial Statements contains additional information regarding discontinued operations.

The change in the method of accounting for stock options will continue to reduce our net income and earnings per share.

      In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation, an Amendment of SFAS No. 123, in an effort to encourage the recognition of compensation expense for the issuance of stock options. Humboldt adopted SFAS No. 148 effective January 1, 2003 using the prospective application method. Under this method, compensation expense and the related tax benefit associated with stock option grants issued on or after January 1, 2003 has been recognized in the income statement. The unvested portion of stock option grants issued before January 1, 2003 will continue to be accounted for under APB No. 25.

      The adoption of SFAS No. 148 has reduced, and is expected to continue to reduce, Humboldt’s net income and earnings per share as, over time, a larger proportion of Humboldt’s stock-based compensation will fall under SFAS No. 123, as opposed to APB No. 25. The future amount of this reduction is dependent upon a number of factors, including the number of options granted and certain variables used in determining the “fair value” of each option granted under the “Black-Scholes” model. These variables include the volatility of Humboldt’s stock price, Humboldt’s dividend yield, market interest rates and the expected life of the options. The actual compensation ultimately realized by option holders is determined at the time of exercise based on the differential between the option exercise price and the current market value of Humboldt stock.

      The historical cost of options granted, although not recognized in the income statement in years prior to 2003, is presented in Note 1 of the Notes to the Consolidated Financial Statements and is calculated in the same manner as if such expense were recognized in the income statement in accordance with SFAS No. 148.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Information regarding this item is provided under the heading “Quantitative and Qualitative Disclosures of Market Risk” contained in Management’s Discussion and Analysis (Item 7).

Item 8.	Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Humboldt Bancorp and Subsidiaries:

      We have audited the accompanying consolidated balance sheets of Humboldt Bancorp and Subsidiaries (the Company) as of December 31, 2003, and 2002, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the three years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Humboldt Bancorp and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the three years ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation, under the prospective method of adoption as of January 1, 2003.

/s/ KPMG LLP

Sacramento, California

January 29, 2004

HUMBOLDT BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002

	(Dollars in thousands)
ASSETS
Cash and due from banks	$31,596	$35,156
Interest-bearing deposits in other banks	—	202
Federal funds sold	26,365	—
Investment securities available for sale, at fair value	161,899	175,752
Loans	765,454	760,648
Allowance for loan losses	12,206	11,614

Net loans	753,248	749,034
Premises and equipment, net	19,872	16,593
Accrued interest receivable and other assets	51,581	55,438

Total Assets	$1,044,561	$1,032,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest-bearing	$166,229	$227,406
Interest-bearing	656,471	613,021

Total deposits	822,700	840,427
Accrued interest payable and other liabilities	15,057	23,827
Borrowed funds	61,297	69,298
Junior subordinated debentures	48,611	20,775

Total Liabilities	947,665	954,327
Stockholders’ Equity
Preferred Stock, no par value; 20,000,000 shares authorized, no shares issued and outstanding in 2003 and 2002	—	—
Common stock, no par value; 100,000,000 shares authorized, 12,194,646 shares in 2003 and 12,604,157 shares in 2002 issued and outstanding	58,900	66,345
Retained earnings	35,789	8,103
Accumulated other comprehensive income	2,207	3,400

Total Stockholders’ Equity	96,896	77,848

Total Liabilities and Stockholders’ Equity	$1,044,561	$1,032,175

The accompanying notes are an integral part of these consolidated financial statements.

HUMBOLDT BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

	(Dollars in thousands)
Interest Income
Interest and fees on loans	$54,328	$56,010	$55,971
Interest and dividends on investment securities
Taxable	5,290	6,871	7,125
Exempt from federal income tax	1,485	1,425	1,571
Other interest income	244	39	1,498

Total Interest Income	61,347	64,345	66,165
Interest Expense
Interest on deposits	9,942	13,632	25,203
Interest on borrowed funds	4,146	4,005	3,138

Total Interest Expense	14,088	17,637	28,341

Net Interest Income	47,259	46,708	37,824
Provision for loan losses	1,523	3,321	2,903

Net Interest Income After Provision for Loan Losses	45,736	43,387	34,921
Non-Interest Income
Fees and other income	3,510	3,522	7,789
Service charges on deposit accounts	3,476	3,030	3,521
Net gain on sale of loans	2,199	2,172	1,269
Net investment securities (loss) gain	(137)	887	206

Total Non-Interest Income	9,048	9,611	12,785
Non-Interest Expenses
Salaries and employee benefits	22,094	19,984	20,123
Net occupancy and equipment expense	6,252	6,107	5,395
Merger related expenses	195	—	3,531
Other expenses	12,019	13,735	13,145

Total Non-Interest Expenses	40,560	39,826	42,194

Income Before Income Taxes	14,224	13,172	5,512
Provision for income taxes	3,992	2,838	1,577

Net Income From Continuing Operations	10,232	10,334	3,935
Gain (loss) on sale or winddown of discontinued operations, net of tax (Note 3)	17,252	(276)	(13,994)
Income from discontinued operations, net of tax (Note 3)	1,608	2,205	3,050

Net Income (Loss)	$29,092	$12,263	$(7,009)

Earnings (Loss) per Share — Basic:
Continuing operations	$0.83	$0.83	$0.32
Discontinued operations	1.54	0.15	(0.88)

Net Income (Loss)	$2.37	$0.98	$(0.56)

Earnings (Loss) per Share — Diluted:
Continuing operations	$0.80	$0.79	$0.30
Discontinued operations	1.48	0.15	(0.84)

Net Income (Loss)	$2.28	$0.94	$(0.54)

The accompanying notes are an integral part of these consolidated financial statements.

HUMBOLDT BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002, and 2001

					Accumulated
		Common Stock			Other
	Comprehensive			Retained	Comprehensive
	Income (loss)	Shares	Amount	Earnings	Income	Total

	(Dollars in thousands)
Balance, December 31, 2000		9,352,311	$58,295	$12,472	$1,072	$71,839
10% stock dividend		938,374	8,719	(8,719)
Dissenters’ payments		(18,133)	(220)			(220)
Fractional shares purchased				(9)		(9)
Shares issued in connection with various employee and director plans including tax benefits		188,244	665			665
Comprehensive income:
Net (loss)	$(7,009)			(7,009)		(7,009)
Other comprehensive loss, net of tax:
Unrealized holding (losses) on securities available-for-sale arising during the year, net of taxes of $369 and reclassification adjustments	(684)				(684)	(684)

Total comprehensive income (loss)	$(7,693)

Balance, December 31, 2001		10,460,796	$67,459	$(3,265)	$388	$64,582
6-for-5 stock split		2,092,159
Fractional shares purchased				(9)		(9)
Shares repurchased		(434,160)	(4,289)			(4,289)
Shares issued in connection with various employee and director plans including tax benefits		485,362	3,175			3,175
Cash dividend declared				(886)		(886)
Comprehensive income:
Net income	$12,263			12,263		12,263
Other comprehensive income, net of tax:
Unrealized holding gains on securities available-for-sale arising during the year, net of taxes of $1,108 and reclassification adjustments	3,012				3,012	3,012

Total comprehensive income	$15,275

Balance, December 31, 2002		12,604,157	$66,345	$8,103	$3,400	$77,848
Shares repurchased		(873,927)	(11,037)			(11,037)
Shares issued in connection with various employee and director plans including tax benefits		464,416	2,958			2,958
Stock-based compensation under SFAS No. 148			634			634
Cash dividends declared				(1,406)		(1,406)
Comprehensive income:
Net income	$29,092			29,092		29,092
Other comprehensive loss, net of tax:
Unrealized holding (losses) on securities available-for-sale arising during the year, net of taxes of $979 and reclassification adjustments	(1,193)				(1,193)	(1,193)

Total comprehensive income	$27,899

Balance, December 31, 2003		12,194,646	$58,900	$35,789	$2,207	$96,896

The accompanying notes are an integral part of these consolidated financial statements.

HUMBOLDT BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2003, 2002, and 2001

	2003	2002	2001

	(Dollars in thousands)
Operating Activities
Net income (loss)	$29,092	$12,263	$(7,009)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discontinued operations	(18,860)	(1,929)	10,944
Stock-based compensation, net of tax	456	47	—
Provision for loan losses	1,523	3,321	2,903
Depreciation and amortization	6,569	5,456	4,087
Loss (gain) on sale of investments	137	(887)	(206)
Decrease in loans held for sale	—	—	373
Decrease (increase) in interest receivable and other assets	3,894	(257)	(13,382)
(Decrease) increase in interest payable and other liabilities	(8,592)	2,288	5,785
Net gain on sale of loans	(2,199)	(2,172)	(1,269)

Net cash provided by operating activities	12,020	18,130	2,226
Investing Activities
Net increase (decrease) in interest-bearing deposits with banks	202	718	(749)
Net (increase) decrease in federal funds sold	(26,365)	—	13,000
Proceeds from maturities and sales of investment securities available for sale	85,054	106,173	63,645
Proceeds from maturities of investment securities held to maturity	—	—	14,707
Purchases of investment securities available for sale	(75,324)	(112,325)	(111,318)
Purchases of investment securities held to maturity	—	—	(465)
Net increase in loans	(3,538)	(93,444)	(81,432)
Purchases of premises and equipment	(6,792)	(1,804)	(3,999)
Proceeds from sale of discontinued operations, net of tax	18,560	—	—
Investing activities related to discontinued operations	—	6,000	(10,095)
Proceeds from the sale of foreclosed real estate and other assets	—	2,071	995

Net cash used in investing activities	(8,203)	(92,611)	(115,711)
Financing Activities
Net (decrease) increase in deposits	(17,727)	33,341	94,279
Net (decrease) increase in borrowed funds	(8,001)	23,738	(1,790)
Cash dividends on common stock	(1,406)	(886)	—
Repurchase of common stock	(11,037)	(4,289)	—
Proceeds from issuance of junior subordinated debentures	27,836	—	15,000
Proceeds from issuance of common stock	2,958	3,175	665
Cash payments for fractional shares and dissenters	—	(9)	(229)

Net cash (used in) provided by financing activities	(7,377)	55,070	107,925

Net decrease in cash and due from banks	(3,560)	(19,411)	(5,560)
Cash and due from banks at beginning of year	35,156	54,567	60,127

Cash and due from banks at end of year	$31,596	$35,156	$54,567

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$14,420	$17,679	$28,596
Cash paid during the year for income taxes	17,450	2,500	4,541
Non-cash transactions:
Unrealized holding (losses) gains on securities and interest rate swaps	(2,172)	4,077	806
Deferred income taxes on unrealized holding (losses) gains on securities and interest rate swaps swaps	(979)	1,305	273
Loans transferred to foreclosed real estate	—	391	480
Tax benefit from non-qualifying dispositions of stock from options exercised	477	1,034	196

The accompanying notes are an integral part of these consolidated financial statements.

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

Note 1 — Significant Accounting Policies

      Business: Humboldt Bancorp (“Humboldt”) is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, Humboldt Bank (“Bank”). During 2002, Humboldt merged its Tehama Bank, Capitol Valley Bank and Capitol Thrift & Loan subsidiaries into Humboldt Bank. There were no purchase accounting adjustments made in connection with this charter consolidation. Humboldt and the Bank are subject to regulation, supervision and regular examination by the Federal Reserve Bank, the California Department of Financial Institutions and the Federal Deposit Insurance Corporation. The regulations of these agencies govern most aspects of the Bank’s business. The accounting and reporting policies of Humboldt Bancorp and Subsidiaries conform with accounting principles generally accepted in the United States of America. In addition, certain 2002 and 2001 amounts have been reclassified to conform to the 2003 presentation format. These reclassifications had no impact on net income.

      Principles of Consolidation: The consolidated financial statements include the accounts of Humboldt and its wholly owned subsidiaries. All material inter-company accounts and transactions have been eliminated.

      Nature of Operations: The Bank provides general commercial banking services at 19 locations located throughout Northern California. These banking services include accepting deposit accounts (demand, time and savings), and making secured and unsecured loans to businesses and individuals. Other significant business operations of Humboldt included merchant credit card transaction processing for businesses throughout the United States (see Note 3 — Discontinued Operations).

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

      Investment Securities: Securities are classified as held-to-maturity if Humboldt has both the intent and ability to hold those debt securities to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the effective interest method over their contractual lives. Humboldt did not have any securities classified as held to maturity at December 31, 2003 or 2002.

      Securities are classified as available-for-sale if Humboldt intends to hold those debt securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available-for-sale are carried at fair value. Unrealized holding gains or losses are included in other comprehensive income as a separate component of stockholders’ equity, net of tax. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Unrealized losses due to fluctuations in the fair value of securities held to maturity or available for sale are recognized through earnings when it is determined that an other than temporary decline in value has occurred. Premiums and discounts are amortized or accreted over the life of the related investment security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Humboldt’s investment policy does not permit management to purchase securities for trading unless the purchase has been pre-approved by the Board of Directors. No securities were classified as trading securities during 2003 or 2002.

      Loans Held for Sale: Humboldt sells or transfers loans, including the guaranteed portion of Small Business Administration (“SBA”) and Department of Agriculture (“USDA”) loans (with servicing re-

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tained) for cash proceeds equal to the principal amount of loans, as adjusted to yield interest to the investor based upon the current market rates. Humboldt records an asset representing the right to service loans for others when it sells a loan and retains the servicing rights. The carrying value of loans is allocated between the loan and the servicing rights, based on their relative fair values. The fair value of servicing rights is estimated by discounting estimated future cash flows from servicing using discount rates that approximate current market rates and using estimated prepayment rates. The servicing rights are carried at the lower of cost or market and are amortized in proportion to, and over the period of, the estimated net servicing income, assuming prepayments.

      For purposes of evaluating and measuring impairment, servicing rights are based on a discounted cash flow methodology, current prepayment speeds and market discount rate. Any impairment is measured as the amount by which the carrying value of servicing rights for a stratum exceeds its fair value.

      A premium over the adjusted carrying value is received upon the sale of the guaranteed portion of an SBA or USDA loan. Humboldt’s investment in an SBA or USDA loan is allocated among the sold and retained portions of the loan based on the relative fair value of each portion at the time of loan origination, adjusted for payments and other activities. Because the portion retained does not carry an SBA or USDA guarantee, part of the gain recognized on the sold portion of the loan may be deferred and amortized as a yield enhancement on the retained portion in order to obtain a market equivalent yield.

      Loans held for sale are recorded at the lower of cost or market determined on an aggregate basis. Humboldt had no loans held for sale as of December 31, 2003 and 2002 respectively.

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

      Allowance for Loan Losses: The allowance is maintained at a level which, in the opinion of management, is adequate to absorb probable losses inherent in the loan portfolio. Management determines the adequacy of the allowance based upon reviews of individual loans, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and other relevant factors. The allowance is based on estimates, and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Loans and leases deemed uncollectible are charged to the allowance. Provisions for losses, and recoveries on loans and leases previously charged off, are added to the allowance.

      Loans are considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Allowances on impaired loans are established based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, for collateral-dependent loans, on the fair value of the collateral less estimated selling costs. Cash receipts on impaired loans are used to reduce principal.

      Income Recognition on Impaired and Nonaccrual Loans: Loans, including impaired loans, are classified as nonaccrual if collection of principal or interest is considered doubtful — generally if they are past due as to maturity or payment of principal or interest for a period of more than 90 days — unless such loans are well-secured and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charged off, the loan is classified as nonaccrual. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

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

      Merchant Bankcard Processing: Merchant Bankcard revenue was based on the volume of transactions processed and was recorded on a cash basis (see Note 3 — Discontinued Operations).

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

      Other Real Estate Owned: Other real estate owned represents real estate which Humboldt has taken control of in partial or full satisfaction of loans. At the time of foreclosure, other real estate owned is recorded at the lower of the carrying amount of the loan or fair value less costs to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at date of acquisition are charged to the allowance for loan losses. After foreclosure, management periodically performs valuations and the real estate is carried at the lower of their new cost basis or fair value net of estimated costs to sell. Revenue and expenses from operations and subsequent adjustments to the carrying amount of the property are included in other non-interest expenses in the consolidated statements of income.

      In some instances, Humboldt makes loans to facilitate the sales of other real estate owned. Management reviews all sales for which it is the lending institution for compliance with sales treatment under provisions established by SFAS No. 66, Accounting for Sales of Real Estate.

      Intangible Assets: Intangible assets, which are included in other assets, are comprised of goodwill and core deposit intangibles acquired in business combinations. Humboldt has adopted Statement of Financial Accounting Standards No. 141, Business Combinations, and SFAS No. 142, Accounting for Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized after 2001, but instead be periodically evaluated for impairment in accordance with SFAS No. 144, Accounting for Impairment or disposal of Long-Lived Assets.

      Intangible assets with definite useful lives are required to be amortized to their estimated residual values over their respective estimated useful lives, and also reviewed for impairment. Upon adoption of SFAS No. 142, any goodwill and any intangible asset determined to have an indefinite useful life acquired in a purchase business combination ceased to be amortized, and is periodically evaluated for impairment in accordance with the appropriate accounting literature. In connection with its adoption of SFAS No. 141 and No. 142, Humboldt was required to reassess the useful lives and residual values of all such intangible assets

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and make any necessary amortization period adjustments by the end of the first interim period and recognize any impairment loss measured as of the date of adoption as the cumulative effect of a change in accounting principle in the period. Humboldt did not have any transitional impairment losses.

      The following table summarizes Humboldt’s goodwill and core deposit intangible assets as of December 31, 2002 and 2003:

Goodwill & Core Deposit Intangibles

	December 31,			December 31,
	2002	Additions	Reductions	2003

	(Dollars in thousands)
Goodwill	$3,957	$—	$—	$3,957
Accumulated amortization	(263)	—	—	(263)

Net	$3,694	$—	$—	$3,694

Core deposit intangibles	$6,069	$—	$—	$6,069
Accumulated amortization	(4,267)	—	(370)	(4,637)

Net	$1,802	$—	$(370)	$1,432

      Amortization of core deposit intangibles is included in other non-interest expense in the Consolidated Statements of Income.

      At December 31, 2003, the estimated annual amortization of core deposit intangibles for the next five years, in thousands of dollars, is $297,000, $297,000, $249,000, $225,000, and $220,000 respectively. The weighted average remaining amortization period for core deposit intangibles is 5.5 years.

      Goodwill is tested for impairment annually at December 31 and more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value.

      Impairment of Long-Lived Assets: The company adopted SFAS No. 144 on January 1, 2002. The adoption of Statement 144 did not affect Humboldt’s financial statements.

      In accordance with SFAS No. 144, long-lived assets, such as premises and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent that the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

      Derivative Financial Instruments: All derivative instruments (including certain derivative instruments embedded in other contracts) are recognized in the consolidated balance sheet at fair value. Humboldt’s policy dictates that the accounting treatment for gains or losses from changes in the derivative instrument’s fair value is contingent on whether the derivative instrument qualifies as a hedge. On the date Humboldt enters into a derivative contract, Humboldt designates the derivative instrument as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), or (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). For a fair value hedge, changes in the fair value of the

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period net income. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that the hedge is effective, are recorded (net of tax) in other comprehensive income within stockholders’ equity, and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts net income. For free-standing derivative instruments, changes in the fair values are reported in current period net income. Humboldt formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking any hedge transaction. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. Humboldt also formally assesses, both at the inception of the hedge and on an ongoing basis, whether the derivative instruments used are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that the derivative instrument is not highly effective as a hedge, hedge accounting is discontinued.

      Investments in Limited Partnerships: Humboldt owns approximately 99% interests in two limited partnerships that own and operate affordable housing projects. Investment in these projects serves as an element of the Bank’s compliance with the Community Reinvestment Act and provides tax benefits in the form of deductions for operating losses and tax credits. The tax credits may be used to reduce taxes currently payable or may be carried back one year or forward twenty years to recapture or reduce taxes. The partnership agreements dictate that the properties revert to the general partners at the end of each partnership, which results in Humboldt not being the primary beneficial interest holder. Therefore, the Bank uses the equity method of accounting for the partnerships’ operating results; tax credits are recorded in the years they become available to reduce income taxes. The total assets of these two partnerships consist primarily of multi-family housing and amounted to $3.8 million as of December 31, 2003. The Bank’s total exposure to loss is limited to its investment of $800,000 as of December 31, 2003.

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

      Earnings Per Share: Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock dividends and splits. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Included in the denominator is the dilutive effect of stock options, warrants and unvested (“restricted”) stock, computed under the treasury stock method.

      Off-Balance-Sheet Financial Instruments: In the ordinary course of business, the Bank issues commitments to extend credit, commitments under credit card arrangements and standby letters of credit. These financial instruments are described more fully in Note 19 — Commitments and Contingent Liabilities.

      Cash and Equivalents: For the purpose of presentation in the Consolidated Statement of Cash Flows, cash and cash equivalents include cash, balances due from banks and certificates of deposit with maturity

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dates of 90 days or less. Cash and due from banks includes amounts the Bank is required to maintain to meet certain average reserve and compensating balance requirements of the Federal Reserve Bank. The total requirements at December 31, 2003, and 2002, were $2,810,000, and $13,128,000, respectively.

      Stock-Based Compensation: Humboldt has various stock-based compensation plans that authorize the granting of stock options, restricted stock and other stock-based awards to eligible employees and directors.

      Effective as of January 1, 2003, Humboldt adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Under the prospective method of adoption selected by the company, stock-based employee compensation costs are recognized as awards are granted, modified or settled. Prior to January 1, 2003, these plans were accounted for under the intrinsic value method as prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees. Under the intrinsic value method, compensation expense was recognized on the date of grant only if the market price of the underlying stock exceeded the exercise price on that date.

      Accordingly, a total of $634,000 was recognized as compensation expense for the issuance of stock options for the year ended December 31, 2003, $79,000 was recognized for 2002, and no compensation expense was recognized for the issuance of stock options granted under any of the various plans for the year ended December 31, 2001. The following table presents the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share
	data)
Net income (loss), as reported	$29,092	$12,263	$(7,009)
Add stock-based employee compensation expense included in reported net income, net of tax effects	456	47	—
Deduct Stock-based employee compensation determined under the fair-value-based method for all awards, net of tax effects	(580)	(675)	(494)

Pro forma net income (loss)	$28,968	$11,635	$(7,503)

Net income (loss) from continuing operations, as reported	$10,232	$10,334	$3,935
Add stock-based employee compensation expense included in reported net income, net of tax effects	456	47	—
Deduct Stock-based employee compensation determined under the fair-value-based method for all awards, net of tax effects	(580)	(675)	(494)

Pro forma net income from continuing operations	$10,108	$9,706	$3,441

Net income (loss) per share:*
Basic — as reported	$2.37	$0.98	$(0.56)
Basic — pro forma	2.36	0.93	(0.60)
Diluted — as reported	2.28	0.94	(0.54)
Diluted — pro forma	2.27	0.89	(0.58)
Net income from continuing operations per share:*
Basic — as reported	$0.83	$0.83	$0.32
Basic — pro forma	0.82	0.78	0.28
Diluted — as reported	0.80	0.79	0.30
Diluted — pro forma	0.79	0.74	0.26

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

*	All per-share data has been adjusted for the 6 for 5 stock split in 2002 and the 10% stock dividend in 2001.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2003	2002	2001

Dividend yield	1.4%	1.4%	0.0%
Expected life (years)	6.0	6.0	9.0
Expected volatility	45%	45%	53%
Risk-free rate	2.94%	4.80%	5.20%
Weighted average grant date fair value of options granted during the year	$4.90	$4.76	$4.80

Note 2 — Mergers and Acquisitions

      Effective March 9, 2001, Humboldt acquired, for 4.48 million shares of its common stock and approximately $220,000 in cash, all of the outstanding common stock of Tehama Bancorp (“Tehama”), a one-bank holding company, based in Red Bluff, California. Each share of Tehama common stock was converted into and exchanged for 1.775 shares of Humboldt common stock. The cash consideration paid was to Tehama stockholders that exercised their dissenters’ rights. This merger was accounted for as a pooling of interests and, accordingly, all financial information contained in this report is has been restated to reflect the combination of Humboldt and Tehama for all periods presented.

      In 2001, Humboldt recorded operating expenses related to the merger and integration of Tehama in the amount of $3,531,000 on a pre-tax basis. The following table presents the major components of merger-related expenses (dollars in thousands):

Professional fees	$1,664
Severance and related expenses	655
Fixed asset disposals	441
System conversions	262
Other	509

Total merger-related expenses	$3,531

      No accrued liability for expected merger related expenses remained at December 31, 2003 or 2002.

Note 3 — Discontinued Operations

Merchant Bankcard Services

      In 1993, Humboldt established a merchant credit and debit card processing operation (“Merchant Bankcard Services”). From 1993 through 2003, the operation grew steadily both in volume and scope of activities. In general, Merchant Bankcard Services’ operations involve collecting funds for, and crediting the accounts of, merchants for sales of merchandise and services to credit and debit card customers. Merchant Bankcard Services specializes in providing processing for first time merchants and small- to medium-sized merchants in the retail, telephone, mail order and Internet commerce industries. Merchant Bankcard Services included processing for merchant accounts owned by Humboldt (the “Proprietary Portfolio”) and sponsorship processing for merchant accounts owned by Independent Sales Organizations (“ISO Portfolio”).

      During the second quarter of 2002, Humboldt conducted a strategic review of its Merchant Bankcard Services and the risks and rewards associated with the business in general. The review concluded that

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Humboldt’s long-term stockholder value would be maximized by reducing the Company’s overall risk profile through the strategic sale of its Merchant Bankcard Services and refocusing efforts on community banking. On March 13, 2003, the Bank completed the sale of the Proprietary Portfolio to an affiliate of First National Bank Holding Company called Humboldt Merchant Services, LP for $32 million in cash. The Bank recognized a $29.8 million gain on the sale ($17.3 million after tax). As of the closing date, Humboldt Merchant Services, LP assumed all liability for transactions processed on or before the closing date. Accordingly, the Bank no longer has an exposure to losses related to the Proprietary Portfolio.

      Humboldt continued to provide sponsorship processing under several existing ISO agreements during the remainder of 2003. As of December 31, 2003, substantially all of Humboldt’s processing under ISO agreements had ceased and, as a result, the Merchant Bankcard Processing results for 2003 (including the gain recognized in connection with the sale of the Proprietary Portfolio) and all prior periods shown in this report were reclassified as a discontinued operation in accordance generally accepted accounting principles. The following table shows Merchant Bankcard Services’ contribution to net income for the three years ended December 31, 2003:

Contribution to Net Income From Merchant Bankcard

	2003	2002	2001

	(Dollars in thousands)
Net-interest income and non-interest income	$4,930	$16,536	$16,942
Non-interest expense	2,166	12,732	11,680

Income from operations before income taxes	2,764	3,804	5,262
Less applicable income taxes	1,156	1,599	2,212

Income from Merchant Bankcard operations	1,608	2,205	3,050
Gain on sale of Merchant Bankcard Services	29,768	—	—
Less applicable income taxes	12,516	—	—

Net income and gain from sale of Merchant Bankcard Services	$18,860	$2,205	$3,050

      Humboldt’s final ISO processing agreement terminated on January 28, 2004. All of Humboldt’s ISO agreements provide for full indemnification of Humboldt for any and all losses, damages or liabilities arising from ISO merchants (including legal defense costs).

Bancorp Financial Services, Inc.

      During the first quarter of 2001, Humboldt’s Board of Directors completed a strategic review of Bancorp Financial Services, Inc. (“BFS”), which principally acquired and serviced small ticket leases on a nationwide basis. This review was initiated in response to a number of factors, including future capital needs of BFS to support its growth and reliance upon the lease-backed securities market for liquidity. As a result of this review, Humboldt adopted a plan to discontinue the operations of BFS by sale of the company and engaged an investment banking firm to facilitate the sale during the first quarter of 2001. The operating results of BFS are included, net of tax, in the income statement as loss from discontinued operations.

      During the second quarter of 2001, Humboldt was notified by the investment banker that the prospects for the sale of BFS as a going concern were unlikely. In response, Humboldt adopted a plan to wind-down the operations of BFS in an orderly manner. This plan included the immediate termination of all lease and loan acquisition activities. In connection with the wind-down plan, Humboldt recognized a loss on discontinued operations, net of tax, of $14.0 million during the second quarter of 2001.

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2003, BFS had total assets of $643,000, which included cash of $206,000 and deferred tax assets of $425,000. Total liabilities as of December 31, 2003 were $699,000, and included security deposits of $685,000 and other liabilities of $14,000. On December 31, 2002, BFS had total assets of $993,000, which included cash of $568,000 and deferred tax assets of $425,000. Total liabilities as of December 31, 2002 were $1,046,000, and included security deposits of $1,025,000 and other liabilities of $21,000. These amounts are recorded net in other assets as of December 31, 2003 and 2002.

      As of December 31, 2003 and 2002, Humboldt Bancorp had a liability in the amount of $1,165,000 recorded in connection with a loan from an unaffiliated third party that was arranged in connection with the sale of certain Class C lease-backed notes during the first quarter of 2002. The loan is secured by the retained interest assets of two securitizations issued by subsidiaries of BFS, and the loan agreement provides that any repayment of principal or interest is limited to cash flows arising from the retained interest assets. In the event no cash flows are received from the retained interests, Humboldt has no further obligation under the terms of the loan agreement and will recognize a pre-tax gain for the carrying amount of the loan. Since the retained interest assets were written off in 2001, Humboldt expects to recognize a minimum recovery equal to the loan amount in the future as retained interest cash flows are received. Humboldt expects the recovery will be recognized during 2005 and 2006.

      During the second quarter of 2002, the remaining employees of BFS were terminated and operations ceased. A loss on discontinued operations of $276,000, net of tax, was recorded during the second quarter of 2002. No other gain or loss on discontinued operations was recorded during 2002 or 2003.

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

      All retained interest assets related to the lease-backed notes issued by BFS Funding Company LLC and BFS Funding Company II, LLC were written off during the second quarter of 2001. At December 31, 2002, Humboldt Bancorp owned the Class C notes issued in the 2000 securitization. During the third quarter of 2003 the Class C notes were sold to an unrelated third party and a loss of $358,000 was recognized in connection with the sale.

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Investment Securities

      The amortized cost of investment securities and their approximate fair values at December 31 were as follows (dollars in thousands):

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2003:
Available-for-sale
U.S. Government and agency securities	$12,678	$44	$(21)	$12,701
Obligations of political subdivisions	33,537	2,243	(234)	35,546
Collateralized mortgage obligations	98,632	1,341	(495)	99,478
Mortgage-backed securities	13,469	216	(24)	13,661
Equity securities	513	—	—	513

Total available-for-sale	$158,829	$3,844	$(774)	$161,899

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2002:
Available-for-sale
U.S. Government and agency securities	$18,848	$78	$—	$18,926
Obligations of political subdivisions	28,395	2,005	(33)	30,367
Collateralized mortgage obligations	108,767	2,445	(56)	111,156
Mortgage-backed securities	8,725	240	—	8,965
Other asset-backed securities	6,148	281	(120)	6,309
Equity securities	29	—	—	29

Total available-for-sale	$170,912	$5,049	$(209)	$175,752

      Investment securities in a temporary unrealized loss position as of December 31, 2003 are presented in the following table, based on the length of time they have been continuously in an unrealized loss position:

			12 Months or
	Less than 12 Months		Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Government and agency securities	$10,563	$21	$—	$—	$10,563	$21
Obligations of political subdivisions	7,237	234	—	—	7,237	234
Collateralized mortgage obligations	31,515	495	—	—	31,515	495
Mortgage-backed securities	3,224	24	—	—	3,224	24

Total temporarily impaired securities	$52,539	$774	$—	$—	$52,539	$774

      The unrealized losses on investments in U.S. Government and government agency securities were caused by interest rate increases subsequent to the purchase of the security. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment. Because the Bank has the ability and intent to hold these investments until a market price recovery or to maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

      The unrealized losses on obligations of political subdivisions were caused by interest rate increases subsequent to the purchase of the security. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase on obligations of political subdivisions in an unrealized loss position as of December 31, 2003. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Bank has the ability and intent to hold these investments until a market price recovery or to maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

      The unrealized losses on collateralized mortgage obligations and mortgage-backed securities were caused by interest rate increases subsequent to the purchase of the security. The contractual cash flows of these securities are guaranteed by the Federal National Mortgage Association (“FNMA” or “Fannie Mae”). It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Bank has the ability and intent to hold these investments until a market price recovery or to maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

      The maturities of investment securities at December 31, 2003 were as follows (dollars in thousands):

	Available-for-Sale

	Amortized
	Cost	Fair Value

Amounts maturing in:
Three months or less	$20,021	$20,043
Over three months through twelve months	16,002	16,597
After one year through three years	51,219	52,067
After three years through five years	26,039	25,915
After five years through fifteen years	38,811	40,441
After fifteen years	6,224	6,323
Equity securities	513	513

	$158,829	$161,899

      The amortized cost and fair value of collateralized mortgage obligations and mortgage-backed securities are presented by expected average life, rather than contractual maturity, in the preceding table. Expected maturities differ from contractual maturities because borrowers may have the right to prepay underlying loans without prepayment penalties.

      Proceeds from sales of investment securities available-for-sale during 2003, 2002, and 2001 were $7,665,000, $81,550,000, and $52,707,000 respectively. Gross gains and losses on those sales were $221,000 and $358,000 in 2003, $1,082,000, and $195,000 in 2002, and $501,000 and $295,000 in 2001.

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2003, investment securities as follows were pledged to secure borrowings, public deposits, and for other purposes permitted or required by law (dollars in thousands):

	Amortized
	Cost	Fair Value

Securities pledged:
To Federal Home Loan Bank to secure borrowings	$116,083	$117,154
To state and local governments to secure public deposits	19,668	21,547
To U.S. Treasury and Federal Reserve to secure customer tax payments	808	818
Other securities pledged	5,498	5,796

Total pledged securities	$142,057	$145,315

Note 5 — Loans and Allowance for Loan Losses

      The components of loans and leases in the balance sheets were as follows at December 31 (dollars in thousands):

	2003	2002

Real estate — construction and land development	$128,375	$129,075
Real estate — commercial and agricultural	344,514	343,957
Real estate — family and multifamily residential	103,595	105,647
Commercial, industrial and agricultural	137,492	121,538
Installment and Other	55,021	61,531

	768,997	761,748
Unearned premiums (discounts)	(1,098)	1,348
Deferred loan fees	(2,445)	(2,448)

Total loans	$765,454	$760,648

      At December 31, 2003, the recorded investment in loans for which impairment had been recognized in accordance with SFAS No. 114 totaled $8,883,000, with a corresponding valuation allowance of $1,133,000. At December 31, 2002, the recorded investment in loans for which impairment had been recognized totaled $2,835,000, with a corresponding valuation allowance of $342,000. For the years ended December 31, 2003, 2002, and 2001, the average recorded investment in impaired loans was approximately $8,900,000, $1,448,000, and $1,014,000, respectively. In 2003, 2002, and 2001, Humboldt recognized $37,000, $75,000, and $56,000, respectively, of interest on impaired loans (during the portion of the year that they were impaired), all of which was recognized on the cash basis. Nonaccrual loans totaled $9,265,000 and $3,054,000 at December 31, 2003, and 2002 respectively.

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes activity related to the allowance for loan losses for the years ended December 31 (dollars in thousands):

	2003	2002	2001

Beginning balance	$11,614	$9,765	$8,367
Provision for loan losses	1,523	3,321	2,903
Charge offs	(1,344)	(2,147)	(1,917)
Recoveries	413	675	412

Ending balance	$12,206	$11,614	$9,765

Note 6 — Premises and Equipment

      Components of premises and equipment included the following at December 31 (dollars in thousands):

	2003	2002

Land	$2,234	$2,228
Buildings and improvements	12,302	12,182
Furniture, fixtures and equipment	10,613	13,187
Leasehold improvements	1,733	1,050

Total premises and equipment	26,882	28,647
Less: Accumulated depreciation and amortization	(7,010)	(12,054)

Premises and equipment, net	$19,872	$16,593

      Depreciation expense totaled $3,513,000, $2,480,000 and $2,711,000 in 2003, 2002 and 2001.

Note 7 — Loan Servicing Rights

      In August 2002, the Bank sold its residential mortgage loan servicing portfolio to a third party for cash consideration of $2,420,000. The Bank recognized a loss, net of selling-related costs, of approximately $259,000. In connection with this sale, the Bank adopted a program whereby the residential mortgage loans are sold on a “servicing released” basis, in exchange for a cash fee.

      The Bank recorded servicing assets related to the sale of SBA and USDA loans in 2003 and 2002 of $339,000 and $821,000 respectively. Following is a summary of the changes in the SBA and USDA loan servicing assets for the year ended December 31, 2003 (dollars in thousands):

	December 31,			December 31,
	2002	Additions	Reductions	2003

SBA & USDA loan servicing rights	$1,316	$339	$(455)	$1,200
Valuation allowance	(600)	52	—	(548)

SBA & USDA loan servicing rights, net of valuation allowance	$716	$391	$(455)	$652

      The impairment charge of $600,000 which was recorded at December 31, 2002 was based on the fair value of the servicing asset. During 2003, $52,000 of this impairment adjustment was recovered. The valuation analysis was provided by a third party using a weighted average discount rate of 15.4%.

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Interest-Bearing Deposits

      Interest-bearing deposits consisted of the following at December 31 (dollars in thousands):

	2003	2002

Negotiable order of withdrawal (NOW)	$108,799	$52,052
Savings and money market	263,150	224,908
Time, $100,000 and over	93,161	102,743
Other time less than $100,000	124,341	157,760
Brokered time deposits	67,020	75,558

Total interest-bearing deposits	$656,471	$613,021

      Interest expense on these deposits for the years ended December 31 is as follows:

	2003	2002	2001

NOW	$139	$111	$247
Savings and money market	2,106	3,249	6,268
Time, $100,000 and over	1,840	4,095	6,513
Other time less than $100,000	4,367	5,479	12,020
Brokered time deposits	1,490	698	155

Total interest on deposits	$9,942	$13,632	$25,203

      The maturities of time deposits are as follows as of December 31, 2003 (dollars in thousands):

Three months or less	$86,424
Over three months through twelve months	125,448
Over one year through three years	59,382
Over three years	13,268

Total time deposits	$284,522

      At December 31, 2003, Humboldt had $67 million of brokered certificates of deposit outstanding, most of which mature in less than one year. One brokered issuance, in the amount of $10 million, matures in June 2010. This deposit, which bears a fixed rate of 4.70%, was paired with an interest rate swap to convert the rate to LIBOR plus 7 basis points on a variable basis. The certificate of deposit is callable at the Bank’s option and the swap is callable by the counterparty. Management expects that brokered certificates of deposit will be used from time to time in the future as an alternative source of funding.

Note 9 — Lines of Credit and Borrowed Funds

      The Bank has uncommitted federal funds line of credit agreements with four financial institutions totaling $29,000,000 and $23,000,000 as of December 31, 2003 and 2002 respectively. Availability of the lines is subject to federal funds balances available for loan and continued borrower eligibility. These lines are intended to support short-term liquidity, and cannot be used for more than ten consecutive business days or more than twelve times during a given thirty day period. At December 31, 2003 and 2002 there were no borrowings outstanding under the agreements.

      The Bank had advances from the Federal Home Loan Bank (“FHLB”) totaling $59,392,000 as of December 31, 2003 and $62,934,000 as of December 31, 2002. The 2003 advances are due at various maturity dates ranging from January 9, 2004 to May 2, 2013, and interest rates ranging from 1.11% to 7.44%. The

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

advances have various repayment schedules for both principal and interest. The FHLB advances are collateralized by first mortgage loans, mortgage-backed securities and FHLB stock. As of December 31, 2003 the bank had approximately $68 million of additional secured borrowing available from the FHLB.

      During 2003 and 2002, Humboldt had a line of credit with an unaffiliated financial institution with a borrowing limit of $7,000,000. This facility terminated on December 31, 2003. This line was secured with stock of the Bank and bore interest at a variable rate of Prime plus 75 basis points, with interest payments due monthly. This facility had no balance as of December 31, 2003 and $3,700,000, at December 31, 2002. Subsequent to December 31, 2003, Humboldt secured a replacement credit facility with another financial institution with a limit of $8 million that bears interest at one-half percentage point below the prime rate.

      Humboldt has an unsecured line of credit with an unaffiliated financial institution with a borrowing limit of $2,000,000. This line bears interest at a variable rate of Prime plus 50 basis points, with interest payments due monthly. There was a balance of $740,000 on this line as of December 31, 2003 and no balance as of December 31, 2002.

      As of December 31, 2003 and 2002, Humboldt had a loan in the amount of $1,165,000 from an unrelated third party related to the transfer of certain lease-back securities described in Note 3.

      As of December 31, 2002, Humboldt had an amortizing term loan with a balance of $1,297,000 and bearing interest at the rate of 6.625% with a maturity date of October 2004, and another amortizing term loan with a balance of $202,000 and interest at 1.25% above the prime rate, maturing in March 2003. Both of these amortizing term loans were paid off during 2003.

      Borrowed funds as of December 31, 2003 mature as follows:

Year	Amount

(Dollars in thousands)
2004	$27,396
2005	30,000
2006	1,165
2007	1,000
2008	—
Thereafter	1,736

Total borrowed funds	$61,297

      The total maturities noted in 2004 above include no overnight borrowings.

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Junior Subordinated Debentures (Trust Preferred Securities)

      As of December 31, 2003, Humboldt had four wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts. As a result of the adoption of FIN 46R, the Trusts were deconsolidated for years ended December 31, 2003 and 2002. The $48,611,000 of junior subordinated debentures issued by the Trusts as of December 31, 2003 ($20,775,000 as of December 31, 2002) is reflected as junior subordinated debentures in the consolidated balance sheets. The common stock issued by the Trusts is recorded in other assets in the consolidated balance sheets at December 31, 2003 and 2002. Following are terms of each debenture as of December 31, 2003:

Issue Date	Amount	Rate	Maturity Date	Call Date

(Dollars in thousands)
March 2000	$5,310	10.875%	March 2030	March 2010
February 2001	5,155	10.200%	February 2031	February 2011
December 2002	10,310	Floating*	December 2031	December 2006
September 2003	27,836	6.75%**	September 2033	September 2008

Total	$48,611

*	Floating rate at the three-month LIBOR plus 360 basis points.

**	Fixed rate for five years, then floating at three-month LIBOR plus 295 basis points.

      Approximately $30 million of the debentures issued by the Trusts, less the common securities of the Trusts, qualifies as Tier 1 capital under interim guidance issued by the Board of Governors of the Federal Reserve System (Federal Reserve Board) as of December 31, 2003.

      The trust preferred securities issued by the Trusts were issued on substantially the same terms as the junior subordinated debentures.

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

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Humboldt accounts for all derivative financial instruments in accordance with SFAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 138, an amendment to SFAS No. 133. Further information regarding the accounting treatment is provided in Note 1. At December 31, 2003, Humboldt had the following interest rate swap contracts (dollars in thousands):

Issue	Notional			Rate				Hedged
Date	Amount	Rate Paid		Received		Maturity Date	Hedge Type	Instrument	Fair Value

	(Dollars in thousands)
January 2002	$25,000	4.00%	(1)	6.72%	(4)	January 2005	Cash Flow	Loans	$632
July 2002	25,000	4.00%	(2)	6.30%	(4)	July 2005	Cash Flow	Loans	647
December 2002	10,000	1.24%	(3)	4.70%	(4)	June 2010	Fair Value	Callable CD	(21)
December 2001	10,000	8.42%	(4)	4.77%	(5)	December 2006	Cash Flow	Trust Preferred	(573)

Total interest rate swaps	$70,000								$685

(1)	Variable rate based on prime

(2)	Variable rate based on prime

(3)	Variable rate based on 3 month LIBOR + 7 basis points

(4)	Fixed rate

(5)	Variable rate based on 3 month LIBOR + 3.6% not to exceed 12.50%.

      As of December 31, 2003 Humboldt had $1,279,000 recorded in other assets as the carrying value of interest rate swaps hedging assets and $552,000 recorded in other liabilities as the carrying value of interest rate swaps hedging liabilities. As of December 31, 2002 the carrying value of all interest rate swaps totaled $1,155,000 and was recorded in other assets.

Note 12 — Fees and Other Non-Interest Income

      Fees and other income consisted of the following for the years ended December 31 (dollars in thousands):

	2003	2002	2001

Fees for customer services	$1,300	$387	$863
Loan broker fees	858	488	1,086
Earnings on bank-owned life insurance	773	814	875
ATM funding income	—	825	2,983
Loan servicing fees	95	(413)	363
Lease residuals and rentals	26	405	832
Other	458	1,016	787

	$3,510	$3,522	$7,789

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Other Non-Interest Expenses

      Other expenses consisted of the following for the years ended December 31 (dollars in thousands):

	2003	2002	2001

Professional and other outside services	$2,410	$3,678	$2,609
Stationery, supplies and postage	1,592	1,455	1,483
Communications	925	874	827
Travel	822	611	466
Amortization of core deposit intangible	370	503	876
Data processing and ATM fees	578	801	874
Advertising and business development	1,207	739	557
Other	4,115	5,074	5,453

	$12,019	$13,735	$13,145

Note 14 — Income Taxes

      The components of income tax expense included in the statements of income were as follows for the years ended December 31 (dollars in thousands):

	2003	2002	2001

Currently payable:
Federal	$4,645	$5,764	$2,294
State	833	(179)	544

	5,478	5,585	2,838
Deferred tax expense (benefit):
Federal	(879)	(1,829)	(1,001)
State	(607)	(918)	(260)

	(1,486)	(2,747)	(1,261)

Net provision for income taxes on continuing operations	$3,992	$2,838	$1,577

      A reconciliation of income taxes computed at the federal statutory rate and the provision for income taxes for the years ended December 31 are as follows (dollars in thousands):

	2003	2002	2001

Federal statutory tax rate	35%	34%	34%
Income tax at the federal statutory rate	$4,978	$4,478	$1,874
State franchise tax, less federal income tax benefit	147	(724)	187
Non-deductible merger-related expenses	—	—	386
Interest on municipal obligations exempt from federal tax	(518)	(442)	(501)
Life insurance earnings and expenses	(280)	(223)	(101)
Low income housing credits	(258)	(136)	(175)
Deferred tax asset valuation allowance change	—	—	(23)
Other differences	(77)	(115)	(70)

Provision for income taxes on continuing operations	$3,992	$2,838	$1,577

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences that give rise to the components of the net deferred tax asset recorded as an other asset as of December 31 were as follows (dollars in thousands):

	2003	2002

Deferred tax assets:
Allowance for loan losses	$4,826	$4,408
Deferred loan fees	518	238
State franchise taxes	311	243
Depreciation	1,284	1,222
Core deposit intangible amortization	692	666
Organization costs	85	41
Deferred compensation	3,218	2,956
Enterprise Zone hiring credit carryforward	459	—
Other	473	406

Total deferred tax assets	11,866	10,180
Valuation allowance for deferred tax assets	(241)	(241)

Deferred tax assets recognized	11,625	9,939
Deferred tax liabilities:
Loan premium	(274)	(555)
Unrealized securities holding gains	(1,867)	(2,468)
Federal Home Loan Bank stock dividends	(275)	(131)
Other	(718)	(381)

Total deferred tax liabilities	(3,134)	(3,535)

Net deferred tax asset	$8,491	$6,404

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

      Income taxes receivable were $2,151,000 and $1,186,000 at December 31, 2003 and 2002, respectively and were included in other assets.

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 — Earnings Per Share

      The following is a computation of basic and diluted earnings per share for the years ended December 31, which has been retroactively adjusted for stock dividends and splits (dollars in thousands except per share amounts):

	2003	2002	2001

Basic earnings per share:
Weighted average shares outstanding	12,261	12,503	12,464

Net income (loss)	$29,092	$12,263	$(7,009)
Net income from continuing operations	$10,232	$10,334	$3,935
Basic earnings (loss) per share	$2.37	$0.98	$(0.56)
Basic earnings per share — continuing operations	$0.83	$0.83	$0.32
Diluted earnings per share:
Weighted average shares outstanding	12,261	12,503	12,464
Net effect of the assumed exercise of stock options, based on the treasury stock method using average market price for the period, and warrants, based on the if-converted method	516	546	532

Total weighted average shares and common stock equivalents outstanding	12,777	13,049	12,996

Net income (loss)	$29,092	$12,263	$(7,009)
Net income from continuing operations	$10,232	$10,334	$3,935
Diluted earnings (loss) per share	$2.28	$0.94	$(0.54)
Diluted earnings per share — continuing operations	$0.80	$0.79	$0.30

      The following table presents options that were outstanding for the years ended December 31, 2003, 2002, and 2001, but were excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of Humboldt common shares:

2003		2002		2001

Range of	Number of	Range of	Number of	Range of	Number of
Exercise Prices	Shares	Exercise Prices	Shares	Exercise Prices	Shares

$14.94 to $15.59	59,666	$9.96 to $11.56	216,345	$7.38 to $8.78	155,063
		$11.57 to $14.94	55,000	$8.79 to $10.85	210,610

      Humboldt had outstanding at December 31, 2002 and 2001 warrants for 130,680 shares, which were issued in connection with the acquisition of Silverado Merger Corporation in 1999. As of December 31, 2003, warrants for 95,395 shares were outstanding. The current exercise price of these warrants is $9.47. The warrants were included in the calculation of diluted earnings per share for 2003 and 2002, but were excluded from the diluted earnings per share calculation in 2001 because the exercise price exceeded the average market price of Humboldt common stock.

Note 16 — Benefit Plans

      Retirement and Profit Sharing Plan: Humboldt has a defined contribution/ 401(k) retirement plan covering substantially all of the employees. During 2001, this plan was amended in order to combine the Humboldt Employee Stock Bonus Plan into the 401(k) plan in order to reduce the administrative burden of managing the plans. Contributions to the plan are made at the discretion of the Board of Directors in an amount not to exceed the maximum amount deductible under the profit sharing plan rules of the Internal

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Service. Employees may elect to have a portion of their compensation contributed to the plan in conformity with the requirements of Section 401(k) of the Internal Revenue Code. Salaries and employee benefits expense includes company contributions to the retirement plan (inclusive of amounts contributed to the former Employee Stock Bonus Plan) of $301,000 in 2003, $403,000 in 2002 and $642,000 in 2001.

      Postemployment Benefit Plans and Life Insurance Policies: Humboldt has purchased single premium life insurance policies in connection with the implementation of salary continuation and deferred compensation plans for certain key employees. The policies provide protection against the adverse financial effects from the death of a key employee and provide income to offset expenses associated with the plans. The specified employees are insured under the policies, but Humboldt is the owner and beneficiary. At December 31, 2003 and 2002, the cash surrender value of these policies totaled approximately $16,279,000 and $15,613,000, respectively.

      The plans are unfunded and provide for Humboldt to pay the employees specified amounts for specified periods after retirement and allow the employees to defer a portion of current compensation in exchange for Humboldt’s commitment to pay a deferred benefit at retirement. If death occurs prior to or during retirement, Humboldt will pay the employee’s beneficiary or estate the benefits set forth in the plans.

      At December 31, 2003 and 2002, liabilities recorded for the estimated present value of future salary continuation and deferred compensation benefits totaled approximately $6,502,000 and $6,384,000 respectively. Deferred compensation is vested as to the amounts deferred. Humboldt maintains a non-qualified salary continuation plan for certain senior executive officers. Under these plans, Humboldt has agreed to pay benefits for a ten to fifteen year period after retirement so long as certain length-of-service vesting requirements are met. The plan is informally linked to several single premium universal life insurance policies that provide life insurance on certain senior executive officers with Humboldt named as the owner and beneficiary of these policies. Salary continuation expense totaled $506,000, $432,000 and $765,000 as of December 31, 2003, 2002, and 2001 respectively.

      Director Fee Plan: Humboldt has adopted the Humboldt Bancorp & Subsidiaries Director Fee Plan (“Fee Plan”), as amended and restated effective December 17, 2002. The Fee Plan permits each director of Humboldt Bancorp or the Banks to elect to receive director’s fees in the form of Humboldt common stock, cash, or a combination of Humboldt common stock and cash, and to elect to defer the receipt of any of the foregoing until the end of his term as a director. If deferral is elected, the amount of the director’s fees shall be credited to an account on behalf of the director, however, such crediting shall constitute a mere promise on the part of the Humboldt to pay/distribute on this account. The account is otherwise unsecured, unfunded and subject to the general claims of creditors of Humboldt. The Fee Plan provides for the issuance of up to 193,261 shares of Humboldt common stock. The amount of such fees deferred in 2003, 2002 and 2001 totaled $144,000, $154,000 and $120,000, respectively. At December 31, 2003 and 2002, the liability for amounts due under this plan totaled $456,000 and $312,000 respectively, or 44,760 and 34,147 shares of stock, respectively, based upon the fair market value of the stock at the time the fee was earned.

Note 17 — Stock Option Plans

      Humboldt had stock options outstanding under various plans at December 31, 2003 and 2002, including two plans assumed in the merger with Tehama Bancorp. The stock option plans provide for option grants to directors and key employees to purchase shares of Humboldt common stock at a price based on the fair market value on the date of grant. The Amended and Restated 2001 Humboldt Bancorp & Subsidiaries Equity Incentive Plan (“2001 Plan”) provides for grants of options, restricted stock and stock appreciation rights. As of December 31, 2003, a total of 259,587 options were available for grant from the 2001 Plan and 13,416 options were available from the Amended Humboldt Bancorp Stock Option Plan. No options were available for grant from any other plan. Generally, the options are granted for a term of ten years. Options granted to directors typically are vested immediately and options granted to employees vest ratably over three

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years. Options granted under the Tehama Bancorp plans did not fully vest as a result of the merger. The following is a summary of stock options outstanding, granted, exercised and forfeited under Humboldt’s various stock option plans:

	2003		2002		2001

	Number of	Weighted-Avg	Number of	Weighted-Avg	Number of	Weighted-Avg
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	1,469,268	$6.38	1,717,111	$5.20	1,868,806	$4.75
Granted	103,000	12.06	258,000	10.82	129,089	6.95
Exercised	(448,581)	5.25	(469,752)	4.56	(230,602)	2.49
Forfeited/expired	(23,045)	8.96	(36,091)	5.67	(50,182)	6.38

Options outstanding at end at year	1,100,642	$7.32	1,469,268	$6.38	1,717,111	$5.20

Options exercisable at end of year	947,537	$6.85	1,208,157	$5.89	1,481,100	$5.13

Weighted average fair value of options granted during the year	$5.05		$4.70		$4.80
Number of shares of nonvested stock granted during the year, net of forfeitures	17,000		8,000		—
Weighted average fair value of nonvested stock granted during the year	$14.25		$9.37		—

      The following table summarizes information about fixed stock options outstanding at December 31, 2003 under Humboldt’s various stock option plans:

Options Outstanding
				Options Exercisable
		Weighted Average
Range of	Number of	Remaining	Weighted-Avg	Number	Weighted-Avg
Exercise Prices	Shares	Contractual Life	Exercise Price	of Shares	Exercise Price

$ 1.48 to $ 5.88	436,569	3.2	$3.75	420,132	$3.71
$ 5.89 to $ 7.76	202,844	5.4	7.27	202,844	7.27
$ 7.77 to $ 9.96	270,425	7.2	9.64	204,425	9.55
$ 9.97 to $11.56	101,138	7.8	10.55	59,471	10.69
$11.57 to $15.59	89,666	7.4	14.18	60,665	14.28

	1,100,642	5.4	$7.32	947,537	$6.85

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 — Related Party Transactions

      The Bank has entered into lending transactions with related parties, which are defined as directors, executive officers and related interests. The following is a summary of the aggregate activity involving related party borrowers for the years ended December 31, 2003 and 2002 (dollars in thousands):

	2003	2002

	(Dollars in thousands)
Loans outstanding at beginning of year	$4,449	$7,264
New loans and advances	3,102	964
Less loan repayments	(4,420)	(3,779)

Loans outstanding at end of year	$3,131	$4,449

Note 19 — Commitments and Contingent Liabilities

      Lease Commitments: Humboldt leases 19 sites under non-cancelable operating leases. Four of the leases are renewable for an additional five-year period, five of the leases are renewable for two consecutive five-year periods, two of the leases are renewable for three consecutive five-year periods, and one of the leases is renewable for four consecutive five-year periods. The leases contain varying requirements for increases including adjustments based on the Consumer Price Index with minimum increases of 2% and maximum increases of 10%. Other leases have scheduled adjustments to the base rent.

      As of December 31, 2003, future minimum lease payments under noncancelable operating leases are as follows (dollars in thousands):

2004	$1,139
2005	1,242
2006	1,216
2007	1,215
2008	1,094
Thereafter	1,577

Total minimum lease commitments	$7,483

      Rent expense for the years ended December 31, 2003, 2002, and 2001 totaled $962,000, $948,000 and $1,021,000, respectively. Rental income was $767,000 in 2003 and $403,000 in 2002. Future rental income is $819,000 annually through November 2008.

      Financial Instruments with Off-Balance-Sheet Risk: Humboldt’s financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, credit card arrangements and standby letters of credit. A summary of Humboldt’s commitments and contingent liabilities at December 31, 2003 and 2002 is as follows (dollars in thousands):

	Contractual Amounts

	2003	2002

	(Dollars in thousands)
Commitments to extend credit	$189,494	$153,178
Credit card arrangements	15,888	13,685
Standby letters of credit	2,438	2,144

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Humboldt evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Humboldt upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, certificates of deposit and income-producing commercial properties.

      Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. All letters of credit are short-term guarantees with no guarantees extending more than two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending facilities to customers. Humboldt holds assigned deposit accounts as collateral supporting those commitments for which collateral is deemed necessary. None of these letters of credit were utilized during 2003 or 2002. Humboldt did not incur any losses on its commitments in 2003, 2002, or 2001.

      Legal Proceedings: In the ordinary course of business, various claims and lawsuits are brought by and against Humboldt and the Bank. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the consolidated financial condition or results of operations of Humboldt.

      The Bank is a party to a lawsuit brought by a merchant for whom the Bank’s merchant bankcard division processed credit card transactions through an independent service organization (“ISO”) in 2001. The ISO terminated its arrangements with the merchant. In its pleading, the merchant alleged fraud and breach of contract due to the ISO retaining the merchant’s $165,000 security deposit, which was established to cover losses or legal fees for which the merchant would be liable under the merchant agreement. On August 8, 2003, following a trial which began on July 10, the jury returned a verdict which, if entered as a judgment by the court, would absolve the Bank and the ISO of the fraud and breach of contract charges, but would award compensatory damages of $150,000 and punitive damages of $3 million for wrongfully withholding the security deposit, of which $2 million would be assessed against the Bank. During the fourth quarter, the jury judgment against the Bank was overturned. Further, the ISO has confirmed in writing to the Bank that it will honor its indemnification of the Bank for all compensatory and punitive damages and related legal fees. Accordingly, the Bank does not expect to incur any liability in connection with this matter.

Note 20 — Regulatory Matters

      The primary source of cash for Humboldt is dividends received from the Bank. Banking regulations limit the amount of cash dividends that may be paid without prior approval of the Bank’s primary regulatory agency. Cash dividends are limited by the California Financial Code to the lesser of retained earnings, if any, or net income for the last three years, net of the amount of any other capital distributions made during such periods. As of December 31, 2003, $27,800,000 was available for cash dividend distributions from the Bank without prior regulatory approval.

      Humboldt and the Bank are subject to various regulatory capital requirements as defined for banks and bank holding companies. Failure to meet minimum capital requirements can initiate certain mandatory and

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Humboldt’s financial statements.

      As of December 31, 2003, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. The regulatory definition of “prompt corrective action” is not applicable to Humboldt as a Bank Holding Company. However, the Federal Reserve has established Regulation Y, which requires a Holding Company to be well capitalized in order to qualify for expedited approval of regulatory applications. For such purposes, “well capitalized” is defined as a Tier 1 risk-based ratio of 6% or more and a total risk-based ratio capital ratio greater than or equal to 4%. There are no conditions or events since that notification that management believes have changed the capital category of Humboldt or the Bank. The following table provides a summary of the capital amounts and ratios for Humboldt and the Bank as of December 31, 2003 and 2002:

					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount		Ratio

	(Dollars in thousands)
As of December 31, 2003:
Total Capital
(to Risk Weighted Assets)
Consolidated	$148,074	16.21%	$73,077	8.0%		N/A
Humboldt Bank	$115,829	12.79%	$72,426	8.0%	$90,532		10.0%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$119,328	13.06%	$36,539	4.0%		N/A
Humboldt Bank	$104,502	11.54%	$36,213	4.0%	$54,319		6.0%
Tier I Capital
(to Average Assets)
Consolidated	$119,328	11.40%	$41,858	4.0%		N/A
Humboldt Bank	$104,502	10.12%	$41,299	4.0%	$51,623		5.0%
As of December 31, 2002:
Total Capital
(to Risk Weighted Assets)
Consolidated	$98,918	11.43%	$69,247	8.0%		N/A
Humboldt Bank	$95,019	11.10%	$68,462	8.0%	$85,578		10.0%
Tier I Capital
(to Risk Weighted Assets)
Consolidated	$88,089	10.18%	$34,623	4.0%		N/A
Humboldt Bank	$84,310	9.85%	$34,231	4.0%	$51,347		6.0%
Tier I Capital
(to Average Assets)
Consolidated	$88,089	8.73%	$40,360	4.0%		N/A
Humboldt Bank	$84,310	8.47%	$39,805	4.0%	$49,757		5.0%

      Proposed accounting rules regarding special purpose entities (FIN 46) could disqualify junior subordinated debentures from Tier 1 capital status. In the event these capital instruments are no longer allowed to be included as Tier 1 capital, the capital position of Humboldt could be adversely affected. Since the net proceeds of these securities have been contributed to the bank in the form of equity capital, the bank’s regulatory capital ratios would not be affected. Junior subordinated debentures at December 31, 2003 made up 25% of Humboldt’s Tier 1 capital.

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21 — Condensed Financial Information of Humboldt Bancorp (Parent Company Only)

Condensed Balance Sheets

December 31, 2003 and 2002

	2003	2002

	(Dollars in thousands)
ASSETS
Cash	$27,343	$1,245
Investment in subsidiaries	111,951	94,017
Investment securities	1,107	4,032
Other assets	8,512	9,985

Total assets	$148,913	$109,279

LIABILITIES
Borrowed funds	$1,905	$6,989
Junior subordinated debentures	48,611	20,775
Other liabilities	1,501	3,667

Total Liabilities	52,017	31,431
Stockholders’ equity	96,896	77,848

Total liabilities and stockholders’ equity	$148,913	$109,279

Condensed Statements of Income

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

	(Dollars in thousands)
Dividends from subsidiaries	$13,000	$14,837	$5,070
Reimbursement from subsidiaries for allocated expenses	—	4,937	6,715
Other income	45	6	499
Expenses	(5,421)	(11,008)	(17,009)

Income (loss) before taxes	7,624	8,772	(4,725)
Tax (expense) benefit	2,066	1,715	3,203

Income (loss) before equity in undistributed income of subsidiaries	9,690	10,487	(1,522)
Equity in undistributed income (loss) of subsidiaries	19,402	1,776	(5,487)

Net income (loss)	$29,092	$12,263	$(7,009)

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flows

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

	(Dollars in thousands)
Operating activities:
Net income (loss)	$29,092	$12,263	$(7,009)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Equity in) return of undistributed income of subsidiaries	(19,402)	(1,776)	5,487
Decrease (increase) in other assets	2,479	6,817	(8,462)
Increase (decrease) in other liabilities	(2,791)	(472)	4,072

Net cash provided by (used) in operating activities	9,378	16,832	(5,912)
Investing activities:
Investment in subsidiaries		(6,844)	(3,500)
Wind down of discontinued operations	—	(6,447)	(13,145)
Purchase of available-for-sale securities	—	(800)	(50)
Purchase of held-to-maturity securities	—	—	(712)
Proceeds from sales and maturity of available for sale securities	2,673	3,772	—

Net cash provided by (used in) investing activities	2,673	(10,319)	(17,407)
Financing activities:
Net (decrease) in borrowed funds	(3,623)	(3,328)	7,820
Proceeds from issuance of junior subordinated debentures	27,000	—	15,000
Repurchase of common stock	(11,037)	(4,289)	—
Cash dividends on common stock	(1,406)	(886)	—
Cash paid for fractional and dissenters’ shares	—	(9)	(229)
Proceeds from issuance of common stock	2,958	3,175	666
Other	155	—	—

Net cash provided by (used in) financing activities	14,047	(5,337)	23,257

Net (increase) decrease in cash	26,098	1,176	(62)
Cash at beginning of year	1,245	69	131

Cash at end of year	$27,343	$1,245	$69

Note 22 — Fair Values of Financial Instruments

      Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Humboldt as a whole.

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The estimated fair values of the Humboldt’s financial instruments are as follows at December 31:

	2003		2002

		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(Dollars in thousands)
Financial assets:
Cash and due from banks	$31,596	$31,596	$35,156	$35,156
Interest-bearing deposits in other banks	—	—	202	202
Federal funds sold	26,365	26,365	—	—
Investment securities	161,899	161,899	175,752	175,752
Loans and leases, net	753,248	766,650	749,034	767,877
Accrued interest receivable	4,456	4,456	5,231	5,231
Cash surrender value of life insurance	16,279	16,279	15,613	15,613
Interest rate swap contracts	685	685	1,155	1,155
Financial liabilities:
Deposits	822,700	824,635	840,427	846,880
Accrued interest payable	1,632	1,632	1,197	1,197
Borrowed funds	61,297	61,961	69,857	64,324
Junior subordinated debentures	48,611	49,262	20,775	23,192
Off-balance sheet:
Commitments		—		—
Standby letters of credit		—		—

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

Borrowed Funds and Junior Subordinated Debentures: The fair value of borrowed funds and junior subordinated debentures is estimated using a discounted cash flow calculation that applies interest rates currently being offered on similar debt instruments.

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

Note 23 — Operating Segments

      Reportable operating segments are generally defined as components of an enterprise for which discrete financial information is available, whose operating results are regularly reviewed by the organization’s decision makers and whose revenue from external customers is 10 percent or more of total revenue. Humboldt has only one reportable segment under this definition — commercial banking. The commercial banking segment provides traditional banking services such as checking, savings, time certificates of deposit, loans, and lease financings.

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 24 — Quarterly Financial Information (Unaudited)

      The following table presents the summary results for the stated eight quarters (dollars in thousands):

	For the Three Months Ended

	March 31,	June 30,	September 30,	December 31,	Four
	2003	2003	2003	2003	Quarters

	(Dollars in thousands, except per share data)
Interest income	$15,534	$15,443	$15,331	$15,039	$61,347
Interest expense	3,789	3,562	3,287	3,450	14,088

Net interest income	11,745	11,881	12,044	11,589	47,259
Provision for loan losses	589	314	295	325	1,523
Other income	2,292	2,223	2,290	2,243	9,048
Other expenses	9,829	10,271	10,005	10,455	40,560

Income before taxes	3,619	3,519	4,034	3,052	14,224
Income taxes	977	951	1,090	974	3,992

Net income from continuing operations	2,642	2,568	2,944	2,078	10,232
Income (loss) from discontinued operations, net of tax	19,319	93	(257)	(295)	18,860

Net income (loss)	$21,961	$2,661	$2,687	$1,783	$29,092

Earnings (loss) per share — basic:
Continuing Operations	$0.21	$0.21	$0.24	$0.17
Discontinued Operations	1.54	0.01	(0.02)	(0.02)

Net income (loss)	$1.75	$0.22	$0.22	$0.15

Earnings (loss) per share — diluted:
Continuing Operations	$0.20	$0.20	$0.23	$0.16
Discontinued Operations	1.48	0.01	(0.02)	(0.02)

Net income (loss)	$1.68	$0.21	$0.21	$0.14

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months Ended

	March 31,	June 30,	September 30,	December 31,	Four
	2002	2002	2002	2002	Quarters

	(Dollars in thousands, except per share data)
Interest income	$15,407	$15,802	$16,404	$16,732	$64,345
Interest expense	4,625	4,428	4,456	4,128	17,637

Net interest income	10,782	11,374	11,948	12,604	46,708
Provision for loan losses	446	642	1,103	1,130	3,321
Other income	2,513	3,085	3,033	980	9,611
Other expenses	9,675	10,126	10,185	9,840	39,826

Income before taxes	3,174	3,691	3,693	2,614	13,172
Income taxes	903	975	691	269	2,838

Net income from continuing operations	2,271	2,716	3,002	2,345	10,334
Income (loss) from discontinued operations, net of tax	267	145	575	942	1,929

Net income (loss)	$2,538	$2,861	$3,577	$3,287	$12,263

Earnings (loss) per share — basic:
Continuing Operations	$0.18	$0.22	$0.24	$0.19
Discontinued Operations	0.02	0.01	0.05	0.07

Net income (loss)	$0.20	$0.23	$0.29	$0.26

Earnings (loss) per share — diluted:
Continuing Operations	$0.17	$0.21	$0.23	$0.18
Discontinued Operations	0.02	0.01	0.04	0.07

Net income (loss)	$0.19	$0.22	$0.27	$0.25

Note 25 — Subsequent Events

      On March 13, 2004, Humboldt and Humboldt Bank entered into a definitive Agreement and Plan of Reorganization (“Agreement”) with Umpqua Holdings Corporation (“Umpqua”) and Umpqua Bank. Under the terms of the Agreement, Humboldt will merge with and into Umpqua, with Umpqua the surviving corporation. The Agreement also provides for Humboldt Bank to be merged with and into Umpqua Bank, with Umpqua Bank the surviving entity.

      The Agreement provides for each outstanding Humboldt common share to be exchanged for one share of Umpqua common stock and for Humboldt’s outstanding stock options to be converted into Umpqua options on a one-for-one basis. Approximately 15.2 million Umpqua common shares are expected to be issued in connection with the merger, which is expected to qualify as a tax-free reorganization. In addition, Humboldt granted to Umpqua an option which, under certain circumstances, would permit Umpqua to acquire 3,022,666 shares of Humboldt’s common stock at an exercise price of $18.00 per share.

      The transaction is expected to be completed during the third quarter of 2004, subject to the satisfaction of customary conditions, including the favorable vote of Humboldt and Umpqua shareholders and the receipt of either regulatory approvals or waivers, as the case may be.

HUMBOLDT BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On January 6, 2004 Humboldt completed the acquisition of California Independent Bancorp (“CIB”) of Yuba City, California, the parent company of Feather River State Bank, in an acquisition accounted for under the purchase method of accounting. Humboldt issued approximately 2.9 million shares of Humboldt common stock and paid approximately $29.8 million in cash for all the outstanding shares of CIB. In addition, outstanding CIB stock options were converted into approximately 199,000 Humboldt stock options.

      As of December 31, 2003, the recorded values of CIB’s assets and liabilities were as follows (dollars in millions):

Assets:
Cash and cash equivalents	$40
Investment securities	141
Loans, net of allowance for loan losses	197
Premises and equipment, net	6
Other assets	17

Total Assets	$401
Liabilities:
Deposits	$342
Borrowed funds	15
Trust preferred securities	10
Other liabilities	5

Total Liabilities	$372

      Under the purchase method of accounting, Humboldt will record CIB’s assets and liabilities at their fair values at the acquisition date, and record an intangible asset (goodwill) for the excess of the fair value of the purchase price paid over the fair value of assets and liabilities acquired.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      As of the end of the period covered by this Form 10-K, Humboldt carried out an evaluation, under the supervision and with the participation of Humboldt’s management, including Humboldt’s President and Chief Executive Officer along with Humboldt’s Chief Financial Officer, of the effectiveness of the design and operation of Humboldt’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Humboldt’s President and Chief Executive Officer along with Humboldt’s Chief Financial Officer concluded that Humboldt’s disclosure controls and procedures are effective in timely alerting them to material information relating to Humboldt (including its consolidated subsidiaries) required to be included in this Form 10-K.

      There have been no significant changes in Humboldt’s internal controls or other factors, which could significantly affect internal controls subsequent to the date that Humboldt carried out its evaluation.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

      The following indicates the age, principal occupation or employment for at least the last five years and affiliation with the Company, if any, for each director of the Company.

Ronald F. Angell	61	Attorney serving as of Counsel to the firm of Roberts, Hill, Bragg, Angell & Perlman. Humboldt director since 1996. He has also served as a director of the Bank since 1989.
Richard Claussen	5l	Partner with GC Strategic Advocacy, a public affairs firm since 2003. Prior to joining GC Strategic Advocacy, Mr. Claussen was Partner with Goddard Claussen Porter Novelli, a public relations firm, from 1999 to 2003. Humboldt director since May 2002 and Bank director since June 2002. Also served as a director of Capitol Valley Bank from 1999 until June 2002 when it was merged into Humboldt.
Robert M. Daugherty	50	President and Chief Executive Officer of Humboldt since April 2002. Prior to joining Humboldt, Mr. Daugherty served as Executive Vice President of Zions Bank in Salt Lake City, Utah from March 2001 through March 2002 and as President and Chief Executive Officer of Draper Bank & Trust from June 1997 through March 2001. Director of Humboldt and Humboldt Bank since May 2002.
Harold M. Eastridge	60	Chief Executive Officer of Trident Investment Corporation. President of Feather River Construction and Development Company. Humboldt director since January 2004. Also served as a director of California Independent Bancorp from 1995 until January 2004 when it was merged into Humboldt.
Gary C. Katz	54	Chairman and Chief Executive Officer of Katz Investments. Humboldt director since March 2001 and Bank director since June 2002. Also served as a director of Tehama Bank from 1984 until June 2002 when it was merged into the Bank.

John W. Koeberer	60	President, Chief Executive Officer and co-owner of Urban Park Concessionaires, California Guest Services, Inc. and The Picnic People, Inc., which operate concessions at various parks located throughout northern California. Humboldt director since March 2001 and Bank director since June 2002. Also served as a director of Tehama Bank from 1984 until June 2002 when it was merged into the Bank.
Donald H. Livingstone	61	Director for the Center of Entrepreneurship and teaching Professor at Marriott School of Management at Brigham Young University. Humboldt director since January 2004. Also served as a director of California Independent Bancorp from 1998 until January 2004 when it was merged into Humboldt.
Theodore S. Mason	61	Retired. President and Chief Executive Officer of Humboldt from January 1996 to April 2002 and of Humboldt Bank from 1989 to 2000. Humboldt director since 1996. He has also served as a director of the Bank since 1989.
Diane D. Miller	50	President of Wilcox, Miller & Nelson, an executive search and outplacement firm, since August 1986. Humboldt director since January 2004.
Steven R. Mills	48	Senior Partner with Douglas, Curtis & Allyn LLP, a boutique mergers and acquisitions advisory firm, since August 2002. From July 2000 through July 2002, he served as Chief Financial Officer of Responsys, Inc., a software development firm. From 1997 through July 2000, he served as Chief Financial Officer of Anytime Access, Inc., a firm that provided outsourced credit services to financial institutions. Humboldt and Bank director since November 2002.
Alfred G. Montna	59	Owner of Montna Farms, Partner of A&G Montna Properties and Partner in American Commodity Company. Humboldt director since January 2004. Also served as a director of California Independent Bancorp from 1999 until January 2004 when it was merged into Humboldt.
Kelvin H. Moss	45	President of K.H. Moss & Co., a real estate development firm. Humboldt director since May 2002 and Humboldt Bank director since June 2002. Also served as a director of Capitol Valley Bank from 1999 until June 2002 when it was merged into the Bank.
Gary L. Napier	63	President of Buffum and Napier Insurance Brokers and President of Torja Corporation, a private investment company. Humboldt director since March 2001 and Humboldt Bank director since June 2002. Also served as a director of Tehama Bank from 1984 until June 2002 when it was merged into the Bank.

Tom Weborg	61	Retired President and Chief Executive Officer of Java City, a wholesale supplier and retailer of coffee-related products and services. Humboldt director since November 2000 and Humboldt Bank director since June 2002. Also served as a director of Capitol Valley Bank from 1999 until June 2002 when it was merged into the Bank.
John R. Winzler	73	Chairman of the Board of Directors of Winzler & Kelly Consulting Engineers. Humboldt director since 1996. Also served as a director of Humboldt Bank since 1989.

      As of March 15, 2004, the Audit Committee consisted of directors Katz, Livingstone, Mills and Moss. Mr. Livingstone serves as the Chairman. All of the Audit Committee members are deemed independent within the meaning of NASD Rule 4200(a)(15). The Audit Committee has determined that Donald H. Livingstone and Steven R. Mills are the Committee’s financial experts within the meaning of Rule 401(h)(2) of Regulation S-K.

      As of March 15, 2004, the Governance and Nominating Committee consisted of directors Angell, Claussen, Koeberer, Montna and Moss. Ronald F. Angell serves as the Chairman. Each member of the Governance and Nominating Committee is deemed independent within the meaning of NASD Rule 4200(a)(15). The Governance and Nominating Committee is responsible for nomination of directors, determination of director independence, director education and director compensation. The Governance and Nominating Committee will consider candidates for directors by security holders upon submission to the Governance and Nominating Committee of the names of the proposed candidates. No changes in director nominating procedures by security holders were enacted by the Governance and Nominating Committee during the past year.

Section 16(a) Beneficial Ownership Reporting Compliance.

      Section 16(a) of the Exchange Act requires our executive officers and directors to file reports of ownership and changes in ownership of our common stock with the SEC. Executive officers and directors are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

      Based solely upon a review of Forms 3, 4 and 5 filed with the SEC, directors and officers of the Company timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, except for the following incidents. All Directors inadvertently filed a Form 4 late due to a delay with the Non-Qualified stock option grant on June 26, 2003. Messrs. Moss, Weborg, and Winzler each inadvertently filed a Form 4 late due during July 2003 due to delays in calculating the number of deferred shares issued under Humboldt Director Fee Plan. Mr. Francis inadvertently filed a Form 4 late for a transaction dated July 24, 2003, involving his spouse, who is also employed by the Company. Mr. Claussen inadvertently filed a late Form 4 due to a delay of communication from his stock broker with a transaction dated September 19, 2003. Mr. Pigeon inadvertently filed his initial Form 3 late due to delays in obtaining his EDGAR codes.

Code of Ethics

      Humboldt has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions. A copy of the Code of Ethics is filed as an exhibit to this Form 10-K and will be available on Humboldt’s website at www.humboldtbancorp.com (click on “Corporate Governance” icon). Humboldt intends to post on the website any waivers of or amendments to the Code of Ethics and also to disclose such under Item 10 on Form 8-K by April 30, 2004.

Executive Officers of the Company

      The names, ages and background for at least the past five years for each person who served as an executive officer during the past fiscal year is as follows:

Name/Position	Age	Experience

Robert M. Daugherty President and Chief Executive Officer	50	Mr. Daugherty joined Humboldt in his current position in April 2002. Prior to joining Humboldt, Mr. Daugherty served as Executive Vice President of Zions Bank from March 2001 until March 2002 and as President and Chief Executive Officer of Draper Bank & Trust from 1997 until 2001.
Mark A. Francis Executive Vice President and Director of Commercial Banking	47	Mr. Francis was appointed to his current position in June 2002. From October 2001 through May 2002, he served as President of Humboldt’s Tehama Bank subsidiary and from September 2001 through May 2002 and as Commercial Banking Officer from January 1999 through August 2001. Prior to joining Tehama Bank, Mr. Francis was employed by Bank of America as a Commercial Banking Officer for 16 years.
Patrick J. Rusnak Executive Vice President and Chief Financial Officer	40	Mr. Rusnak joined Humboldt as Chief Financial Officer in November 2000. Prior to joining Humboldt, he served as Controller of United Community Banks, Inc.
Mark P. Wardlow Executive Vice President and Chief Credit Officer	46	Mr. Wardlow joined Humboldt as Chief Credit Officer in June 2002. Prior to joining Humboldt, he was employed by Bank of America for nine years, most recently as Senior Vice President/ Commercial Banking for Bank of America
Ronald B. Pigeon Senior Vice President and Controller	54	Mr. Pigeon joined Humboldt in July 2003. Prior to joining Humboldt he was employed as Chief Financial Officer of 722 Redemption Funding, Inc., (1998 — 2003) and Controller of Trans Financial, Inc., (1993 — 1998).

      Executive officers are elected annually by the Board of Directors and serve at the pleasure of the Board. Messrs. Daugherty, Francis, Rusnak and Wardlow have each entered into employment agreements with Humboldt. Further information regarding the employment agreements is provided in Item 11 under the heading “Employment Agreements.” There is no family relationship between any of the executive officers or directors.

Item 11.	Executive Compensation

      This table lists the compensation paid in the past three years for all services of Humboldt’s named Executive Officers.

Salary Compensation Table

						Long-Term Compensation

		Annual Compensation				Restricted		Stock
						Stock		Options	LTIP	All Other
Name and Principal Position	Year	Salary	Bonus		Other(5)	Awards		Granted	Payouts	Compensation

Robert M. Daugherty(1)	2003	$270,000	$180,542		—	—		60,000 (3)	—	$271,824	(4)
President and Chief	2002	184,170	230,000	(2)	—	—		180,000 (3)	—	87,851	(4)
Executive Officer	2001	—	—		—	—		—	—	—
Mark A. Francis	2003	160,000	17,500			$28,500	(6)	—	—	—
Executive Vice	2002	143,333	35,000			—		—	—	—
President/ Director	2001	96,942	22,500			—		—	—	—
of Commercial Banking
Patrick J. Rusnak	2003	175,000	87,500	(7)		28,500	(6)	—	—	—
Executive Vice	2002	165,000	75,000	(7)		112,560	(8)	18,000	—	111,895	(9)
President/ Chief	2001	151,875	56,250	(7)		—		3,960	—	19,739	(10)
Financial Officer
Mark P. Wardlow(1)	2003	160,000	50,000			28,500	(6)	—	—	16,655	(11)
Executive Vice	2002	83,081	35,000			—		30,000	—	—
President/ Chief	2001	—	—			—		—	—	—
Credit Officer

(1)	Mr. Daugherty joined Humboldt in April 2002 and Mr. Wardlow joined Humboldt in June 2002.

(2)	Includes $100,000 paid to Mr. Daugherty for the achievement of a performance goal under the terms of his amended employment agreement dated May 2, 2002 and a $130,000 bonus related to Humboldt’s financial performance during 2002 paid on January 15, 2003.

(3)	Options granted to Mr. Daugherty pursuant to his employment agreement, as amended.

(4)	Includes payments made to or on behalf of Mr. Daugherty, including tax gross-ups, related to the sale of his principal residence in Sandy, Utah, the purchase of a residence in Granite Bay, California and temporary living expenses.

(5)	No perquisites are reported as Other Annual Compensation as such perquisites did not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus reported for the named executive officers.

(6)	Represents restricted shares of 2,000 each granted to Messrs. Francis, Rusnak, and Wardlow. The restricted shares were valued at $14.25 on the grant date. The vesting schedule provides for the shares to vest over a period of four years, with 1/4 of the shares vested on the first anniversary from date of grant. Dividends will only be paid on vested shares.

(7)	Includes amounts deferred by Mr. Rusnak pursuant to a deferred compensation agreement.

(8)	Mr. Rusnak was granted 12,000 restricted shares valued at $9.38 per share in April 2002. The vesting schedule provides for the shares to vest over a period of two years, with 1/3 the shares vested on the date of grant. Dividends will only be paid on vested shares.

(9)	Includes payments made to or on behalf of Mr. Rusnak, including tax gross-ups related to the sale of his principal residences and related moving costs in Blairsville, Georgia and Eureka, California and the purchase of a residence in Granite Bay, California.

(10)	Relocation-related expense payments made to or on behalf of Mr. Rusnak for moving household goods and temporary living expenses in connection with his move from Blairsville, Georgia to Eureka, California.

(11)	Includes payments made to or on behalf of Mr. Wardlow, including tax gross-ups, related to the purchase of his new residence in Granite Bay, California.

Employment Agreements

      Humboldt has entered into employment agreements with Messrs. Daugherty, Francis, Rusnak and Wardlow.

      The agreement between Humboldt and Robert M. Daugherty was entered into on April 15, 2002 and has a term of three years. Under the terms of his employment agreement, Mr. Daugherty is paid a base salary of $270,000, and bonuses of up to 100% of base salary based on performance. In addition, the employment agreement provided for the following stock option grants (as adjusted for the six-for-five stock split in August 2002): Options to purchase 180,000 shares effective April 15, 2002; 60,000 shares on January 1, 2003; 60,000 shares on January 1, 2004; and 27,600 shares on January 1, 2005.

      The exercise price for each grant will be the fair market value as of the date of such grant and vest  1/3 each on the date of grant, first anniversary and second anniversary. In May 2002, Mr. Daugherty’s employment agreement was amended in order to adjust for the differential between the exercise price of Mr. Daugherty’s initial stock option grant on August 15, 2002 and the market value of Humboldt common stock when Mr. Daugherty orally accepted an offer of employment on March 26, 2002. The amendment provides for payment of a $100,000 cash bonus if the market price of Humboldt’s common stock exceeds certain targets for 30 consecutive trading days. During August 2002, the first target of $13.33 was met and the prescribed payment was made. The two remaining targets are $17.50 and $21.67 per share.

      Mr. Daugherty’s employment agreement provides that, in the event of a change in control, he will receive the greater of (i) his base salary for the remaining term of his employment, plus a pro-rata portion of his prior year bonus and (ii) two times his base salary and his prior year’s bonus.

      On June 27, 2002, Humboldt entered into employment agreements with Mark A. Francis, Patrick J. Rusnak and Mark P. Wardlow (“Executive Officer” individually). These agreements all have substantially similar terms and provisions, including a term of three years. Further, the employment agreement provides that, under certain circumstances following a change in control, the Executive Officer will receive the greater of (i) his base salary for the remaining term of his employment and earned but unpaid bonus and (ii) two times his base salary plus any earned but unpaid bonus. Mr. Rusnak’s agreement provides for an additional payment equal to two times the prior year’s bonus. The circumstances triggering the change in control payments include, but are not limited to, involuntary termination without cause or a material reduction in the Executive Officer’s compensation or responsibilities within one year of the change in control.

Options Granted in Last Fiscal Year

      The following table sets forth options granted to the named executive officers during the past fiscal year.

Potential Realized Value
at Assumed Annual Rates
	Number of	Percent of			of Stock Price
	Securities	Total	Exercise		Appreciation for
	Underlying	Options Granted	Base		Option Term
	Options	to Employees in	Price	Expiration
Name	Granted	Fiscal Year(1)	($/sh)	Date	5%(2)	10%(2)

Robert M. Daugherty	60,000	75.9%	$10.30	1/13/13	$388,657	$984,933

(1)	Based on total options granted to employees in 2003 of 79,000.

(2)	5% and 10% assumed compounded annual growth rates of appreciation are mandated by the rules of the SEC and are not an estimate or projection and therefore may bear no relation to future prices for the Company’s common stock or actual performance.

Ten-Year Options/ SAR Repricings

      There was no repricing of options for the fiscal year ended December 31, 2003.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

      The following table sets forth executive officer options exercised and option values for the fiscal year ended December 31, 2003 for all executive officers at the end of the year.

	Shares		Number of Options at		Value of Unexercised Options
	Acquired		December 31, 2003		In-the-Money at December 31, 2003
	on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable(1)	Unexercisable(1)

Robert M. Daugherty	49,958	$55,953	80,000	100,000	$600,400	$1,345,800
Mark A. Francis	12,888	156,460	10,309	2,579	133,914	33,501
Patrick J. Rusnak	—	—	17,280	6,000	151,632	49,020
Mark P. Wardlow	—	—	19,999	10,001	85,196	42,604

(1)	Value of an unexercised option in the money is calculated by the remainder of the closing price for a share of Humboldt common stock as of December 31, 2003, minus the exercise price times the number shares subject to the option.

Benefit Plans

      Retirement Plan. Currently, Humboldt has a defined contribution retirement plan covering substantially all employees. Contributions to the plan are made at the discretion of the Board of Directors in an amount not to exceed the maximum amount deductible under the profit sharing plan rules of the Internal Revenue Service. Employees may elect to have a portion of their compensation contributed to the plan in conformity with the requirements of Section 401(k) of the Internal Revenue Code. Salaries and employee benefits expense includes contributions to the plan of $298,000, $403,000, and $642,000 during 2003, 2002 and 2001, respectively.

      Director Fee Plan. Humboldt has adopted the Humboldt Bancorp and Subsidiaries Amended and Restated Director Fee Plan (the “Fee Plan”). The Fee Plan permits each director of Humboldt or one of its subsidiary banks to elect to receive his/her director’s fees in the form of Humboldt common stock or cash, or a combination thereof of Humboldt common stock and cash, and to elect to defer the receipt of any of the foregoing until the end of his/her term as a director. If deferral is elected, the amount of the director’s fees shall be credited to an account on behalf of the director. However, such crediting shall constitute a mere promise on the part of Humboldt to pay/distribute on this account. The account is otherwise unsecured, unfunded, and subject to the general claims of creditors of Humboldt. The Fee Plan provides for the issuance of up to 193,261 shares of Humboldt common stock. The amount of such fees deferred was $144,450, $153,750 and $119,976 in 2003, 2002, and 2001, respectively. At December 31, 2003, and 2002, the liability for amounts due under this plan totaled $455,956 and $311,012, respectively, or approximately 44,760 and 34,147 shares of Humboldt Bancorp common stock.

      Post-Employment Benefit Plans and Life Insurance Policies. Humboldt and Humboldt Bank have entered into Officer Salary Continuation Agreements and Deferred Compensation Agreements with key employees. The Officer Salary Continuation Agreements provide for payments in the event of retirement, death, disability or change in control. The Deferred Compensation Agreements allow the employees to defer a portion of current compensation in exchange for Humboldt’s commitment to pay a deferred benefit at retirement. Deferred compensation is vested as to the amounts deferred. Both the Officer Salary Continuation Agreements and the Deferred Compensation Agreements are unfunded although, as discussed below, Humboldt has purchased life insurance policies in connection with the implementation of the two plans.

      Humboldt has entered into Deferred Compensation Agreements with Robert M. Daugherty (Effective January 1, 2004) and Patrick J. Rusnak (Effective December 2000). Under the terms of these agreements Messrs. Daugherty and Rusnak can elect to defer cash compensation in an unfunded account that bears interest at Wall Street Journal Prime plus 1%. Humboldt has entered into a Salary Continuation Agreement with Mark A. Francis, dated January 15, 1999, which provides for payment of the following Annual Benefits based on years of service: $66,667 per year for 7 years increasing to $83,333 per year if Mr. Francis is employed for at least 9 years and he will receive such annual payment for each year he is employed.

      At December 31, 2003, 2002 and 2001, liabilities recorded for the estimated present value of future salary continuation and deferred compensation benefits totaled approximately $6.5 million, $6.4 million, and $5.9 million respectively. In the event of death or under other selected circumstances, Humboldt is contingently liable to make future payments greater than the amounts recorded as liabilities. Based on present circumstances, Humboldt does not consider it probable that this contingent liability will be incurred or that in the event of death, a liability would be material after consideration of life insurance benefits.

      Humboldt has purchased single premium life insurance policies in connection with the implementation of these salary continuation and deferred compensation plans for certain key employees. The policies provide protection against the adverse financial effects from the death of a key employee and provide income to offset expenses associated with the plans. The specified employees are insured under the policies, but Humboldt (or Humboldt Bank) is the owner and beneficiary. At December 31, 2003, 2002, and 2001 the cash surrender value of these policies totaled approximately $16.3 million, $15.6 million and $15.1 million, respectively.

      Stock Option Plans. Humboldt has a stock option plan that was originally adopted by Humboldt Bank in 1992 and assumed by Humboldt Bancorp upon formation of the holding company in 1996 (“1992 Plan”) under which incentive stock options, as defined under the Internal Revenue Code, and/or non-statutory stock options may be granted.

      As of December 31, 2003, 599,095 options were outstanding under the 1992 Plan. Options granted under the 1992 Plan may have an exercise period of not longer than ten years and all options granted vest immediately. The numbers of shares authorized and outstanding under the 1992 plan above include options granted by Humboldt Bank prior to the assumption of the 1992 Plan by Humboldt Bancorp.

      The 1992 Plan contains an antidilution provision in the event of a private or public offering of Humboldt Bancorp common stock. Under the current antidilution provision, participants will be granted additional options to purchase shares of Humboldt Bancorp common stock based on the number of shares issued in the public offering. Additional options will be granted to a current employee, officer or director who holds options so as to maintain on optionee’s proportionate interest in Humboldt Bancorp by reason of his or her unexercised portions of options as before the issuance. However, the total number may not exceed that available for grant under the Humboldt Stock Option Plan. In December 2000, the Directors of Humboldt sought waiver of the antidilution provision of the stock option plan representing approximately 42% of the outstanding options. In March 2001, substantially all Humboldt Employees holding stock options also agreed to waive the antidilution provision of the Stock Option Plan. The waiver of antidilution provision became effective March 9, 2001.

      The exercise price for such additional options shall be the fair market value of the Humboldt common stock on the date of the additional grant, except that in the event of an incentive stock option, the exercise price shall be 110% if the optionee is an employee owning more than 10% of the total combined voting power of all classes of stock of Humboldt.

      Humboldt Bancorp & Subsidiaries 2001 Equity Incentive Plan. In May 2001, the shareholders of Humboldt approved the Humboldt Bancorp & Subsidiaries 2001 Equity Incentive Plan, which was subsequently amended during 2003 (“2001 Plan”). Under the 2001 Plan, a total of 655,000 shares may be issued under different forms, including stock options and restricted shares to all Humboldt employees, officers and directors. As of December 31, 2003, a total of 329,411 shares are subject to options and restricted stock awards under the 2001 Plan.

      Option Grants. One or more options may be granted to each eligible person. The options granted under the 2001 Plan will be evidenced by an award agreement, which will expressly identify the option as an incentive stock option or a non-qualified stock option. The administrator shall specify the grant date, exercise price, terms and conditions for the exercise of the options. No option under the 2001 Plan shall terminate later than ten years after the date of grant subject to certain restrictions. In the case of an incentive stock option when the optionee owns more than 10% of the total combined voting power of all classes of stock, the option shall expire not later than five years after the date of grant. The 2001 Plan has been amended to increase to 162,000 shares the maximum number of shares subject to options which can be granted under the Amended 2001 Plan during any calendar year to an individual.

      Restricted Stock Awards. The administrator shall determine all terms and conditions of the restricted stock award subject to the following. The offer of an award of restricted stock shall be accepted by the participant’s execution and delivery of the award agreement and full payment for the shares to Humboldt within thirty days from the date the award agreement is delivered to the person. The purchase price will be at least eighty-five percent of the fair market value of the shares on the date the restricted stock award is granted. Unless the administrator provides otherwise, no grant of restricted shares may be assigned, encumbered, or transferred except in the event of death, or by will or the laws of descent and distribution.

      Stock Bonuses. A stock bonus may be awarded pursuant to an award agreement and will comply with the terms of the 2001 Plan. The administrator shall determine the number shares to be awarded to each participant and whether such shares will be restricted stock. If the stock bonus is being earned upon the satisfaction of a performance goal, the administrator shall determine the proper award. The maximum number of shares available under the 2001 Plan for Restricted Stock Awards and Stock Bonuses is 130,000 shares.

      Stock Appreciation Rights. A stock appreciation right (SAR) may be awarded pursuant to an award agreement and shall be based upon such factors as the administrator may determine. The administrator will determine the time period during which a SAR may be exercised, but such period may not commence until six months after the date of grant. The maximum number of shares subject to SAR’s which can be granted under the 2001 Plan during any calendar year to any individual is 162,000 shares. Exercise of the right shall be by written notice and entitles the participant to receive a number of shares, cash, or a combination thereof. The number of shares which may be issued upon exercise of the SARs shall be determined by dividing the number of shares as to which the SAR is exercised multiplied by the amount by which the fair market value of the shares on the exercise date exceeds the fair market value of the shares on the date of grant of the SAR, by the fair market value of the shares on the exercise date, however, the administrator may, in its sole discretion, pay cash in lieu of shares.

      Tehama Stock Option Plans. Humboldt has assumed the Stock Option Plans of Tehama Bancorp as part of the merger agreement entered into between the two companies effective March 9, 2001. As of March 9, 2001, Tehama Bancorp had two Stock Options Plans under which issued and unexercised options exist. The two plans are the Tehama Bancorp 1994 Stock Option Plan (the “1994 Plan”) and the 1999 Stock Option Plan (the “1999 Plan”).

      As of the effective date of the merger, all outstanding rights with respect to stock options issued under the 1994 and 1999 Plans were converted into and became equivalent rights with respect to Humboldt common stock at the applicable conversion rate with a corresponding adjustment in the option price, and Humboldt assumed each Tehama Stock Option in accordance with the terms of the Tehama Stock Option Plans and the stock option agreement by which it is evidenced.

      The 1994 Plan was terminated for the purpose of granting new options on May 14, 1999, the effective date of the 1999 Plan approved by the shareholders of Tehama Bancorp at the 1999 Annual Meeting of Shareholders. As of December 31, 2003 there were no options outstanding under the 1994 Plan. Under the 1999 Plan, nonstatutory (sometimes also called “non-qualified”) options to purchase shares of Tehama Bancorp’s common stock may be granted to employees, directors and consultants of Tehama Bancorp, and incentive options may be granted to employees. The 1999 Plan is now administered by the Humboldt Bancorp Board of Directors and assumed by Humboldt. Options for 193,137 shares of Humboldt common stock were outstanding under the 1999 Plan as of December 31, 2003.

      The exercise price of each option granted pursuant to the 1999 Plan ordinarily may not be less than one hundred percent (100%) of the fair market value of the stock subject to the option on the date the option is granted, and no option may have a term exceeding ten years. All options (except for automatic option grants to directors of Tehama Bancorp) terminate upon termination of employment, but may be exercised (to the extent vested) for varying periods after termination of employment. During an optionee’s lifetime, the optionee’s incentive options may be exercised only by him or her and may not be transferred. An optionee’s nonstatutory options also are not transferable during the optionee’s lifetime, except to the extent otherwise permitted in the option agreement. The exercise price of shares issued pursuant to exercise of an option under the 1999 Plan may always be paid in cash and, in addition, may be paid, in the discretion of the Board, with (1) Humboldt shares already owned by the optionee, valued at their fair market value, (2) the proceeds of a resale of the shares by an authorized securities broker or (3) the proceeds of a loan (by a securities broker or lender approved by Humboldt) secured by a pledge of the shares acquired by the exercise.

Director Compensation

      In 2003, each director received a monthly retainer of $1,000 and a monthly meeting fee of $800 for each meeting attended. In addition to the above, the Chairman received an additionally monthly retainer of $500. Directors are also paid $800 for each special meeting not held by teleconference. No fee was paid for special meetings held by teleconference.

      Each director serving on a committee was paid for meetings attended as follows: Audit Committee, $500; Governance and Nominating Committee, $300; Compensation Committee, $300 and Risk committee, $300. Committee Chairs also received a monthly fee of $250.

      Directors are entitled to defer all or part of their compensation in accordance with the terms of the Amended Humboldt Bancorp Directors’ Fee Plan. This plan provides for the deferral of fees into stock units (based on the current market price of Humboldt common stock), or cash (with interest accrued at a market-based rate), or a combination of stock and cash.

Compensation Committee Interlocks and Insider Participation

      No Member of the Compensation Committee was an officer or employee of Humboldt or any of its subsidiaries during 2003. None of the executive officers of Humboldt has served on the Board of Directors or on the Compensation Committee of any other entity, any of whose officers served either on the Board of Directors or on the Compensation Committee of Humboldt. During 2002, a corporation in which Mr. Napier is a part owner, provided insurance to Humboldt for which such corporation received insurance premiums. See Item 13. “Certain Relationships and Related Transactions”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth, as of March 15, 2003, certain information with respect to the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our executive officers and directors, and (iii) each of our directors and executive officers as a group. As of March 15, 2003, there were 15,153,445 shares outstanding.

		Stock Options
		Outstanding
		and	Beneficial	Ownership
Name	Shares(1)	Warrants(2)	Ownership(3)%

Ronald F. Angell	101,694	45,373	147,067	0.968%
Richard Claussen	12,154	15,866	28,020	0.128%
Robert M. Daugherty	60,000	240,000	300,000	1.949%
Harold M. Eastridge	178,835	55,224	234,059	1.539%
Gary C. Katz	114,461	4,681	119,142	0.786%
John W. Koeberer	66,727	14,888	81,615	0.538%
Donald H. Livingstone	6,422	32,050	38,472	0.253%
Theodore S. Mason	48,624	131,177	179,801	1.176%
Diane D. Miller	—	—	—	0.000%
Steven R. Mills	3,700	2,000	5,700	0.038%
Alfred G. Montna	10,171	28,186	38,357	0.253%
Kelvin H. Moss	34,423	16,599	51,022	0.275%
Gary L. Napier	83,440	7,259	90,699	0.598%
Tom Weborg	12,098	10,227	22,325	0.147%
John R. Winzler	138,839	56,374	195,213	1.283%
Mark A. Francis	15,467	17,066	32,533	0.187%
Patrick J. Rusnak	6,437	27,281	33,718	0.222%
Mark P. Wardlow	—	30,000	30,000	0.198%
Ronald B. Pigeon	—	—	—	0.000%
Total (19 Officers and Directors)	893,492	734,251	1,627,743	10.538%

(1)	Does not include deferred shares attributed to certain directors that have not yet been issued and therefore, are not deemed beneficially owned.

(2)	Represent shares underlying options and warrants exercisable within sixty days.

(3)	Represent shares owned and options and warrants exercisable within sixty days.

Compensation Plan Table

      The following table provides aggregate information as of the end of the fiscal year ended December 31, 2003 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance. Also see Notes 1 and 17 to Humboldt’s financial statements for the year ended December 31, 2003 regarding more information on Humboldt’s stock option plans.

	Number of		Number of Securities
	Securities to be		Remaining Available for
	Issued Upon		Future Issuance Under
	Exercise of		Equity Compensation
	Outstanding	Weighted-average	Plans (excluding
	Options	Exercise Price of	securities reflected in
Plan Category	(1),(2),(3)	Outstanding Options	column A)(3)

Equity compensation plans approved by security holders	973,266	$7.79	399,584
Equity compensation plans not approved by security holders	None	N/A	N/A
Total	973,266	$7.79	399,584

(1)	Column A includes 21,001 unvested stock bonus award shares under the 2001 Plan.

(2)	Column A includes 44,760 shares accrued and Column C includes 126,581 shares reserved under the Fee Plan, which provides for directors of Humboldt Bancorp or Humboldt Bank to elect to defer earned fees into a cash account (with interest paid at a market-based variable rate) or stock units (calculated monthly by dividing the fees deferred by the current market value of Humboldt common stock).

(3)	Column A does not included options for 193,197 shares issued and outstanding under two plans that were approved by the shareholders of Tehama Bancorp prior to the merger of Humboldt Bancorp and Tehama Bancorp in March 2001. Upon completion of the merger, options to purchase one share of Tehama Bancorp common stock under the Tehama Bancorp plans was converted to purchase 1.775 shares of common stock of Humboldt Bancorp (the same exchange ratio as used for the conversion of Tehama Bancorp shares into Humboldt Bancorp shares), and the exercise price of each option was adjusted accordingly by the exchange ratio. Subsequent to the completion of the merger, no additional grants were made under either of the Tehama Bancorp plans.

Item 13.	Certain Relationships and Related Transactions

      Some of Humboldt’s directors and executive officers and their immediate families, as well as the companies, with which they may have interest in, have had loans from the Bank in the ordinary course of the Bank’s business. In addition, the Bank expects to have loans with these persons in the future. In management’s opinion, all these loans and commitments to lend were made in the ordinary course of business, were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons of similar creditworthiness and, in the opinion of management, did not involve more than a normal risk of collectability or present other unfavorable features. Since these loans were made in compliance with Federal Reserve Regulation O, they are exempt from the requirements of the Sarbanes-Oxley Act of 2002.

      The outstanding balance under extensions of credit by the Bank to directors and executive officers of Humboldt and the Bank and to the companies that these directors and executive officers may have an interest was $3,131,000, $4,449,000 and $7,264,000 as of December 31, 2003, 2002 and 2001, respectively.

      Humboldt purchased insurance coverage through Buffum and Napier Insurance Brokers. Mr. Gary Napier, a director, is the indirect owner of Buffum and Napier Insurance Brokers. The annual insurance premium of $84,957 began December 17, 2001 and will end on December 17, 2004.

Item 14.	Principal Accounting Fees and Services

      KPMG LLP has served as Humboldt’s independent certifying accountants for the fiscal year ended December 31, 2003, and during the course of that fiscal year they were also engaged by Humboldt to provide certain non-audit services. During the year ended December 31, 2003 and 2002, the following fees were paid for services provided by KPMG LLP.

	2003	2002

Audit Fees(1)	$280,788	$229,000
Audited-Related Fees(2)	20,000	27,000
Tax Fees(3)	88,060	96,000
All Other Fees(4)	57,165	415,000
Total	446,013	767,000

(1)	Audit Fees — The aggregate fees paid for the annual audit of Humboldt’s financial statements included in Humboldt’s Form 10-K for the years ended December 31, 2003 and 2002 and the review of Humboldt’s quarterly reports on Form 10-Q for such years, including reimbursements for out of pocket expenses.

(2)	Audited-Related Fees — The aggregate fees paid for Retirement Plan Audit Services.

(3)	Tax Fees — The aggregate fees paid for the tax compliance and tax consulting for Humboldt for years ended December 31, 2003 and 2002.

(4)	All Other Fees — The aggregate fees paid to KPMG LLP for other non-audit services for Humboldt during years ended December 31, 2003 and 2002.

The Audit committee has considered the provision of services under this caption of “All Other Fees”, approved such fees and believes that these services rendered are compatible with maintaining KPMG LLP’s 2003 independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) 1. Financial Statements

The following documents are contained in Part III, Item 8 of this report:

Report of Independent Certifying Accountants

Consolidated Balance Sheets at December 31, 2003 and 2002

Consolidated Statements of Income for the years ended December 31, 2003, 2002, and 2001

Consolidated Statements of Changes in Stockholders’ Equity for years ended December 31, 2003, 2002, and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001

Notes to Consolidated Financial Statements

      2. Financial Statement Schedules

All financial statement schedules are omitted, as the required information is not applicable or included in the notes to the financial statements.

      3. Exhibits (See Item 15 (c))

      (b) Report on Form 8-K was filed on December 16, 2003 disclosing that the shareholders of Humboldt Bancorp and California Independent had each approved the principal terms of the Agreement and Plan of

Merger between Humboldt Bancorp and California Independent Bancorp at special shareholders’ meetings held on December 15, 2003. A copy of the press release for the announcement was included as an exhibit.

      (c) Exhibits Required by Item 601 of Regulation S-K

3.	1	Amended and Restated Articles of Incorporation of Humboldt Bancorp (Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended December 31, 1996, previously filed with the Commission)
3.	2	Bylaws of Humboldt Bancorp (Incorporated by reference to the Company’s Form 10-KSB for the fiscal year ended December 31, 1996, previously filed with the Commission)
3.	3	Amended and Restated Articles of Incorporation dated June 5, 2002. (Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2002, previously filed with the Commission)
3.	4	Amended and Restated Bylaws dated May 16, 2002. (Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2002, previously filed with the Commission)
10.	1	Amended Employment Agreement with Theodore S. Mason (Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1996, and previously filed with the Commission)
10.	2	Director Fee Plan (Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1998, and previously filed with the Commission)
10.	3	Amended Humboldt Bancorp Stock Option Plan (Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1998, and previously filed with the Commission)
10.	4	Salary Continuation Agreement with Theodore S. Mason (Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1998, and previously filed with the Commission)
10.	6	Salary Continuation Agreement with Ronald V. Barkley (Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1998, and previously filed with the Commission)
10.	7	Salary Continuation Agreement with Paul A. Ziegler (Previously filed on November 12, 1999, with the Company’s filing on Form S-4 (File No. 333-90925))
10.	8	Director-Shareholder’s Agreement in Global Bancorp and Humboldt Bank Merger (Previously filed on November 12, 1999, with the Company’s filing on Form S-4 (File No. 333-90925))
10.	9	Affiliate’s Agreement with Global Bancorp (Previously filed on November 12, 1999, with the Company’s filing on Form S-4 (File No. 333-90925))
10.	10	Trust Indenture in connection with certificates of interest in a promissory note for the Global Bancorp merger (Previously filed on November 12, 1999, with the Company’s filing on Form S-4 (File No. 333-90925))
10.	11	Deferred Compensation Agreement with Theodore S. Mason (Previously filed on November 12, 1999, with the Company’s filing on Form S-4 (File No. 333-90925))
10.	13	Deferred Compensation Agreement with Ronald V. Barkley (Previously filed on November 12, 1999, with the Company’s filing on Form S-4 (File No. 333-90925))
10.	14	Plan of Reorganization with Silverado Merger Co. (Previously filed on November 12, 1999, with the Company’s filing on Form S-4 (File No. 333-90925))
10.	15	Global Bancorp Loan Purchase Agreement (Previously filed on February 7, 2000, with the Company’s pre-effective amendment no. 1 to Form S-4 (File No. 333-90925))

10.	16	Affiliate’s Agreement signed by Tehama Bancorp affiliates in connection with the Tehama Bancorp Merger (Previously filed on November 14, 2000, with the Company’s filing on Form S-4 (File No. 333-49866))
10.	17	Humboldt Bancorp Stock Option Agreement to purchase Tehama Bancorp common stock (Previously filed on November 14, 2000, with the Company’s filing on Form S-4 (File No. 333-49866))
10.	18	Tehama Bancorp Stock Option Agreement to purchase Humboldt Bancorp common stock (Previously filed on November 14, 2000, with the Company’s filing on Form S-4 (File No. 333-49866))
10.	19	Humboldt Bancorp Indenture — Junior subordinated debt securities (Filed on November 14, 2000, with the Company’s Form 10-Q for the quarter ended September 30, 2000)
10.	20	Amended and Restated Declaration of Trust for junior subordinated debt securities (Filed on November 14, 2000, with the Company’s Form 10-Q for the quarter ended September 30, 2000)
10.	21	2001 Humboldt Bancorp and Subsidiaries Equity Incentive Plan (Previously filed with the Company’s proxy statement dated April 13, 2001 filed with the Commission on April 14, 2001)
10.	22	Change in control severance agreement dated April 12, 2002 by and between Humboldt Bancorp and Patrick J. Rusnak. (Incorporated by reference to the Humboldt’s Form 10-Q for the quarter ended March 31, 2002 filed with the SEC on May 15, 2002)
10.	23	Employment agreement dated April 14,2002 by and between Humboldt Bancorp and Robert M. Daugherty (Incorporated by reference to the Humboldt’s Form 10-Q for the quarter ended March 31, 2002 filed with the SEC on May 15, 2002)
10.	24	First Amendment to Employment Agreement between Humboldt Bancorp and Robert M. Daugherty (Incorporated by reference to the Humboldt’s Form 10-Q for the quarter ended March 31, 2002 filed with the SEC on May 15, 2002).
10.	25	Employment Agreement dated June 24, 2002 between Humboldt Bancorp and Patrick J. Rusnak (Incorporated by reference to Exhibit 10.1 of Humboldt’s Form 10-Q for the quarter ended June 30, 2002 filed with the SEC on August 19, 2002).
10.	26	Employment Agreement dated June 24, 2002 between Humboldt Bancorp and Mark P. Wardlow (Incorporated by reference to Exhibit 10.2 of Humboldt’s Form 10-Q for the quarter ended June 30, 2002 filed with the SEC on August 19. 2002).
10.	27	Employment Agreement dated June 24, 2002 between Humboldt Bancorp and Mark A. Francis (Incorporated by reference to Exhibit 10.3 of Humboldt’s Form 10-Q for the quarter ended June 30, 2002 filed with the SEC on August 19, 2002).
10.	29	Executive Salary Continuation Agreement for Mark A. Francis (incorporated by reference to Exhibit 10.29 of Humboldt’s Form 10-K for the year ended December 31, 2002, filed with the Commission on March 28, 2003).
10.	30	California Independent Bancorp 1989 Amended and Restated Stock Option Plan (Incorporated by reference to Form S-8 filed with the Commission on January 8, 2004)
10.	31	California Independent Bancorp 1996 Stock Option Plan (Incorporated by reference to Form S-8 filed with the Commission on January 8, 2004)

10.	32	California Independent Bancorp 2000 Equity Incentive Plan (Incorporated by reference to Form S-8 filed with the Commission on January 8, 2004)
10.	33	Code of Ethics
21.	1	Subsidiaries of Humboldt Bancorp are:

Subsidiary Name	State of Incorporation

Humboldt Bank	California
HB Capital Trust I	Delaware
Humboldt Bancorp Statutory Trust I	Connecticut
Humboldt Bancorp Statutory Trust II	Connecticut
Humboldt Bancorp Statutory Trust III	Connecticut
Bancorp Financial Services, Inc.	California

           Humboldt Bancorp owns either directly or indirectly 100% of the voting stock of each subsidiary listed above.

23.1	Consent of KPMG LLP
31.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchanged Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2004.

HUMBOLDT BANCORP

/s/ ROBERT M. DAUGHERTY

Robert M. Daugherty
President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT M. DAUGHERTY Robert M. Daugherty	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2004

/s/ PATRICK J. RUSNAK Patrick J. Rusnak	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 29, 2004

/s/ RONALD B. PIGEON Ronald B. Pigeon	Senior Vice President and Controller (Principal Accounting Officer)	March 29, 2004

/s/ RONALD F. ANGELL Ronald F. Angell	Director	March 29, 2004

/s/ RICHARD CLAUSSEN Richard Claussen	Director	March 29, 2004

/s/ HAROLD M. EASTRIDGE Harold M. Eastridge	Director	March 29, 2004

/s/ GARY C. KATZ Gary C. Katz	Director	March 29, 2004

/s/ JOHN W. KOEBERER John W. Koeberer	Chairman of the Board	March 29, 2004

/s/ DONALD H. LIVINGSTONE Donald H. Livingstone	Director	March 29, 2004

/s/ STEVEN R. MILLS Steven R. Mills	Director	March 29, 2004

Signature	Title	Date

/s/ KELVIN H. MOSS Kelvin H. Moss	Director	March 29, 2004

/s/ THEODORE S. MASON Theodore S. Mason	Director	March 29, 2004

/s/ DIANE D. MILLER Diane D. Miller	Director	March 29, 2004

/s/ ALFRED G. MONTNA Alfred G. Montna	Director	March 29, 2004

/s/ GARY L. NAPIER Gary L. Napier	Director	March 29, 2004

/s/ TOM WEBORG Tom Weborg	Director	March 29, 2004

John R. Winzler	Director

EXHIBIT INDEX

10.	33	Code of Ethics
21.	1	Subsidiaries of Humboldt Bancorp are:

Subsidiary Name	State of Incorporation

Humboldt Bank	California
HB Capital Trust I	Delaware
Humboldt Bancorp Statutory Trust I	Connecticut
Humboldt Bancorp Statutory Trust II	Connecticut
Humboldt Bancorp Statutory Trust III	Connecticut
Bancorp Financial Services, Inc.	California

           Humboldt Bancorp owns either directly or indirectly 100% of the voting stock of each subsidiary listed above.

23.	1	Consent of KPMG LLP
31.	1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.	1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.