Form 10-Q
period 2004-03-31
HUMBOLDT BANCORP
filed 2004-05-07
CIK 1008554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to ___________

Commission file number 0-21656

HUMBOLDT BANCORP

(Exact name of registrant as specified in its charter)

California	93-1175446

(State of Incorporation)	(I.R.S. Employer Identification No.)

2998 Douglas Boulevard, Suite 330	95661
Roseville, California

Address of Principal Executive Offices	(Zip Code)

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

YES [X]       NO [   ]

Common stock, no par value: 15,285,288 shares
outstanding as of April 30, 2004

Part I. Item 1. Financial Statements

HUMBOLDT BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets (unaudited)
As of March 31, 2004 and December 31, 2003
(in thousands, except share data)

	March 31,	December 31,
	2004	2003
ASSETS
Cash and due from banks	$47,720	$31,596
Federal funds sold and interest bearing deposits with banks	—	26,365
Investment securities available for sale, at fair value	242,699	161,899
Loans	1,017,242	765,454
Less: allowance for loan losses	16,311	12,206

Net loans	1,000,931	753,248
Premises and equipment, net	27,607	19,872
Goodwill and other intangible assets	65,579	5,126
Accrued interest receivable and other assets	71,498	46,455

Total assets	$1,456,034	$1,044,561

LIABILITIES
Deposits
Noninterest-bearing	$235,683	$166,229
Interest-bearing	907,958	656,471

Total deposits	1,143,641	822,700
Federal funds purchased	11,215	—
Accrued interest payable and other liabilities	26,428	15,057
Borrowed funds	60,409	61,297
Junior subordinated debentures	58,921	48,611

Total liabilities	1,300,614	947,665
STOCKHOLDERS’ EQUITY
Preferred stock, no par value; 20,000,000 authorized, no shares issued and outstanding in 2004 and 2003	—	—
Common stock, no par value; 100,000,000 shares authorized, 15,240,822 shares in 2004 and 12,194,646 shares in 2003 issued and outstanding	113,634	58,900
Retained earnings	38,250	35,789
Accumulated other comprehensive income	3,536	2,207

Total stockholders’ equity	155,420	96,896

Total liabilities and stockholders’ equity	$1,456,034	$1,044,561

See accompanying notes to the consolidated financial statements

HUMBOLDT BANCORP AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2004	2003
Interest Income:
Interest and fees on loans	$16,199	$13,646
Interest and dividends on investment securities
Taxable	2,499	1,500
Exempt from Federal income tax	430	354
Other interest income	21	34

Total interest income	19,149	15,534
Interest Expense:
Interest on deposits	2,465	2,791
Interest on borrowed funds and other	1,514	998

Total interest expense	3,979	3,789

Net interest income	15,170	11,745
Provision for loan losses	184	589

Net interest income after provision for loan losses	14,986	11,156
Non-interest Income:
Fees and other income	1,099	993
Service charges on deposit accounts	1,416	606
Net gain on sale of loans	587	693

Total non-interest income	3,102	2,292
Non-interest Expense:
Salaries and employee benefits	7,373	5,597
Net occupancy and equipment expense	1,926	1,389
Merger-related expenses	858	—
Other expenses	3,464	2,843

Total non-interest expense	13,621	9,829

Income before income taxes	4,467	3,619
Provision for income taxes	1,550	977

Net income from continuing operations	2,917	2,642
Discontinued operations:
Gain on sale of discontinued operations, net of tax	—	17,252
Income from discontinued operations, net of tax	—	2,067

Net income	$2,917	$21,961

Earnings per common share — basic:
Continuing operations	$0.19	$0.21
Discontinued operations	—	1.54

Net Income	$0.19	$1.75

Earnings per common share — diluted:
Continuing operations	$0.19	$0.20
Discontinued operations	—	1.48

Net Income	$0.19	$1.68

Average common shares outstanding:
Basic	14,976	12,574
Diluted	15,558	13,082
Cash dividends declared per common share	$0.030	$0.025

See accompanying notes to the consolidated financial statements

HUMBOLDT BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2004	2003
Operating Activities
Net income	$2,917	$21,961
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Discontinued operations	—	(19,319)
Depreciation and amortization	2,059	1,314
Provision for loan losses	184	589
Stock-based compensation, net of tax	174	99
Net change in other assets	(7,329)	1,337
Net change in other liabilities	1,996	3,864
Net gain on sale of loans	(587)	(693)

Net cash (used in) provided by operating activities	(586)	9,152
Investing Activities
Proceeds from sale/maturities of securities available for sale	60,923	8,903
Purchases of securities available for sale	—	(12,078)
Net change in loans	(50,369)	6,355
Net change in federal funds sold and interest bearing bank deposits	45,730	(46,474)
Purchases of premises and equipment	(1,645)	(1,263)
Acquisition, net of cash acquired	(7,822)	—
Proceeds from sale of business unit	—	18,560

Net cash provided by (used in) investing activities	46,817	(25,997)
Financing Activities
Net change in deposits	(26,438)	29,887
Net change in federal funds purchased	11,215	—
Net change in other borrowed funds	(15,888)	(7,237)
Payment of cash dividends on common stock	(456)	(313)
Repurchase of common stock	—	(4,361)
Proceeds from issuance of stock for exercised options	1,460	1,236

Net cash (used in) provided by financing activities	(30,107)	19,212

Net change in cash and cash equivalents	16,124	2,367
Cash and cash equivalents at beginning of year	31,596	35,156

Cash and cash equivalents at end of period	$47,720	$37,523

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,624	$3,896
Income taxes	—	2,500
Non-cash transactions:
Unrealized holding gains (losses) on securities and interest rate swaps	2,282	(312)
Deferred income taxes on unrealized holding gains (losses) on securities and interest rate swaps	(953)	134
Tax benefit from non-qualifying dispositions of stock from options exercised	610	150

See accompanying notes to the consolidated financial statements

HUMBOLDT BANCORP AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (unaudited)
(in thousands)

	For the Three Months Ended
	March 31,
	2004	2003
Net income	$2,917	$21,961
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	2,490	(338)
Net unrealized holding (losses) gains in interest rate swaps qualifying as cash flow hedges	(208)	26

Total other comprehensive income (loss) before income taxes	2,282	(312)

Income tax expense (benefit) related to the above items:
Unrealized holding gains (losses) on securities available for sale	1,000	(145)
Net unrealized holding (losses) gains in interest rate swaps qualifying as cash flow hedges	(47)	11

Total income tax expense (benefit)	953	(134)

Net other comprehensive income (loss)	1,329	(178)

Total comprehensive income	$4,246	$21,783

See accompanying notes to the consolidated financial statements

Humboldt Bancorp and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Note 1 — Significant Accounting Policies

     The accounting and financial reporting policies of Humboldt Bancorp and Subsidiaries conform with accounting principles generally accepted in the United States of America. All material intercompany balances and transactions have been eliminated. The consolidated financial statements have not been audited. A more detailed description of Humboldt’s accounting policies is included in the 2003 annual report filed on Form 10-K.

     In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments are normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period. Certain amounts for the comparative periods of 2003 have been reclassified to conform to the 2004 presentation.

Note 2 — Per Share Data

     Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number shares of common stock outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Included in the denominator is the dilutive effect of stock options, warrants and unvested (“restricted”) stock, computed under the treasury stock method. The following table provides a reconciliation of the basic and diluted earnings per share computations for the three-month periods ended March 31, 2004 and 2003.

Earnings Per Share
(In thousands, except per share data)

	For the Three Months Ended
	March 31,
	2004	2003
Basic earnings per share:
Weighted average shares outstanding	14,976	12,574
Net income	$2,917	$21,961
Net income from continuing operations	$2,917	$2,642
Basic earnings per share	$0.19	$1.75
Basic earnings per share — continuing operations	$0.19	$0.21
Diluted earnings per share:
Weighted average shares outstanding	14,976	12,574
Net effect of the assumed exercise of stock options based on the treasury stock method using average market price for the period	582	508

Total weighted average shares and common stock equivalents outstanding	15,558	13,082

Net income	$2,917	$21,961
Net income from continuing operations	$2,917	$2,642
Diluted earnings per share	$0.19	$1.68
Diluted earnings per share — continuing operations	$0.19	$0.20

Note 3 — Discontinued Operations

     On March 13, 2003, Humboldt completed the sale of Humboldt Bank’s proprietary merchant bankcard operations to Humboldt Merchant Services, LP, an affiliate of First National Bank Holding Company. Humboldt received $32 million in cash in connection with the sale and recognized a pre-tax gain of $29.8 million ($17.3 million after tax) during the first quarter of 2003. Humboldt continued to provide sponsorship processing under several existing Independent Sales Organization (“ISO”) agreements during the remainder of 2003. As of December 31, 2003, substantially all of Humboldt’s processing under ISO agreements had ceased and, as a result, the Merchant Bankcard Processing results (including the gain recognized in connection with the sale of the Proprietary Portfolio) for all periods shown in this report have been reclassified as a discontinued operation in accordance generally accepted accounting principles. Effective January 28, 2004, Humboldt’s remaining ISO sponsorship agreement was terminated. The results of discontinued operations for the first quarter of 2004 were not material.

Note 4 — Operating Segments

     Reportable operating segments are generally defined as components of an enterprise for which discrete financial information is available, whose operating results are regularly reviewed by the organization’s decision makers and whose revenue from external customers is 10 percent or more of total revenue. Humboldt has only one reportable segment under this definition—commercial banking. The commercial banking segment provides traditional banking services such as checking, savings, time certificates of deposit and loans.

Note 5 — Stock-Based Compensation

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

Stock-Based Compensation
(in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2004	2003
Net income, as reported	$2,917	$21,961
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	174	99
Deduct: Total stock-based employee compensation determined under fair value based method for all awards, net of related tax effects	(277)	(214)

Pro forma net income	$2,814	$21,846

Earnings per share:
Basic — as reported	$0.19	$1.75
Basic — pro forma	$0.19	$1.74
Diluted — as reported	$0.19	$1.68
Diluted — pro forma	$0.18	$1.67

Note 6 — Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities and, in December 2003, issued Revised Interpretation No. 46 (FIN 46R), Consolidation of Variable Interest Entities, which replaced FIN 46. Variable interest entities are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. On December 31, 2003, Humboldt adopted FIN 46R for all existing VIEs. The adoption of FIN 46 and FIN 46R did not have a material effect on the consolidated financial statements, except as described below.

     Historically, issuer trusts that issued trust preferred securities have been consolidated by their parent companies and trust preferred securities have been treated as eligible for Tier 1 capital treatment by bank holding companies under Federal Reserve rules and regulations relating to minority interests in equity accounts of consolidated subsidiaries. Applying the provisions of FIN 46R, Humboldt is no longer permitted to consolidate the issuer trusts. Although the Federal Reserve stated in its July 2, 2003 Supervisory Letter that trust preferred securities will be treated as Tier 1 capital until notice is given to the contrary, the Supervisory Letter also indicates that the Federal Reserve will review the regulatory implications of any accounting treatment changes and will provide further guidance if necessary or warranted.

     The Bank has investments in three limited partnerships that operate qualified multi-family affordable housing projects and generate tax credits for the Bank. One of these investments was acquired as a part of the California Independent Bancorp (“CIB”) merger described in Note 7. The Bank’s interest in these partnerships was approximately

$835,000 at March 31, 2004 and $800,000 at December 31, 2003. The assets and liabilities of these partnerships consist primarily of apartment complexes and related debt. Because the partnership agreements dictate that the properties revert to the general partners at the end of each partnership, among other factors, the Bank continues to account for the investments under the equity method, and therefore the carrying value approximates its underlying equity in the net assets of the partnerships.

Note 7 — Mergers

California Independent Bancorp

     On January 6, 2004, Humboldt acquired all of the outstanding common stock of CIB of Yuba City, California, the parent company of Feather River State Bank, in an acquisition accounted for under the purchase method of accounting. The results of CIB’s operations have been included in the consolidated financial statements since that date. This merger was consistent with Humboldt’s refocus on its community bank franchise, and the unique fit of CIB’s branch locations within Humboldt’s defined footprint served to connect Humboldt’s branches in Roseville and Chico, California, with minimal overlap. The aggregate purchase price was $82.8 million, including $29.8 million of cash and Humboldt common stock and stock options valued at $53.0 million in the aggregate. The value of the 2.9 million Humboldt common shares issued was determined based on the $17.39 closing market price for Humboldt’s common stock on December 29, 2003. Outstanding CIB stock options were converted into approximately 195,000 Humboldt stock options, at a weighted average fair value of $10.7419 per option.

     As of December 31, 2003, CIB had total assets of $401 million, total loans of $197 million, total deposits of $342 million and total liabilities of $372 million. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Fair Value of CIB Assets Acquired and Liabilities Assumed
(In thousands)

January 6,
2004
Assets Acquired
Cash and due from banks	$22,104
Federal funds sold	19,365
Investment securities available for sale	140,211
Loans	201,049
Less: allowance for loan losses	4,058

Net loans	196,991
Premises and equipment, net	7,260
Accrued interest receivable and other assets	17,644
Core deposit intangible asset	2,890
Goodwill	57,798

Total assets	$464,263

Liabilities Assumed
Deposits
Noninterest-bearing	$158,847
Interest-bearing	188,936

Total deposits	347,783
Accrued interest payable and other liabilities	8,332
Borrowed funds	15,000
Junior subordinated debentures	10,310

Total liabilities	$381,425

     The core deposit intangible asset shown in the table above represents the value ascribed to the long-term deposit relationships acquired. This intangible asset is being amortized on a straight-line basis over five years. Amortization of the CIB core deposit intangible asset for the first three months of 2004 totaled $145,000. Goodwill represents the excess of the total purchase price paid for CIB over the fair values of the assets acquired, net of liabilities assumed. Goodwill is not amortized, but is evaluated for possible impairment at least annually and more frequently if events and circumstances indicate that the asset might be impaired. No impairment loss was recognized during the three months ended March 31, 2004.

     Following is pro forma presentation of the results for the combined companies as if the merger had occurred on January 1, 2003:

Pro Forma Financial Information
(In thousands, except per share data)

	Three Months Ended March 31, 2003
			Pro Forma		Pro Forma
	Humboldt	CIB	Adjustments		Combined
Net interest income after provision for loan losses	$11,156	$3,934	$(86	)(a)(b)	$15,004
Non-interest income	2,292	819			3,111
Non-interest expense	9,829	3,020	145	(a)	12,994

Income from continuing operations	3,619	1,733	(231)		5,121
Income taxes	977	627	97	(c)	1,701

Net income from continuing operations	$2,642	$1,106	$(328)		$3,420

Earnings from continuing operations per share:
Basic	$0.21				$0.22
Diluted	$0.20				$0.21
Average shares outstanding:
Basic	12,574		2,925		15,499
Diluted	13,082		2,960		16,042

(a)	Amortization and accretion of purchase accounting adjustments.

(b)	Interest expense on junior subordinated debentures issued in connection with the merger.

(c)	Income tax effect of pro forma adjustments.

Umpqua Holdings Corporation

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

     The transaction is expected to be completed during the third quarter of 2004, subject to the satisfaction of customary conditions, including the favorable vote of Humboldt and Umpqua shareholders and the receipt of either regulatory approvals or waivers.

Note 8 — Commitments and Contingent Liabilities

     Lease Commitments: Humboldt leases 19 sites under non-cancelable operating leases. Four of the leases are renewable for an additional five-year period, five are renewable for two consecutive five-year periods, two are renewable for three consecutive five-year periods, and one of the leases is renewable for four consecutive five-year periods. The leases contain varying requirements for increases, including adjustments based on the Consumer Price Index with minimum increases of 2% and maximum increases of 10%. Other leases have scheduled adjustments to the base rent.

     As of March 31, 2004, future minimum lease payments under noncancelable operating leases are as follows (dollars in thousands):

2004	$1,250
2005	1,353
2006	1,326
2007	1,255
2008	1,134
Thereafter	1,577

Total minimum lease commitments	$7,895

     Financial Instruments With Off-Balance-Sheet Risk: Humboldt’s financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit, credit card arrangements and standby letters of credit. A summary of Humboldt’s commitments and contingent liabilities at March 31, 2004, is as follows (dollars in thousands):

Commitments to extend credit	$262,431
Credit card arrangements	15,012
Standby letters of credit	4,297

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

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Humboldt evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Humboldt upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, certificates of deposit and income-producing commercial properties.

     Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. All letters of credit are short-term guarantees with no guarantees extending more than two years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit facilities to customers. Humboldt holds assigned deposit accounts as collateral supporting those commitments for which collateral is deemed necessary. None of these letters of credit were utilized during 2003 or the first three months of 2004, and Humboldt did not incur any losses on its commitments during those periods.

     Legal Proceedings: In the ordinary course of business, various claims and lawsuits are brought by and against Humboldt and the Bank. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the consolidated financial condition or results of operations of Humboldt.

Note 9 – Junior Subordinated Debentures (Trust Preferred Securities)

     As of March 31, 2004, Humboldt had five wholly-owned trusts (“Trusts”) that were formed to issue trust preferred securities and related common securities of the Trusts. As a result of the adoption of FIN 46R, the Trusts have been deconsolidated. The $58,921,000 of junior subordinated debentures issued to the Trusts as of March 31, 2004 ($48,611,000 as of December 31, 2003) is reflected as junior subordinated debentures in the consolidated balance sheets. The common stock issued by the Trusts is recorded in other assets in the consolidated balance sheets at March 31, 2004 and December 31, 2003. Following are the terms of each debenture as of March 31, 2004:

Issue Date	Amount	Rate	Maturity Date	Call Date
	(Dollars in thousands)
March 2000	$5,310	10.875%	March 2030	March 2010
February 2001	5,155	10.200%	February 2031	February 2011
December 2002	10,310	Floating*	December 2031	December 2006
September 2003	27,836	6.75%**	September 2033	September 2008
November 2002	10,310	Floating***	November 2032	November 2007

Total	$58,921

*	Floating rate at three-month LIBOR plus 3.60%.

**	Fixed rate for five years, then floating at three-month LIBOR plus 2.95%.

***	Floating rate at three-month LIBOR plus 3.45%. Obligation assumed in the CIB merger.

     Approximately $51 million of the debentures issued to the Trusts, less the common securities of the Trusts, qualifies as Tier 1 capital as of March 31, 2004, under interim guidance issued by the Board of Governors of the Federal Reserve System (Federal Reserve Board).

Part I. Item 2.
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

Overview

     Humboldt Bancorp (“Humboldt”) is a bank holding company registered under the Bank Holding Company Act of 1956. Humboldt’s operations are primarily conducted by Humboldt Bank, a wholly-owned subsidiary that is chartered by the State of California. As of March 31, 2004, Humboldt had total assets of $1.46 billion, total loans of $1.02 billion, total deposits of $1.14 billion and total shareholders’ equity of $155 million.

Summary of Critical Accounting Policies

     The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Humboldt’s significant accounting policies are described in Note 1 in the Notes to the Consolidated Financial Statements for the year ended December 31, 2003 as filed on Form 10-K (the “Notes to the 2003 Consolidated Financial Statements”). Not all of these critical accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management believes that the following policies and those disclosed in the Notes to the 2003 Consolidated Financial Statements could be considered critical within the SEC definition.

Reserves and Contingencies

     Humboldt must manage and control certain inherent risks in the normal course of its business. These include credit risk, fraud risk, operations and settlement risk, and interest rate risk. Humboldt has established reserves for risk of losses, including loan losses and tax contingencies. The allowance for loan losses represents Humboldt’s estimate of the probable losses that have occurred as of the date of the financial statements, as further described in Note 1 in the Notes to the 2003 Consolidated Financial Statements. Management believes that Humboldt has appropriately accrued for tax exposures. If Humboldt prevails in a matter for which an accrual has been established, or is required an amount exceeding recorded reserves, the financial impact will be reflected in the period in which the matter is resolved.

Derivative Financial Instruments

     Humboldt has an asset/liability management policy that provides for the use of derivative financial instruments to hedge interest rate risk. This policy permits the use of interest rate swap, cap and floor contracts to hedge specific interest rate risk exposures as part of Humboldt’s asset/liability management process. This policy limits the notional amount of total derivative financial instruments to 15% of total assets. Notes 1 and 11 in the Notes to the 2003 Consolidated Financial Statements contain additional information on accounting policies related to derivative financial instruments. No new derivative contracts have been entered into during the first three months of 2004.

Off-Balance Sheet Financing

     During the first quarter of 2001, Humboldt classified its leasing subsidiary, Bancorp Financial Services, Inc. (“BFS”) as a discontinued operation upon adoption of a plan to sell the subsidiary. During the second quarter of 2001, it was determined that a sale of BFS was unlikely and the plan was modified to wind-down the operations of BFS. Management believes that the wind-down of BFS met the requirements for classification as a discontinued operation. Note 3 in the Notes to the 2003 Consolidated Financial Statements contains additional information about Discontinued Operations.

     Prior to its classification as a discontinued operation, BFS formed three subsidiaries that were not consolidated on the financial statements of BFS or Humboldt. These subsidiaries are commonly referred to as special purpose entities, or SPEs. As of March 31, 2004 and December 31, 2003, only two subsidiaries were not consolidated. Both of the remaining unconsolidated subsidiaries are considered “qualifying” SPEs that were formed for the sole purpose of issuing lease-backed notes to institutional investors. Additional information on these SPEs is provided in Note 3 in the Notes to the 2003 Consolidated Financial Statements.

Revenue recognition

     Humboldt’s primary sources of revenue are interest income from loans and investment securities and, prior to the sale of the merchant bankcard operation in the first quarter of 2003, fees received in connection with providing merchant bankcard processing services. (Merchant bankcard revenue and expenses are classified as discontinued operations in this quarterly report.) Interest income is recorded on an accrual basis. Note 1 in the Notes to the 2003 Consolidated Financial Statements contains an explanation of the process for determining when the accrual of interest income is discontinued on impaired loans and under what circumstances loans are returned to an accruing status. Merchant bankcard revenue was recorded on a cash basis.

     An additional source of revenue for Humboldt is related to the gains recorded in connection with the sale of the guaranteed portion of certain SBA loans for which Humboldt retains the right to service the loans. Recording of such gains involves the use of estimates and assumptions related to the expected life of the loans and future cash flows. Notes 1 and 7 in the Notes to the 2003 Consolidated Financial Statements contain additional information regarding Humboldt’s accounting policy for revenue recorded in connection with the sale of loans. SBA loan servicing rights are based upon estimates and are subject to the risk of prepayments and market value fluctuation.

Results of Operations

     For the three months ended March 31, 2004, Humboldt reported net income of $2.9 million, or $0.19 per diluted share, compared with $22.0 million, or $1.68 per diluted share for the same period in 2003. Net income for the first quarter of 2003 included a gain on the sale of the Bank’s proprietary merchant bankcard operation (see Note 3 to the Consolidated Financial Statements). Net income from continuing operations was $2.9 million, or $0.19 per diluted share, for the first three months of 2004, compared with $2.6 million, or $0.20 per diluted share, for the same period in 2003. The results for the first quarter of 2004 produced a return on average assets of 0.82% and a return on average stockholders’ equity of 7.8%.

     The following table summarizes the major components of income and expense for the three-month periods ended March 31, 2004 and 2003 and the changes in those components for the periods presented.

Table 1 — Condensed Consolidated Statements of Income
(in thousands)

	For the Three Months
	Ended March 31,		Change
	2004	2003	Amount	Percent
Summary of Operations
Interest income	$19,149	$15,534	$3,615	23%
Interest expense	3,979	3,789	190	5%

Net Interest Income	15,170	11,745	3,425	29%
Provision for loan losses	184	589	(405)	-69%

Net interest income after provision for loan losses	14,986	11,156	3,830	34%
Non-interest income	3,102	2,292	810	35%
Non-interest expense	13,621	9,829	3,792	39%

Income before taxes	4,467	3,619	848	23%
Income taxes	1,550	977	573	59%

Net income from continuing operations	2,917	2,642	275	10%
Income from discontinued operations, net of tax	—	19,319	(19,319)	nm

Net income	$2,917	$21,961	$(19,044)	-87%

nm — not meaningful

Net Interest Income

     Net interest income is the largest source of Humboldt’s operating income. Net interest income was $15.2 million for the three-month period ended March 31, 2004, an increase of $3.4 million, or 29% over the comparable period in 2003. This increase is attributable to growth in outstanding average interest earning assets and interest-bearing liabilities over the comparable prior year period, primarily due to the CIB acquisition on January 6, 2004. Earning assets acquired on that date totaled $360 million, and interest-bearing liabilities totaled $214 million.

     For the three-month period ended March 31, 2004, the net interest margin (net interest income as a percentage of average interest earning assets) on a fully tax-equivalent basis was 4.94%, a decrease of 15 basis points as compared to the same period in 2003. The decrease in the net interest margin was also principally attributable the merger with CIB, which had a lower net interest margin than Humboldt, and the cost of the junior subordinated debentures issued in connection with the merger.

     The following tables show the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned (on a fully tax-equivalent basis) and paid by Humboldt on those assets and liabilities for the three-month periods ended March 31, 2004 and 2003:

Table 2 — Average Consolidated Balance Sheets and Net Interest Analysis
Fully tax-equivalent basis
(in thousands)

	For the Three Months Ended
	March 31, 2004			March 31, 2003
	Average	Interest	Average	Average	Interest	Average
	Balance	(1)	Rate	Balance	(1)	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (2)	$968,486	$16,199	6.73%	$757,293	$13,646	7.31%
Investment securities (1)	274,825	3,144	4.60%	182,406	2,031	4.52%
Federal funds sold and other interest income	8,612	21	0.98%	11,121	34	1.24%

Total interest-earning assets / interest income	1,251,923	$19,364	6.22%	950,820	$15,711	6.70%

Non-interest-earning assets:
Allowance for loan losses	(16,260)			(11,844)
Cash and due from banks	47,992			33,185
Premises and equipment	27,375			16,380
Goodwill and deposit intangibles	62,977			6,180
Other assets	55,614			42,863

Total assets	$1,429,621			$1,037,584

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$179,072	$156	0.35%	$51,843	$16	0.13%
Savings deposits	343,878	647	0.76%	225,426	579	1.04%
Certificates of deposit	361,291	1,662	1.85%	320,272	2,196	2.78%

Total interest-bearing deposits	884,241	2,465	1.12%	597,541	2,791	1.89%

Federal funds purchased	9,421	25	1.07%	—	—
Federal Home Loan Bank advances	64,349	400	2.50%	59,532	433	2.95%
Other borrowings (3)	60,068	1,089	7.29%	29,300	565	7.82%

Total borrowed funds	133,838	1,514	4.55%	88,832	998	4.56%

Total interest-bearing liabilities / interest expense	1,018,079	3,979	1.57%	686,373	3,789	2.24%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	239,408			240,856
Other liabilities	20,786			26,157

Total liabilities	1,278,273			953,386

Stockholders’ equity	151,348			84,198

Total liabilities and stockholders’ equity	$1,429,621			$1,037,584

Net interest-rate spread			4.65%			4.46%
Impact of non-interest-bearing sources and other changes in balance sheet composition			0.29%			0.63%

Net interest income / margin on interest-earning assets (4)		$15,385	4.94%		$11,922	5.09%

(1)	Interest income on tax-exempt securities has been increased by 50% to reflect comparable interest on taxable securities.

(2)	Includes non-accrual loans.

(3)	Includes junior subordinated debentures.

(4)	Tax equivalent net interest income as a percentage of average earning assets.

     The following table shows the relative impact on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by Humboldt on such assets and liabilities for the three-month periods ended March 31, 2004 and 2003. Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated proportionately between both variances.

Table 3 — Change in Interest Income and Expense on a Tax Equivalent Basis
Unaudited
(in thousands)

	Three Months Ended March 31, 2004
	Compared to 2003
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$3,588	$(1,035)	$2,553
Investment securities	1,056	57	1,113
Federal funds sold	(7)	(6)	(13)

Total increase (decrease) in interest income	4,637	(984)	3,653
Interest-bearing liabilities:
Transaction accounts	80	60	140
Savings deposits	250	(182)	68
Certificates of deposit	255	(789)	(534)

Total interest-bearing deposits	585	(911)	(326)
Federal funds purchased	25	—	25
FHLB advances	33	(66)	(33)
Other borrowings	560	(36)	524

Total borrowed funds	618	(102)	516

Total increase (decrease) in interest expense	1,203	(1,013)	190

Increase (decrease) in net interest income	$3,434	$29	$3,463

Provision for Loan Losses

     The provision for loan losses was $184,000, or 0.08% of average loans on an annualized basis, for the three months ended March 31, 2004, compared with $589,000, or 0.32% of average loans, for the same period in 2003. Net charge-offs for the three months ended March 31, 2004 were $137,000, or 0.06% of average loans on an annualized basis, compared to $224,000 or 0.12% of average loans for the same period in 2003. The ratio of allowance for loan losses to total loans was 1.60% at March 31, 2004, as compared to 1.59% at December 31, 2003.

     The provision for loan losses and allowance for loan losses reflect management’s consideration of the various risks in the loan portfolio. Additional discussion of loan quality and the allowance for loan losses is provided in the Asset Quality discussion section of this report. That discussion shows that net charge-offs for the first quarter of 2004 declined from the comparable quarter of 2003 and, notwithstanding the lower loan loss provision, the ratio of the allowance for loan losses to non-performing loans increased significantly from a year ago.

Non-interest Income

     Non-interest income for the three-month period ended March 31, 2004 was $3.1 million, an increase of $0.8 million, or 35%, from the same period in 2003. This increase is principally attributable to the CIB acquisition.

     Service charges on deposit accounts totaled $1,416,000 for the three-month period ended March 31, 2004, an increase of $810,000, or 134%, over the comparable period in 2003. In addition to the CIB acquisition, this increase is also due to Humboldt’s introduction in June 2003 of a new overdraft privilege feature for certain consumer transaction accounts that resulted in increased overdraft charges.

     Total gains on the sale of loans for the three-month period ended March 31, 2004 were $587,000, a decrease of $106,000 from the same period in 2003. During the three-month period ended March 31, 2004, Humboldt recognized $278,000 in gains related to the sale of $6.9 million of SBA loans, compared with $403,000 in gains related to the sale of $7.6 million in SBA loans for the same period in 2003.

Table 4 — Non-Interest Income
(In thousands)

	For the Three Months Ended
	March 31,		Change

	2004	2003	Amount	Percent
ATM fees	$177	$149	$28	19%
Bank-owned life insurance	351	181	170	94%
Service charges on deposit accounts	1,416	606	810	134%
Gain on sale of loans	587	693	(106)	-15%
Other	571	663	(92)	-14%

Total non-interest income	$3,102	$2,292	$810	35%

Non-interest Expense

     For the three-month period ended March 31, 2004, non-interest expense totaled $13.6 million, an increase of $3.8 million, or 39%, from the same period in 2003. This increase is principally attributable to the CIB acquisition, including $628,000 of expenses incurred related to the CIB merger and $230,000 of expenses related to the pending merger with Umpqua.

Table 5 — Non-Interest Expense
(In thousands)

	For the Three Months Ended
	March 31,		Change

	2004	2003	Amount	Percent
Salaries and benefits	$7,373	$5,597	$1,776	32%
Occupancy and equipment	1,926	1,389	537	39%
Professional fees	498	458	40	9%
Postage, printing and supplies	483	379	104	27%
Telecommunications	202	210	(8)	-4%
Advertising	179	148	31	21%
Merger-related expenses	858	—	858	nm
Other	2,102	1,648	454	28%

	$13,621	$9,829	$3,792	39%

nm = not meaningful

     Compensation expense for the three-month period ended March 31, 2004 was $7.4 million, an increase of $1,776,000, or 32%, from the same period in 2003, principally due to the CIB acquisition.

     Total occupancy and equipment expense for the three-month period ended March 31, 2004 was $1.9 million, an increase of $537,000, or 39% from the same period in 2003. The increase is principally attributable to the CIB acquisition and approximately $300,000 of depreciation expense associated with Humboldt’s new core branch accounting and processing system which was implemented in June 2003.

     Total other non-interest expense for the three-month period ended March 31, 2004 was $3.5 million, an increase of $621,000, or 22%, from the same period in 2003, also principally attributable to the CIB acquisition.

Income Taxes

     Income tax expense for the three months ended March 31, 2004 was $1.6 million, compared with $1.0 million for the same period in 2003. The effective tax rate (income tax expense as a percentage of pre-tax income) for the three months ended March 31, 2004 was 34.7%, compared to 27.0% for the same period in 2003. The increase in the effective tax rates is principally attributable to the potential elimination of state tax benefits associated with HB Investment Trust, a real estate investment trust (“REIT”) subsidiary of Humboldt Bank. At the end of 2003 the California Franchise Tax Board announced that it will not recognize certain state tax benefits claimed by REIT taxpayers using tax strategies similar to that being used by Humboldt. As a result, Humboldt reversed in the fourth quarter of 2003 all state tax benefits associated with the REIT, which had been recorded in the first three quarters of 2003. Humboldt believes that it is adequately reserved for tax benefits recognized during 2002 and expects to defend its use of the structure.

Investment Securities

     The composition of the investment securities portfolio reflects management’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of income. The investment securities portfolio also provides a means of balance with respect to interest rate risk and credit risk inherent in the loan portfolio, while providing a vehicle for the investment of available funds, a source of liquidity (by pledging as collateral or through repurchase agreements), and collateral for certain public funds deposits.

     Total average investment securities for the three-month period ended March 31, 2004 were $275 million, an increase of $92 million, or 51%, compared with the same period in 2003. The investment securities portfolio acquired in the CIB merger totaled $140 million. The average tax-equivalent yield on investment securities for the three-month period ended March 31, 2004 was 4.60%, an increase of 8 basis points from the same period in 2003.

Loans

     Total average loans for the three-month period ended March 31, 2004 were $968 million, an increase of $211 million, or 28%, over the same period in 2003. The average yield on loans for the three-month period ended March 31, 2004 was 6.73%, a decrease of 58 basis points from the same period in 2003. This decrease is attributable the downward repricing of Humboldt’s variable rate loans due to lower market interest rates and the reinvestment of cash flows arising from scheduled payments and prepayments of principal at lower market rates.

     Total loans at March 31, 2004 were $1,017 million, an increase of $252 million, or 33%, from year-end 2003. The loan portfolio acquired in the CIB merger totaled $201 million.

     In 2003, liquidity concerns related to the expected loss of approximately $70 million of core deposits in connection with the exit from the merchant bankcard business caused management to consciously limit loan growth. Humboldt stopped purchasing loan participations and lowered its “hold” position on loans participated to other banks, discontinued originating “transactional” commercial loans (i.e., those with no ongoing customer deposit relationship), and maintained its credit and pricing discipline on potential loans in the face of competitive pressures for long-term fixed rate loans. For 2004, management reexamined the Bank’s practices and selectively provided for adjustments to policies on loan pricing, transactional loans and retained amounts on larger credits. As a result, the loan growth for the first three months of 2004 includes approximately $50 million in net new loan originations subsequent to the acquisition of CIB. Management does not expect the changes in loan origination policies to result in material increases in credit or interest rate risk exposures.

Asset Quality

     Non-performing assets, which include non-accrual loans, loans past-due 90 days or more and still accruing interest and other real estate owned, totaled $13.0 million at March 31, 2004, as compared to $9.5 million at December 31, 2003 and $10.9 million at March 31, 2003. Total non-performing loans at March 31, 2004 were $9.8 million, as compared to $9.4 million at December 31, 2003 and $10.8 million at March 31, 2003.

     The increase in non-performing loans since December 31, 2003 is attributable to non-performing loans acquired in the CIB merger (approximately $2.2 million) and one $3.4 million agribusiness relationship placed on non-accrual during the quarter, partially offset by the payoff during the first quarter of a $5.8 million non-accrual loan for the expansion of a boutique hotel. Humboldt recognized a $0.1 million charge-off in connection with this loan settlement. Approximately $2.4 million of the nonperforming loans at March 31, 2004, consists of various loans to another agriculture-related business, of which approximately $2.0 million is backed by government guarantees. Included in non-performing assets at March 31, 2004, was an OREO property acquired in the CIB merger with a carrying value of $3.0 million. This property was sold subsequent to March 31, with the net sale proceeds in excess of the carrying value recorded as a reduction of goodwill acquired in the acquisition.

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

     The following table presents information about Humboldt’s non-performing assets, including quality ratios as of March 31, 2004, December 31, 2003 and March 31, 2003:

Table 6 — Non-Performing Assets
(in thousands)

	March 31,	December 31,	March 31,
	2004	2003	2003
Loans on non-accrual status	$9,734	$9,265	$9,624
Loans past due 90 days or more and still accruing	98	104	1,188
Restructured loans	—	—	—

Total non-performing loans	9,832	9,369	10,812
Other real estate owned	3,174	88	88

Total non-performing assets	$13,006	$9,457	$10,900

Total non-performing loans as a percentage of total loans	0.97%	1.22%	1.43%
Total non-performing assets as a percentage of total assets	0.89%	0.91%	1.01%

     At March 31, 2004, Humboldt had approximately $7 million ($10 million at December 31, 2003) of outstanding loans that were not included in the non-performing or non-accrual categories, but for which management had knowledge that the borrowers had certain identified weaknesses based on Humboldt’s internal risk rating system. Although these weaknesses are serious enough for management to be uncertain of the borrowers’ ability to comply with the original repayment terms of the loans, no losses are anticipated at this time in connection with these loans based on current market conditions, cash flow generation and collateral values. These loans are subject to routine management review and are considered in determining the adequacy of the allowance for loan losses.

     The allowance for loan losses (“ALL”) at March 31, 2004 totaled $16.3 million, an increase of $4,105,000, or 34%, from December 31, 2003, due primarily to the acquisition of CIB. The ratio of ALL to total loans at March 31, 2004 was 1.60%, an increase of one basis point from December 31, 2003 and from March 31, 2003. At March 31, 2004 and 2003, the ratio of ALL to total non-performing loans was 166% and 111%, respectively.

     The following table provides an analysis of the changes in the ALL for the three-month periods ended March 31, 2004 and 2003:

Table 7 — Allowance for Loan Losses
(in thousands)

	Three Months Ended
	March 31,
	2004	2003
Balance beginning of period	$12,206	$11,614
Provision for loan losses	184	589
Loans charged-off	(309)	(354)
Charge-off recoveries	172	130

Net charge-offs	(137)	(224)
Change incident to merger	4,058	—

Balance end of period	$16,311	$11,979

As a percentage of average loans (annualized):
Net charge-offs	0.06%	0.12%
Provision for loan losses	0.08%	0.32%
Allowance for loan losses as a percentage of:
Period end loans	1.60%	1.59%
Non-performing loans	166%	111%

     Management believes that the ALL at March 31, 2004 is sufficient to absorb losses inherent in the loan portfolio. This assessment is based upon the best available information and does involve uncertainty and matters of judgment. Accordingly, the adequacy of the loan loss reserve cannot be determined with precision and could be susceptible to significant change in future periods.

Deposits and Borrowed Funds

     Total average deposits for the three-month period ended March 31, 2004 were $1.124 billion, an increase of $285 million, or 34%, over the same period in 2003. The average cost of interest bearing deposits for the three-month period ended March 31, 2004 was 1.12%, a decline of 77 basis points as compared to the first three months of 2003. This reduction is principally due to rate reductions made by Humboldt in response to lower market interest rates.

     As of March 31, 2004, Humboldt had $40 million of brokered certificates of deposit at an average cost of 2.51%. Of this total, $30 million are fixed-rate instruments that mature prior to December 31, 2004. One brokered issuance, in the amount of $10 million, matures in June 2010. This issuance is callable at Humboldt Bank’s option after one year and bears a fixed interest rate of 4.70%. Humboldt has synthetically converted this issuance to a floating rate based on LIBOR plus 7 basis points using an interest rate swap contract, which is callable by the counterparty after one year. Humboldt, in turn, has the option to call the related brokered certificates. Additional information regarding this swap contract is included in Table 9 below.

     Total average borrowed funds, including the junior subordinated debentures, for the three months ended March 31, 2004 were $134 million, an increase of $45 million, or 51%, compared with the same period in 2003. The average cost of borrowed funds for the three-month period ended March 31, 2004 was 4.55%, down 1 basis point as compared to the same period in 2003.

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

     The estimated impact on Humboldt’s net interest income over a one-year time horizon as of March 31, 2004 is presented in Table 8. The interest rate simulation assumes a parallel and sustained shift in market interest rates ratably over a twelve-month period and no change in the composition or size of Humboldt’s balance sheet. For example, the “up 200 basis points” scenario is based on a theoretical increase in market rates of 16.7 basis points per month over the ensuing 12 months.

Table 8 — Interest Rate Simulation

	Increase (Decrease) in Net Interest	Percentage
Scenario	Income from Base Scenario	Change
	(Dollars in thousands)
Up 200 basis points	$2,794	4.8%
Up 100 basis points	1,211	2.1%
Down 100 basis points	(1,136)	-1.9%

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

     In order to assist with managing interest rate sensitivity, Humboldt has entered into off-balance sheet contracts that are considered derivative financial instruments. As of March 31, 2004, Humboldt had four such contracts, all of which are interest rate swap agreements. Table 9 presents information regarding the swap agreements as of March 31, 2004:

Table 9 — Interest Rate Swap Contracts
As of March 31, 2004

Issue	Notional	Rate		Rate		Maturity	Hedge	Hedged	Fair
Date	Amount	Paid		Received		Date	Type	Instrument	Value
	(Dollars in thousands)
January 2002	$25,000	4.00%	(1)	6.72	%(4)	January 2005	Cash Flow	Loans	$517
July 2002	25,000	4.00%	(2)	6.30	%(4)	July 2005	Cash Flow	Loans	643
December 2002	10,000	1.18%	(3)	4.70	%(4)	June 2010	Fair Value	Callable CD	43
December 2001	10,000	8.42%	(4)	4.71	%(5)	December 2006	Cash Flow	Trust Preferred	(663)

Total interest rate swaps	$70,000								$540

(1)	Variable rate based on prime rate

(2)	Variable rate based on prime rate

(3)	Variable rate based on 3 month LIBOR + 7 basis points

(4)	Fixed rate

(5)	Variable rate based on 3 month LIBOR + 3.6%, not to exceed 12.50%

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

Capital Resources and Liquidity

     Stockholders’ equity at March 31, 2004 was $155 million, an increase of $58 million, or 60%, from year-end 2003. Table 10 presents a summary of the changes in stockholders’ equity for the three-month period ended March 31, 2004:

Table 10 — Summary of Changes in Stockholders’ Equity
For the three months ended March 31, 2004

Stockholders’ equity December 31, 2003	$96,896
Net income	2,917
Dividends paid	(456)
Stock issued in connection with various plans, and related tax benefits	1,460
Stock-based compensation under SFAS No. 148	290
Stock issued in connection with merger	52,984
Other comprehensive income	1,329

Stockholders’ equity March 31, 2004	$155,420

     The following table shows Humboldt’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a “well-capitalized” institution at March 31, 2004 and December 31, 2003:

Table 11 — Capital Ratios

	March 31,	December 31,
	2004	2003
Leverage ratio:	10.03%	11.40%
Regulatory minimum	4.00%	4.00%
Well-capitalized minimum	5.00%	5.00%
Tier I risk-based capital:	11.14%	13.06%
Regulatory minimum	4.00%	4.00%
Well-capitalized minimum	6.00%	6.00%
Total risk-based capital:	12.92%	16.21%
Regulatory minimum	8.00%	8.00%
Well-capitalized minimum	10.00%	10.00%

     On February 6, 2002, Humboldt announced the authorization of a stock repurchase for up to 600,000 shares. This repurchase was completed during the first quarter of 2003. On July 22, 2002, Humboldt’s Board of Directors authorized a second stock repurchase for up to 1.2 million shares in connection with the planned sale of the Humboldt’s proprietary merchant bankcard operations. Approximately 500,000 shares remained available for repurchase under this authorization as of March 31, 2004. Under its Agreement with Umpqua, Humboldt has committed that it will not repurchase any shares. The following table presents the number of shares repurchased and average price paid by Humboldt for the three-month periods ended March 31, 2004 and 2003.

Table 12 — Share Repurchase Summary

	Three Months Ended
	March 31,
	2004	2003
Shares repurchased	—	366,426
Average price paid	$—	$11.90

     During the third quarter of 2003 Humboldt issued, through a wholly-owned statutory business trust, $27 million of guaranteed preferred beneficial interests in Humboldt’s junior subordinated debentures. Subject to certain limitations, these debentures qualify as regulatory capital under current guidelines. The proceeds received by Humboldt from the sale of the junior subordinated debentures were used to provide approximately 85% of the cash consideration for the acquisition of California Independent Bancorp (see Note 7 to the Consolidated Financial Statements). Further information on the junior subordinated debentures is included in Note 9 to the consolidated financial statements.

     The following table presents cash dividends paid by Humboldt for the three-month periods ended March 31, 2004 and 2003.

Table 13 — Cash Dividends

	Three Months Ended
	March 31,
	2004	2003
Dividend per share	$0.030	$0.025
Payout ratio*	16%	12%

     *Based on net income from continuing operations.

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

     Liquidity measures the ability to meet current and future cash flow needs as they become due. Maintaining an adequate level of liquid funds, at the most economical cost, is an important component of Humboldt’s asset and liability management program. Humboldt has several sources of available funding to provide the required level of liquidity, including deposits and short- and long-term borrowings. Like most banking organizations, Humboldt relies primarily upon cash inflows from financing activities (deposit gathering, short-term borrowing and issuance of long-term debt) in order to fund its investing activities (loan origination and securities purchases). The investing activity cash inflows such as loan payments and securities sales and prepayments are also a significant component of liquidity. Following is a summary of Humboldt’s contractual obligations extending beyond one year from March 31, 2004:

Table 14 — Long-Term Contractual Obligations

	Less than	1 thru 3	3 thru 5	More than
	1 year	years	years	5 years	Total
	(Dollars in thousands)
Borrowed funds	$46,545	$11,165	$1,000	$1,699	$60,409
Junior subordinated debentures	—	—	—	58,921	58,921
Operating leases	1,250	2,679	2,389	1,577	7,895
Other long-term liabilities	250	1,056	1,179	4,561	7,046

Total contractual obligations	$48,045	$14,900	$4,568	$66,758	$134,271

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes in Humboldt’s quantitative and qualitative disclosures about market risk as of March 31, 2004 from those presented in Humboldt’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Part II. — Other Information

Item 1 — Legal Proceedings

     In the normal course of business, Humboldt and its subsidiaries are involved in litigation. Management does not believe that any litigation in which it is currently involved will have a material impact on the company’s financial condition or results of operations.

Item 2 — Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities — None

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

     On January 7, 2004, Humboldt filed a Form 8-K in connection with the issuance of a press release announcing that Humboldt completed its Merger with California Independent Bancorp. A copy of the press release was included as Exhibit 99.1, but was not filed but considered furnished pursuant to regulation FD.

     On January 12, 2004, Humboldt Bancorp issued a press release announcing the expected increase in its effective tax rate due to a recent announcement by the California Franchise Tax Board. A copy of the press release was included as Exhibit 99.1, but was not filed but considered furnished pursuant to Regulation FD.

     On January 29, 2004, Humboldt filed a Form 8-K in connection with the issuance of a press release announcing its unaudited financial results for the quarter and year ended December 31, 2003. A copy of the press release was included as Exhibit 99.1 under Item 9 in accordance with interim guidance issued by the SEC in Release No. 33-8216 for reporting Item 12 (Results of Operations and Financial Condition).

     On March 15, 2004, Humboldt filed a Form 8-K in connection with the issuance of a press release announcing that on March 13, 2004, Humboldt entered into a definitive Agreement and Plan of Reorganization with Umpqua Holdings Corporation. A copy of the press release was included as Exhibit 99.1, but was not filed but considered furnished pursuant to regulation FD.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 4, 2004	HUMBOLDT BANCORP

/s/ Robert M. Daugherty

Robert M. Daugherty President and Chief Executive Officer (Principal Executive Officer)

/s/ Patrick J. Rusnak

Patrick J. Rusnak Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Ronald B. Pigeon

Ronald B. Pigeon Senior Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Number	Description
31.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.